Form 10-Q
period 2018-08-05
Lovesac Co
filed 2018-09-14
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 5, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38555

THE LOVESAC COMPANY

(Exact name of registrant as specified in its charter)

Delaware	16-1685692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Landmark Square, Suite 300 Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 636-1223

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of September 14, 2018, there were 13,456,644 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

AUGUST 5, 2018

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to sustain recent growth rates;

●	our ability to manage the growth of our operations over time;

●	our ability to maintain, grow and enforce our brand and trademark rights;

●	our ability to improve our products and develop new products;

●	our ability to obtain, grow and enforce intellectual property related to our business and avoid infringement or other violation of the intellectual property rights of others;

●	our ability to successfully open and operate new showrooms;

●	our ability to increase our Internet sales; and

●	our ability to compete and succeed in a highly competitive and evolving industry.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 5, 2018	February 4, 2018
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$48,212,163	$9,175,951
Trade accounts receivable	4,034,273	2,805,186
Merchandise inventories	20,239,919	11,641,482
Prepaid expenses and other current assets	5,794,464	6,062,946

Total Current Assets	78,280,819	29,685,565

Property and Equipment, Net	15,714,513	11,037,289

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	691,283	526,370
Deferred financing costs, net	255,583	48,149

Total Other Assets	1,090,428	718,081

Total Assets	$95,085,760	$41,440,935

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$15,299,930	$12,695,954
Accrued expenses	1,738,475	784,340
Payroll payable	1,354,069	1,454,193
Customer deposits	2,199,619	909,236
Sales taxes payable	950,292	894,882
Line of credit	-	405

Total Current Liabilities	21,542,385	16,739,010

Deferred Rent	1,315,115	1,063,472

Total Liabilities	22,857,500	17,802,482

Stockholders’ Equity

Preferred Stock $.00001 par value, 10,000,000 shares authorized, no shares issued as of August 5, 2018 and 1,018,600 shares issued as of February 4, 2018.	-	26
Common Stock $.00001 par value, 40,000,000 shares authorized and 13,451,644 shares issued as of August 5, 2018, and 6,064,500 shares issued as of February 4, 2018, respectively.	135	61

Additional paid-in capital	141,134,426	79,891,819

Accumulated deficit	(68,906,301)	(56,253,453)

Stockholders’ Equity	72,228,260	23,638,453

Total Liabilities and Stockholders’ Equity	$95,085,760	$41,440,935

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

Net sales	$33,249,012	$20,745,349	$60,017,810	$38,377,588

Cost of merchandise sold	15,410,442	9,213,593	27,532,067	17,757,692

Gross profit	17,838,570	11,531,756	32,485,743	20,619,896

Operating expenses
Selling, general and administrative expenses	23,899,447	13,528,187	43,501,738	25,456,781
Depreciation and amortization	758,684	338,534	1,428,829	685,642

Total operating expenses	24,658,131	13,866,721	44,930,567	26,142,423

Operating loss	(6,819,561)	(2,334,965)	(12,444,824)	(5,522,527)

Interest expense, net	(435)	(79,342)	(58,420)	(229,088)

Net loss before taxes	(6,819,996)	(2,414,307)	(12,503,244)	(5,751,615)

Provision for income taxes	(149,604)	-	(149,604)	-

Net loss	$(6,969,600)	$(2,414,307)	$(12,652,848)	$(5,751,615)

Net loss per common share:
Basic and diluted	$(3.71)	$(0.45)	$(5.29)	$(1.01)

Weighted average number of common shares outstanding:
Basic and diluted	9,077,549	6,000,000	7,571,377	6,000,000

THE LOVESAC COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Twenty-six weeks ended
	August 5, 2018	July 30, 2017

Cash Flows from Operating Activities
Net loss	$(12,652,848)	$(5,751,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,350,493	573,011
Amortization of other intangible assets	78,336	112,631
Amortization of deferred financing fees	84,661	72,282
Loss on disposal of property and equipment	6,139	-
Equity based compensation	2,334,104	-
Deferred rent	251,643	139,117
Changes in operating assets and liabilities:
Accounts receivable	(1,229,087)	(799,590)
Merchandise inventories	(8,598,437)	(3,476,143)
Prepaid expenses and other current assets	268,482	(1,073,893)
Accounts payable and accrued expenses	3,521,298	1,305,883
Customer deposits	1,290,383	115,855

Net Cash Used in Operating Activities	(13,294,833)	(8,782,462)

Cash Flows from Investing Activities
Purchase of property and equipment	(6,033,856)	(2,986,051)
Payments for patents and trademarks	(243,249)	(103,749)

Net Cash Used in Investing Activities	(6,277,105)	(3,089,800)

Cash Flows from Financing Activities
Proceeds from initial public offering, net	59,168,596	-
Payments of initial public offering issuance costs	(260,044)	-
Taxes paid for net share settlement of equity awards	(7,902)	-
Proceeds from sale of equity	-	12,822,294
Principal payments on note payable	-	(194,530)
Principal paydowns on the line of credit, net	(405)	(835,353)
Payments of deferred financing costs	(292,095)	(25,000)
Net Cash Provided by Financing Activities	58,608,150	11,767,411

Net Change in Cash and Cash Equivalents	39,036,212	(104,851)

Cash and Cash Equivalents - Beginning	9,175,951	878,696

Cash and Cash Equivalents - End	$48,212,163	$773,845

Supplemental Cash Flow Disclosures
Cash paid for interest	$38,803	$156,864

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 5, 2018 AND JULY 30, 2017

Note 1 – Basis of Presentation, Operations and Liquidity

The condensed consolidated balance sheet of The Lovesac Company (the “Company”) as of February 4, 2018, which has been derived from our audited financial statements as of and for the 53 week year ended February 4, 2018, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our audited consolidated financial statements for the fiscal year ended February 4, 2018.

Due to the seasonality of the Company’s business, with the majority of our activity occurring in the second half of the fiscal year, the results of operations for the thirteen and twenty-six weeks ended August 5, 2018 and July 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year.

The Company was formed in the State of Delaware on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company and current majority shareholder of the Company. Pursuant to the terms of the reorganization, which was completed on March 22, 2017, SAC Acquisition LLC assigned, and the Company assumed all rights, title and interest to all assets and liabilities, including the intellectual property that is currently owned by the Company, in exchange for 6,000,000 shares of common stock of the Company.

The Company designs and sells foam filled furniture, sectional couches, and related accessories throughout the world. As of August 5, 2018, the Company operated 72 leased retail showrooms located throughout the United States. In addition, the Company operates a retail internet website and does business to business transactions through its wholesale operations principally with Costco.

The Company has incurred significant operating losses and used cash in its operating activities since inception. Operating losses have resulted from inadequate sales levels for the cost structure and expenses as a result of expanding into new markets. The Company continues to enter into new retail showrooms in larger markets to increase sales levels and invest in marketing initiatives to increase brand awareness. Of course, there can be no assurance that the anticipated sales levels will be achieved.

On June 22, 2018, the board of directors of the Company approved a 1-for-2.5 reverse stock split of its’ shares of common stock at a ratio of 1 for 2.5. The reverse stock split became effective immediately prior to the closing of its’ initial public offering. All stock amounts included in this financial statement have been adjusted to reflect this reverse stock split.

On June 27, 2018, the Company held an initial public offering (“IPO”) of 4,025,000 shares at $16.00 per share. Net proceeds to the Company from the offering was approximately $59.2 million after legal and underwriting expenses. The Company believes that based on its current sales and expense levels in fiscal 2019 to date and projections for the next twelve months, that cash from operations, along with the addition of the new credit facility with Wells Fargo Bank, see Note 7, and the proceeds from the initial public offering, the Company will have sufficient working capital to cover operating cash needs through the twelve month period from the financial statement issuance date.

Note 2 – Recent Accounting Pronouncements

Except as described below, the Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements. The Company, as an emerging growth company, has elected to use the extended transition period for complying with new or revised financial accounting standards.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, ASU 2015-14 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which for the Company is, fiscal 2020. Earlier application is permitted. The Company is in the process of determining how this update will impact the Company’s consolidated financial statements and the notes thereto going forward.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, which for the Company is fiscal 2021, with early adoption permitted. Management is currently evaluating the impact ASU No. 2016-02 will have on the Company’s consolidated financial statements and the notes thereto going forward.

In March 2016, FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the simplified areas apply only to nonpublic entities. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. If an entity early adopts ASU 2016-09 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Methods of adoption vary according to each of the amendment provisions. Management has early adopted this standard in fiscal 2018 and applied its provisions as they relate to the restricted stock units, see Note 8.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, which for the Company is, fiscal 2020. Early adoption is permitted, including adoption in an interim period. The Company has not yet determined the effect of the adoption of ASU 2016-15 on the Company’s consolidated financial statements and the notes thereto going forward.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The Company early adopted this ASU in fiscal 2018 and applied its provisions which allowed the Company to account for the warrants issued along with the issuance of preferred shares in fiscal 2018 as equity versus a liability, see Note 8.

Note 3 – Goodwill and Other Intangible Assets, Net

In accordance with US GAAP, goodwill is not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. There were no triggering events that occurred during the thirteen and twenty-six weeks ended August 5, 2018 or July 30, 2017 that required the Company to test for impairment.

A summary of other intangible assets follows:

		August 5, 2018
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount

Patents	10 Years	$1,246,409	$(702,879)	$543,530
Trademarks	3 Years	657,252	(541,874)	115,378
Other Intangibles	5 Years	839,737	(807,362)	32,375
Total		$2,743,398	$(2,052,115)	$691,283

		February 4, 2018
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount

Patents	10 Years	$1,056,604	$(674,660)	$381,944
Trademarks	3 Years	603,807	(500,763)	103,044
Other Intangibles	5 Years	839,738	(798,356)	41,382
Total		$2,500,149	$(1,973,779)	$526,370

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $40,182 and $52,324 for the thirteen weeks and $78,336 and $112,631 for the twenty-six weeks ended August 5, 2018 and July 30, 2017, respectively.

As of August 5, 2018, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

Remainder of Fiscal 2019	$98,159
2020	110,523
2021	90,253
2022	65,562
2023	59,474
Thereafter	267,312

$691,283

Note 4 – Income Taxes

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating losses for the thirteen and twenty-six weeks ended August 5, 2018 and July 30, 2017.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during the thirteen and twenty-six weeks ended August 5, 2018 and July 30, 2017, respectively, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

NOTE 5 – Basic and Diluted Net Loss per Common Share

The following table presents the calculation of loss per share for the thirteen and twenty-six weeks ended August 5, 2018 and July 30, 2017:

	For the thirteen weeks ended
	August 5, 2018	July 30, 2017
Numerator:
Net loss - Basic and diluted	$(6,969,600)	$(2,414,307)
Preferred dividends and deemed dividends	(26,731,079)	(287,032)
Net loss attributable to common shares	(33,700,679)	(2,701,339)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	9,077,549	6,000,000
Basic and diluted net loss per share	$(3.71)	$(0.45)

	For the twenty-six weeks ended
	August 5, 2018	July 30, 2017
Numerator:
Net loss - Basic and diluted	$(12,652,848)	$(5,751,615)
Preferred dividends and deemed dividends	(27,424,079)	(287,032)
Net loss attributable to common shares	(40,076,927)	(6,038,647)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	7,571,377	6,000,000
Basic and diluted net loss per share	$(5.29)	$(1.01)

Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.

As of August 5, 2018, there were 1,509,044, of potentially dilutive shares including common stock related to restricted stock units of 428,319 and warrants of 1,080,725. As of July 30, 2017, there were no potentially dilutive shares relating to restricted stock units or warrants. These were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

Note 6 – Contingency and Related Parties

Legal Contingency

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Related Parties

Mistral SAC Holdings, LLC (“Mistral”), an owner of the Company, performs management services for the Company under a contractual agreement. Management fees and expenses totaled approximately $100,000 and $200,000 for the thirteen and twenty-six weeks ended August 5, 2018 and $100,000 and $332,000 for the thirteen and twenty-six weeks ended July 30, 2017 respectively, and are included in selling, general and administrative expenses. Monitoring fees related to the IPO were $500,000 for the thirteen and twenty-six weeks ended August 5, 2018 and are included in selling, general and administrative expenses. No monitoring fees were incurred during the thirteen and twenty-six weeks ended July 30, 2017. Amounts payable to Mistral as of August 5, 2018 and February 4, 2018 were $0 and $121,103, respectively, and are included in accounts payable in the accompanying condensed consolidated balance sheets.

During the second half of fiscal 2017, the Company engaged Blueport Commerce (“Blueport”), a company in which investment vehicles affiliated with Mistral own equity, to evaluate a transition plan to convert to the Blueport Commerce platform. The Company launched the Blueport Commerce Platform in February 2018. There were $218,270 and $551,543 of fees incurred with Blueport on the conversion of and sales transacted through the Commerce platform during the thirteen and twenty-six weeks ended August 5, 2018, respectively. Transition plan fees of $0 and $82,250 were incurred with Blueport during the thirteen and twenty-six weeks ended July 30, 2017. Amounts payable to Blueport as of August 5, 2018 and February 4, 2018 were $110,502 and $15,235, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Satori Capital, LLC (“Satori”), an owner of the Company since April 2017, performs management services for the Company under a contractual agreement. Management fees totaled approximately $25,000 and $50,000 for the thirteen and twenty-six weeks, respectively, for the period ended August 5, 2018, and $43,000 and $51,000 for the thirteen and twenty-six weeks ended July 30, 2017, respectively. Monitoring fees related to the IPO were $125,000 for the thirteen and twenty-six weeks ended August 5, 2018 and there were no monitoring fees in the prior year’s periods. A one-time stock bonus of 50,000 shares of common stock at $14.83, or $741,500, included in equity-based compensation on the accompanying consolidated statement of cashflows, and issued on June 22, 2018, shall be paid to Satori in ten equal installments of 5,000 shares of common stock, with the first installment due on August 31, 2018 and the remainder of the installments due on the last trading day of the month for the next nine months thereafter. All fees and the stock bonus are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no amounts payable to Satori as of August 5, 2018 and February 4, 2018, respectively.

Note 7 – Financing Arrangements

Note Payable

The Company had a one year Note Payable arrangement for $500,000 with American Express Merchant Financing (Amex) that bore interest at 3.5%. Principal and interest payments on this note were made by Amex withholding 6% of the Company’s Amex credit card remittances. The note expired on June 29, 2017 and was paid in full in fiscal 2018.

Credit Line

The Company had a line of credit with Siena Lending Group, LLC (the “Lender”) to borrow up to $7.0 million, which matured on May 14, 2018.  Borrowings were limited to the lesser of 75% of inventory or 85% of the net orderly liquidation value of inventory and may be reduced by certain liabilities of the Company. All amounts outstanding shall bear interest at the base rate, which is defined as the greatest of (i) Prime Rate published by The Wall Street Journal, (ii) Federal Funds Rate plus 0.5% or (iii) 3.25%, plus 3% (7.00% at February 4, 2018).  The line was subject to a monthly unused line fee of .75%. The agreement was secured by the first lien on substantially all assets of the Company.  In February 2018, the Company paid the outstanding loan balance of $405, an early termination fee of $70,000 and fully amortized the remaining deferred financing fees of $48,149 on its line of credit with Siena Lending Group, LLC.

On February 6, 2018, the Company established a line of credit with Wells Fargo Bank, National Association (“Wells”). The Line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of August 5, 2018, the Company’s borrowing availability under the line of credit with Wells Fargo was $10.5 million.

Note 7 – Financing Arrangements (Continued)

Credit Line (Continued)

The Company may elect that revolving loans bear interest at a rate per annum equal to the base rate plus the applicable margin or the LIBOR rate plus the applicable margin. The applicable margin is based on tier’s relating to the quarterly average excess availability. The tiers range from 2.00% to 2.25%. The loan agreement calls for certain covenants including a timing of the financial statements threshold and a minimum excess availability threshold. On May 3, 2018, the Company elected a one-month revolving loan with a maturity date of June 4, 2018, that bears interest at the LIBOR rate plus the applicable margin for an all-in-rate of 3.1875%. The revolver matured and was paid in full on June 4, 2018.

Note 8 – Stockholders’ Equity

Preferred Stock

In fiscal 2018, the Company completed financing transactions with funds and investment vehicles advised by Mistral, Satori and executive management. As part of the transactions the Company received $21,139,845 in cash (net of issuance costs of $1,325,156) in exchange for a total of 2,247 Series A, A-1 and A-2 Preferred Units (preferred stock equivalent of 2,247,000) and warrants to purchase 798,975 shares of common stock, subject to adjustments in the exercise price. The preferred stock carried an annual dividend of 8% compounded and conversion rights dependent upon certain events occurring. The adjustment to exercise price and conversion rights are explained in detail in the Company’s final prospectus (the “Prospectus”), dated June 26, 2018 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

In order to eliminate all outstanding preferred stock upon completion of the offering, on April 19, 2018, the Company and the majority holders of each of the Series A Preferred Stock, the Series A-1 Preferred Stock and the Series A-2 Preferred Stock agreed to amend and restate the preferred stock to, among other things, revise the conversion features of the preferred stock to provide that, immediately prior to the closing of an initial public offering, the preferred stock:

(1)	will accrue an additional amount of dividends equal to the amount of dividends that would have accrued and accumulated through and including the one-year anniversary of the completion of the initial public offering,

(2)	will, along with the aggregate accrued or accumulated and unpaid dividends thereon, automatically convert into shares of common stock at a price per share equal to the lesser of (a) 70% of the offering price, or (b) the applicable calculation set forth pursuant to the terms of their respective certificates of designation.

All outstanding preferred stock totaling $25,645,000, including the additional year of dividends of $2,037,200 and accumulated dividends at 8% through June 29, 2018 of $2,495,704 was converted into 3,287,441 shares of common stock upon completion of the Company’s initial public offering on June 29, 2018. The preferred stock converted to common stock at $9.13 per share resulting in a deemed dividend of $22,601,161 related to the conversion.

Common Stock Warrants

In fiscal 2018, as noted above, the Company completed financing transactions with funds and investment vehicles advised by Mistral, Satori, and executive management in which the Company originally issued warrants to purchase an aggregate total of $15,979,500 shares of common stock subject to adjustments in the exercise price as defined below. See specific details in the Company’s Prospectus.

In consideration for agreeing to amend the outstanding preferred stock to automatically convert immediately prior to the completion of this offering, on April 19, 2018, the Company and a majority of the holders of the warrants issued along with the preferred stock, agreed to amend and restate the warrants to replace the aggregate dollar value of each warrant with a fixed number of warrant shares. In order to prevent dilution of the purchase rights granted under the warrants, the exercise price shall be calculated as follows:

I.	If, prior to the exercise of the warrant, the Company completes its initial public offering of Common Stock (“Qualified IPO”), the exercise price per warrant share shall, subject to certain provisions, be equal to the purchase price per share of Common Stock in the Qualified IPO;

II.	If, prior to the exercise of the warrant and prior to a Qualified IPO, the Company completes a third party equity or equity-linked financing with an institutional investor resulting in aggregate gross proceeds to the Company of at least $15,000,000 (a “Qualified Financing”), the exercise price per warrant share shall be equal to the purchase price per share of Common Stock in the Qualified Financing (subject to adjustment); provided, however, that following completion of a Qualified IPO, the exercise price per Warrant Share shall be the lower of the exercise price (the “Qualified Exercise Price”);

Note 8 – Stockholders’ Equity (Continued)

Common Stock Warrants (Continued)

III.	If, prior to exercise of the warrant, the Company has not completed a Qualified IPO or Qualified Financing, the exercise price per warrant share shall be determined based on a valuation of the Company prior to such exercise of $80 million (the “Valuation Exercise Price,” and together with the IPO Exercise Price or the Qualified Exercise Price, as the case may be, the “Exercise Price”); or

IV.	If there is Qualified Financing subsequent to a previous Qualified Financing and prior to a Qualified IPO, the Exercise Price per warrant share shall be equal to the lesser of the then current Exercise Price immediately prior to such subsequent Qualified Financing and the purchase price or deemed purchase price per share of Common Stock in the subsequent Qualified Financing.

As a result of the modification, on April 19, 2018, the Company updated the fair value of the warrants using the assumptions detailed below using a probability-weighted expected return. As the total fair value of the modified warrants was less than the total fair value of the original warrants, there was no financial statement impact during the thirteen weeks ended May 6, 2018. On June 29, 2018, the Company completed a Qualified IPO and the exercise price was adjusted to equal the purchase price per share of common stock of $16.00. The Company computed the value of the warrants with the updated assumptions using the Black-Scholes Model, as described below, and recorded the difference between the fair value of the new warrants compared to the old warrants as a deemed dividend of $1,498,079.

There were 281,750 warrants, with a five-year term, issued to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company’s initial public offering. These warrants were valued using the Black-Scholes model.

The warrants may be exercised at any time following the date of issuance during the period prior to their expiration date. The fair value of each warrant is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on comparable Companies’ historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. The Black-Scholes model assumptions are noted in the following table:

	April 19, 2018	June 29, 2018	June 29, 2018
Warrants	798,795	798,795	281,750
Expected volatility	41.4% - 43.7%	42.0%	41.3%
Expected dividend yield	0%	0%	0%
Expected term(in years)	3.10	3.00	5.00
Risk-free interest rate	1.7% - 2.0%	2.6%	2.7%
Exercise price	$14.80	$16.00	$19.20
Calculated fair value of warrant	$3.12	$5.00	$8.84

Total warrants outstanding as of August 5, 2018, were as follows:

			Weighted
	Average	Number	Average
	Exercise	of	Remaining
	Price	Warrants	Life
Outstanding at February 4, 2018	$17.18	930,054	3.24

Warrants Issued	19.05	1,080,725	3.67

Expired and canceled	17.18	(930,054)	(3.20)

Warrants Outstanding at August 5, 2018	$16.83	1,080,725	3.42

The Company early adopted ASU 2017-11, which addresses the accounting for warrants with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings, which allowed the Company to account for the warrants issued along with the preferred raise in fiscal 2018 as equity versus a liability.

Note 8 – Stockholders’ Equity (Continued)

Equity Incentive Plan

In October 2017, the Company created the 2017 Equity Incentive Plan (the “Plan”) which provides for Awards in the form of Options, Stock Appreciation rights, Restricted Stock Awards, Restricted Stock Units, Performance shares, Performance Units, Cash-Based Awards and Other Stock-Based Awards. In April 2018, the board of directors of the Company approved an increase in shares of common stock reserved for issuance under the Plan from 420,000 to 604,612 shares of common stock.

On May 10, 2018, the Board of Directors approved an increase in shares of common stock reserved for issuance under the Plan from 604,612 to 615,066 shares of common stock.

All awards shall be granted within 10 years from the effective date of the Plan. Other than the activity disclosed below relating to Restricted Stock Units, there was no other activity under the Plan for the thirteen weeks ended August 5, 2018 and June 30, 2017.

In October 2017, the Company granted 258,000 Restricted Stock Units with a fair value of $2,792,849. As of August 5, 2018, there were 193,500 unvested units outstanding related to this grant. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on January 31, 2018, and twenty-five percent on each of the next three anniversaries of that initial vesting date. The performance vesting units vest annually upon the achievement of certain benchmarks. As of August 5, 2018, there were 193,500 unvested units outstanding related to this grant. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen and twenty-six weeks ended August 5, 2018 related to these grants.

In March 2018, the Company granted 52,504 Restricted Stock Units with a fair value of $568,356. As of August 5, 2018, there were 39,378 unvested units outstanding related to this grant. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on May 1, 2018, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen and twenty-six weeks ended August 5, 2018 related to these grants.

On May 10, 2018, the Company granted 188,917 Restricted Stock Units to certain officers of the Company with a fair value of $2,800,695. The vesting of the restricted stock units is based on both time and performance. The time vesting units vest twenty-five percent on the closing of the offering, and twenty-five percent on January 31, 2019, 2020 and 2021. The performance vesting units vest annually upon the achievement of certain benchmarks. As of August 5, 2018, there were 141,688 unvested units outstanding related to this grant. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen and twenty-six weeks ended August 5, 2018 related to these grants.

On June 20, 2018, the Company granted to certain non-executive employees of the Company an aggregate of 68,378 restricted stock units, with a fair value of $1,014,046 of which between fifteen and twenty-five percent of the total grant or 14,625 restricted stock units, immediately vested. The vesting of the unvested restricted stock units is based on both time and performance. The time and performance vesting units will vest twenty-five percent on July 1, 2019, and July 2020 and between twenty-five to thirty-five percent on July 1, 2021. The performance vesting units will only vest upon the achievement of certain benchmarks. As of August 5, 2018, there were 53,753 unvested units outstanding related to this grant. There were 277 units forfeited from this grant during the thirteen and twenty-six weeks ended August 5, 2018.

Note 8 – Stockholders’ Equity (Continued)

Equity Incentive Plan (Continued)

A summary of the status of our unvested Restricted Stock Units as of August 5, 2018, and changes during the thirteen and twenty-six weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested At February 4, 2018	193,500	$10.83
Granted	52,504	10.83
Forfeited	-	-
Vested	(13,126)	10.83
Unvested at May 6, 2018	232,878	10.83
Granted	257,295	14.83
Forfeited	(277)	14.83
Vested	(61,577)	14.83
Unvested at August 5, 2018	428,319	$12.69

Stock compensation expense related to the above Restricted Stock Units was $1,297,365 and $1,592,604 for the thirteen and twenty-six weeks ended August 5, 2018. There were no Restricted Stock units granted prior to July 30, 2017.

The total unrecognized restricted stock unit compensation cost related to non-vested awards was $2,287,304 as of August 5, 2018 and will be recognized in operations over a weighted average period of 1.78 years.

Note 9 – Employee Benefit Plan

In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit Sharing Contributions. All employees of The Lovesac Company (except for union employees and nonresident aliens) will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete 1 month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan were $88,995 and $150,224 for the thirteen and twenty-six weeks ended August 5, 2018, respectively, and $30,655 for the thirteen and twenty-six weeks ended July 30, 2017.

Note 10 – Segment Information

We have determined that we operate within a single reporting segment. The chief operating decision maker of the Company is the Chief Executive Officer and President. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas including economic characteristics, class of consumer, nature of products and distribution method and products are a singular group of products which make up over 95% of net sales.

	Thirteen weeks ended		Twenty-six weeks ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017

Sactionals	$25,295,132	$15,349,402	$43,214,765	$28,134,085
Sacs	7,137,560	4,719,173	15,072,300	9,523,277
Other	816,320	676,774	1,730,745	720,226

	$33,249,012	$20,745,349	$60,017,810	$38,377,588

Note 11 – Barter Arrangements

In fiscal 2018, the Company entered into a bartering arrangement with Icon International, Inc., a vendor, whereas the Company provided inventory in exchange for media credits. During fiscal 2018, the Company exchanged $577,326 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset, of which $23,104 as of August 5, 2018 and $307,417 as of February 4, 2018, remained and is included in “Prepaid and other current assets” on the accompanying consolidated balance sheet. The Company has $23,104 of unused media credits remaining as of August 5, 2018 that are expected to be used over the next six months. There were no such arrangements in the thirteen or twenty-six weeks ended July 30, 2017.

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.” Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged unless the products received have a more readily determinable estimated fair value.

The Company did not enter into any additional bartering arrangements during the twenty-six weeks ended August 5, 2018.

Note 12 – Subsequent Events

The Company has evaluated events and transactions subsequent to August 5, 2018 through the date the consolidated condensed financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in the Prospectus.

We operate on a 52- or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period.

Overview

We are a technology driven, omni-channel company that designs, manufactures and sells unique, high quality furniture comprised of modular couches called Sactionals and premium foam beanbag chairs called Sacs. We market and sell our products through modern and efficient showrooms and, increasingly, through online sales. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through nationwide express couriers, are unique to the furniture industry.

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. Sales of this product increased to $16.9 million for the twenty-six weeks ended August 5, 2018, as compared to $9.5 million for the twenty-six weeks ended July 30, 2017. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image.

Our Sactionals product line currently represents a majority of our sales. Sactionals are a couch system that consists of two components, “seats” and “sides”, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. We believe that these high quality premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales.

Sacs and Sactionals come in a wide variety of colors and fabrics that allow consumers to customize their purchases in numerous configurations and styles. We provide lifetime warranties on our Sactionals frames and the proprietary foam used in both product lines, and three-year warranties on our covers. Our Designed for Life trademark reflects our dynamic product line that is built to last and evolve throughout a customer’s life. Customers can continually update their Sacs and Sactionals with new covers, additions and configurations to accommodate the changes in their family and housing situations.

We currently market and sell our products through 74 showrooms at top tier malls, lifestyle centers and street locations in 30 states in the U.S. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products.

As part of our direct to consumer sales approach, we also sell our products through our ecommerce platform. We believe our products are uniquely suited to this channel. Our foam-based Sacs can be reduced to one-eighth of their normal size and each of our Sactionals components weighs less than 40 pounds upon shipping. Our showrooms and other direct marketing efforts work in concert to drive customer conversion in ecommerce.

Product Overview

We challenge the notion that a piece of furniture is static by offering a dynamic product line built to last and evolve throughout a customer’s life. Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style.

Sactionals. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to its geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and over 300 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer.

Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings.

Accessories. Our accessories complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences. We are in the process of developing additional accessories for the tech-savvy consumer.

Sales Channels

Lovesac offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to our customers in showrooms and online. In recent periods, we have increased our focus on providing a platform for the transaction of business online through digital and mobile applications. As consumers increasingly transact via various ecommerce channels, we believe our robust and user-friendly technological platform is well positioned to benefit from this growth. Additionally, our products’ compact packaging facilitates production scheduling, lower shipping costs and the outsourcing of our shipping function to nationwide express couriers, allowing us to quickly and cost-effectively deliver online orders.

We leverage our showroom as both a traditional retail channel to purchase our products and an educational center for prospective online customers to learn about and interact with our products in real time. Compared to traditional retailers, our showrooms require significantly less square footage because we need to maintain only a few sample seats, sides and Sacs to demonstrate numerous configurations. Warehouse space is minimized by our ability to stack our inventory for immediate sale. In addition to providing a compelling customer experience, we believe that our showroom model provides a more efficient use of capital and logistical advantages over our competitors.

We have an ongoing working relationship with Costco to operate “roadshows” in Costco’s stores, which we refer to as shop in shops, throughout fiscal 2019. Our shop in shops display select Sacs and Sactionals and are staffed similarly to our more traditional showrooms with associates trained to demonstrate and sell the product.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our summary consolidated financial and other data as of and for the periods indicated. The consolidated statement of operations data and the consolidated statement of cash flow data for the thirteen and twenty-six weeks ended August 5, 2018 and July 30, 2017 and the summary consolidated balance sheet data as of August 5, 2018, are derived from our unaudited consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited consolidated financial statements.

The summarized financial information presented below is derived from and should be read in conjunction with our audited consolidated financial statements including the notes to those financial statements and our unaudited consolidated financial statements including the notes to those financial statements both of which are included elsewhere in this Quarterly Report filed on Form 10-Q along with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our future results.

	Thirteen weeks ended		Twenty-six weeks ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017
Consolidated Statement of Operations Data:
Net Sales
Showrooms	$23,023	$16,242	$41,573	$30,235
Internet	5,515	3,221	10,082	6,272
Other	4,710	1,282	8,363	1,870
Total net sales	33,249	20,745	60,018	38,377
Cost of merchandise sold	15,410	9,214	27,532	17,758
Gross profit	17,839	11,532	32,486	20,619

Selling, general and administrative expenses	23,900	13,528	43,502	25,456
Depreciation and amortization	759	339	1,429	686
Operating loss	(6,820)	(2,335)	(12,445)	(5,523)
Other
Interest expense, net	-	(79)	(58)	(229)
Income taxes	(150)	-	(150)	-
Net Loss	$(6,970)	$(2,414)	$(12,653)	$(5,752)
Net Loss Attributable to Common Stockholders (a)	$(33,701)	$(2,701)	$(40,077)	$(6,039)

(dollars in thousands except per share data)

Numerator: (a)
Net loss - Basic and diluted	$(6,970)	$(2,414)	$(12,653)	$(5,752)
Preferred dividends and deemed dividends	(26,731)	(287)	(27,424)	(287)
Net loss attributable to common shares	(33,701)	(2,701)	(40,077)	(6,039)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	9,077,549	6,000,000	7,571,377	6,000,000
Basic and diluted net loss per share	$(3.71)	$(0.45)	$(5.29)	$(1.01)

	Twenty-six weeks ended
	August 5, 2018	July 30, 2017
Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(13,295)	$(8,782)
Net cash used in investing activities	(6,277)	(3,090)
Net cash provided by financing activities	58,608	11,767
Net change in cash and cash equivalents	39,036	(105)
Cash and cash equivalents at the end of the period	48,212	774

(dollars in thousands)	As of August 5, 2018	As of February 4, 2018

Balance Sheet Data:
Cash and Cash Equivalents	$48,212	$9,176
Working capital	56,738	12,946
Total assets	95,086	41,441
Total liabilities	22,857	17,802
Total stockholders’ equity	72,228	23,638

EBITDA, (as defined below), Adjusted EBITDA, Adjusted EBITDA Margin, and Average Unit Volume (collectively, our “Non-GAAP Measures”) are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside other GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance. In fiscal 2018, we experienced positive Adjusted EBITDA and we believe we will improve positive Adjusted EBITDA for fiscal 2019 even with increased marketing investments.

Our Non-GAAP Measures are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income (loss) or net income (loss) per share as a measure of financial performance, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. They should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, our Non-GAAP Measures are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as tax payments and debt service requirements and certain other cash costs that may recur in the future. Our Non-GAAP Measures contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In addition, our Non-GAAP Measures exclude certain non-recurring and other charges.

You should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our Non-GAAP Measures. Our presentation of our Non-GAAP Measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying primarily on our GAAP results and by using our Non-GAAP Measures as supplemental information. Our Non-GAAP Measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include sponsor fees, equity-based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance. The following provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
(dollars in thousands)	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017
Net loss	$(6,970)	$(2,414)	$(12,653)	$(5,752)
Interest Expense, net	-	79	58	229
Taxes	150	-	150	-
Depreciation and amortization	759	339	1,429	686
EBITDA	(6,061)	(1,996)	(11,016)	(4,837)
Sponsor fees (a)	742	125	867	233
Deferred Rent (b)	128	72	252	139
Equity-based compensation (c)	2,039	-	2,334	-
Write-off of property and equipment (d)	-	-	6	-
Other non-recurring expenses (e)(f)	1,292	239	1,538	488
Adjusted EBITDA	$(1,860)	$(1,560)	$(6,019)	$(3,977)

(a)	Represents management fees charged by our equity sponsors.

(b)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with GAAP, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms.

(c)	Represents expenses associated with stock options, restricted stock units granted to our management and one-time stock bonus payable to Satori.

(d)	Represents the net loss on the disposal of fixed assets.

(e)	Other expenses in the thirteen weeks ended August 5, 2018 are made up of: (1) $176 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $73 in travel and logistical costs associated with the offering; (3) $88 in accounting fees related to the offering, (4) $450 in IPO bonuses paid to executives, (5) $446 in fees paid for investor relations and public relations relating to the IPO and (6) $59 in executive recruitment fees to build executive management team. Other expenses in the thirteen weeks ended July 30, 2017 are made up of: (1) $180 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $59 in accounting fees related to the offering.

(f)	Other expenses in the twenty-six weeks ended August 5, 2018 are made up of: (1) $231 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $84 in travel and logistical costs associated with the offering; (3) $198 in accounting fees related to the offering, (4) $450 in IPO bonuses paid to executives, (5) $479 in fees paid for investor relations and public relations relating to the IPO and (6) $96 in executive recruitment fees to build executive management team. Other expenses in the twenty-six weeks ended July 30, 2017 are made up of: (1) $404 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $25 in travel and logistical costs associated with the offering; and (3) $59 in accounting fees related to the offering.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures, including the following:

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Sales made at Company operated showrooms, including shop in shops, are recognized at the point of sale when payment is tendered, and ownership is transferred to the customer, which may occur after the sale. Sales of merchandise via the Internet are recognized upon receipt and verification of payment and shipment of the merchandise to the customer. We expect web-based sales to increase as a percentage of total sales.

Gross Profit

Gross profit is equal to our net sales less cost of merchandise sold. Gross profit as a percentage of our net sales is referred to as gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities; and marketing expenses, which primarily include digital, social, and traditional marketing initiatives. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.

Our recent revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are marketing and payroll costs. We expect these expenses, as well as rent expense associated with the opening of new showrooms, to increase as we grow our business.

As a result of our initial public offering, we incurred additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, other rules implemented by the SEC and applicable Nasdaq stock exchange rules. We expect these rules and regulations to substantially increase our legal and financial compliance costs, make certain financial reporting and other activities more time-consuming and costly, and require our management and other personnel to devote substantial time to these requirements. In this regard, we have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 5, 2018	July 30, 2017	August 5, 2018	July 30, 2017
Statement of Operations Data:
Net Sales	100%	100%	100%	100%
Cost of merchandise sold	46%	44%	46%	46%
Gross margin	54%	56%	54%	54%
Selling, general and administrative expenses	72%	65%	73%	66%
Depreciation and amortization	2%	2%	2%	2%
Loss from operations	-20%	-11%	-21%	-14%
Interest expense, net	0%	0%	0%	-1%
Loss before income taxes	-20%	-11%	-21%	-15%
Income tax expense (benefit)	0%	0%	0%	0%
Net loss	-20%	-11%	-21%	-15%

Thirteen Weeks ended August 5, 2018 Compared to the Thirteen Weeks ended July 30, 2017

Net sales

Net sales increased $12.5 million, or 60.3%, to $33.2 million in the thirteen weeks ended August 5, 2018 compared to $20.7 million in the thirteen weeks ended July 30, 2017. The increase in net sales is primarily due to an increase in new customers, which grew by 50.4% in the thirteen weeks ended August 5, 2018 as compared to 53.2% in the thirteen weeks ended July 30, 2017 and was accompanied by an increase in the total number of units sold by approximately 67,299, which reflects a higher average order volume per customer. We had 72 and 62 showrooms open as of August 5, 2018 and July 30, 2017, respectively. We opened five additional showrooms and closed one showroom in the thirteen weeks ended August 5, 2018. Showrooms sales increased $6.8 million, or 41.7%, to $23.0 million in the thirteen weeks ended August 5, 2018 as compared to $16.2 million in thirteen weeks ended July 30, 2017. This increase was due in large part to our comparable showroom sales increase of $4.9 million, or 34.2%, to $19.2 million in the thirteen weeks ended August 5, 2018 compared to $14.3 million in thirteen weeks ended July 30, 2017. Retail sales per selling square foot increased $118, or 44%, to $386 in the thirteen weeks ended August 5, 2018 compared to $268 in the thirteen weeks ended July 30, 2017. Internet sales (sales made directly to customers through our ecommerce channel) increased $2.3 million, or 71.3%, to $5.5 million in the thirteen weeks ended August 5, 2018 compared to $3.2 million for the thirteen weeks ended July 30, 2017. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the redesign of our showrooms and our increased marketing initiatives. We believe that the increase in showroom sales in the thirteen weeks ended August 5, 2018 also can be attributed to the opening of additional showrooms. Other sales, which include shop in shop sales, increased $3.4 million, or 267.4%, to $4.7 million in the thirteen weeks ended August 5, 2018 as compared to $1.3 million in the thirteen weeks ended July 30, 2017. This increase was due in large part to our increase in the use of shop in shops. We believe that we will continue to experience healthy growth in net sales and Internet sales to increase as a percentage of total sales.

Gross profit

Gross profit increased $6.3 million, or 54.7%, to $17.8 million in the thirteen weeks ended August 5, 2018 from $11.5 million in the thirteen weeks ended July 30, 2017. Gross margin decreased to 53.7% of net sales in the thirteen weeks ended August 5, 2018 from 55.6 % of net sales in the thirteen weeks ended July 30, 2017. The decrease in gross margin percentage of 1.9 % was driven primarily as the result of channel mix of sales volume with shop in shop sales increasing 8% to total sales for the thirteen weeks ended August 5, 2018 to 14% of total sales from 6% of total sales for the thirteen weeks ended July 30, 2017. Although shop in shop sales carry a lower gross margin, these sales are media amplifiers and create brand awareness which have an overall positive impact to the Company. Freight costs are slightly higher as a percentage of net sales due to increased selling activities through our ecommerce channel. The decrease in gross margin was partially offset by reduced costs of our Sactionals and Sacs products. The decrease in costs of our Sactionals and Sacs products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills. We expect that the annual gross profit margin for fiscal 2019 will not materially differ from the annual gross profit margin reported for fiscal 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $10.4 million, or 76.8%, to $23.9 million in the thirteen weeks ended August 5, 2018 compared to $13.5 million in the thirteen weeks ended July 30, 2017. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $1.2 million, $1.6 million of increased marketing costs related to increased media and direct to consumer programs which drive revenue beyond the period of the expense, $0.8 million of increased rent associated with our net addition of five showrooms, $2.5 million of expenses related to the increase in sales such as $0.5 million of credit card fees, $0.3 million of web affiliate program and web platform hosting commissions, $1.5 million of shop in shop sales agent fees, $1.3 million of stock based compensation, $1.3 million of sponsor fees and $1.1 million of expenses related to capital raises. We expect normal operating, selling, general and administrative expenses to increase as we grow our business while on an annual basis, continue to leverage selling, general and administrative overhead expense and increase marketing investments to create brand awareness.

Selling, general and administrative expenses were 71.9% of net sales in the thirteen weeks ended August 5, 2018 compared to 65.2% of net sales in the thirteen weeks ended July 30, 2017. The increase in selling, general and administrative expenses of 6.7% of net sales was driven largely by increased marketing expenses to expand brand awareness for the continued growth of the Company, sales related expenses, stock-based compensation, sponsor fees and capital raise expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.4 million or 123.9% in the thirteen weeks ended August 5, 2018 to $0.8 million compared to $0.3 million in the thirteen weeks ended July 30, 2017. The increase in depreciation and amortization expense related to capital investments for new and remodeled showrooms.

Interest expense, net

Interest expense was less than $1,000 in the thirteen weeks ended August 5, 2018 and was $0.1million the thirteen weeks ended July 30, 2017. The decrease in interest expense was the result of less borrowings and interest income earned on the net proceeds from the initial public offering.

Income tax expense

Income tax expense was $0.2 million for the thirteen weeks ended August 5, 2018. There was no income tax expense related to the thirteen weeks ended July 30, 2017.

First Twenty-Six Weeks of Fiscal 2019 Compared to the First Twenty-Six of Fiscal 2018

Net sales

Net sales increased $21.6 million, or 56.4%, to $60.0 million in the twenty-six weeks ended August 5, 2018 compared to $38.4 million in the twenty-six weeks ended July 30, 2017. The increase in net sales is primarily due to an increase in new customers, which grew by 32.6% in the twenty-six weeks ended August 5, 2018 as compared to 51.1% in the twenty-six weeks ended July 30, 2017 and was accompanied by an increase in the total number of units sold by approximately 95,941, which reflects a higher average order volume per customer. We had 72 and 62 showrooms open as of August 5, 2018 and July 30, 2017, respectively. We opened eight additional showrooms and closed two showrooms in the twenty-six weeks ended August 5, 2018. Showrooms sales increased $11.4 million, or 37.5%, to $41.6 million in the twenty-six weeks ended August 5, 2018 as compared to $30.2 million in twenty-six weeks ended July 30, 2017. This increase was due in large part to our comparable showroom sales increase of $8.0 million, or 28.6%, to $35.6 million in the twenty-six weeks ended August 5, 2018 compared to $27.7 million in twenty-six weeks ended July 30, 2017. Retail sales per selling square foot increased $168, or 33%, to $684 in the twenty-six weeks ended August 5, 2018 compared to $517 in the twenty-six weeks ended July 30, 2017. Internet sales (sales made directly to customers through our ecommerce channel) increased $3.8 million, or 60.7%, to $10.1 million in the twenty-six weeks ended August 5, 2018 compared to $6.3 million for the twenty-six weeks ended July 30, 2017. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the redesign of our showrooms and our increased marketing initiatives. We believe that the increase in showroom sales in the twenty-six weeks ended August 5, 2018 can also be attributed to the opening of additional showrooms. Other sales, which include shop in shop sales, increased $6.5 million, or 395.0%, to $8.4 million in the twenty-six weeks ended August 5, 2018 as compared to $1.9 million in the twenty-six weeks ended July 30, 2017. This increase was due in large part to our increase in the use of shop in shops. We believe that we will continue to experience healthy growth in net sales and Internet sales to increase as a percentage of total sales.

Gross profit

Gross profit increased $11.9 million, or 57.6%, to $32.5 million in the twenty-six weeks ended August 5, 2018 from $20.6 million in the twenty-six weeks ended July 30, 2017. Gross margin increased to 54.1% of net sales in the twenty-six weeks ended August 5, 2018 from 53.7 % of net sales in the twenty-six weeks ended July 30, 2017. The improvement in gross margin percentage of 0.4% was driven primarily by reduced costs of our Sactionals and Sacs products. The decrease in costs of our Sactionals and Sacs products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills. This margin improvement was partially offset by channel mix of sales volume with shop in shop sales increasing 9% to total sales for the twenty-six weeks ended August 5, 2018 to 14% of total sales from 5% of total sales for the twenty-six weeks ended July 30, 2017. Although shop and shop sales carry a lower gross margin, these sales are media amplifiers and create brand awareness which has an overall positive impact to the Company. Freight costs are slightly higher as a percentage of net sales due to increased selling activities through our ecommerce channel. We expect that the annual gross profit margin for fiscal 2019 will not materially differ from the annual gross profit margin reported for fiscal 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $18.1 million, or 71.0%, to $43.5 million in the twenty-six weeks ended August 5, 2018 compared to $25.5 million in the twenty-six weeks ended July 30, 2017. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $2.0 million, $5.0 million of increased marketing costs related to increased media and direct to consumer programs which drive revenue beyond the period of the expense, $1.9 million of increased rent associated with our net addition of seven showrooms, and $4.6 million of expenses related to the increase in sales such as credit card fees $0.9 million, web affiliate program and web hosting program commissions $0.8 million and shop in shop sales agent fees $2.5 million, stock based compensation $1.6 million, sponsor fees $1.3 million and equity raise expenses $1.0 million. We expect normal operating, selling, general and administrative expenses to increase as we grow our business while on an annual basis, continue to leverage selling, general and administrative overhead expense and increase marketing investments to create brand awareness.

Selling, general and administrative expenses were 72.5% of net sales in the twenty-six weeks ended August 5, 2018 compared to 66.3% of net sales in the twenty-six weeks ended July 30, 2017. The increase in selling, general and administrative expenses of 6.2% of net sales was driven largely by increased marketing expenses to expand brand awareness for the continued growth of the Company, sales related expenses, stock-based compensation, sponsor fees and capital raise expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.7 million or 108.4% in the twenty-six weeks ended August 5, 2018 to $1.4 million compared to $0.7 million in the twenty-six weeks ended July 30, 2017. The increase in depreciation and amortization expense related to capital investments for new and remodeled showrooms.

Interest expense, net

Interest expense decreased to $0.1 million in the twenty-six weeks ended August 5, 2018 compared to $0.2 million in the twenty-six weeks ended July 30, 2017. This was the result of a decrease in borrowings and interest income earned on the net proceeds from the initial public offering.

Income tax expense

Income tax expense was $0.2 million for the twenty-six weeks ended August 5, 2018. There was no income tax expense related to the twenty-six weeks ended July 30, 2017.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, inventory, accounts receivable, accounts payable and other current liabilities and customer deposits. When borrowing, our borrowings generally increase in our third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and cash generated from the initial public offering are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Twenty-six weeks ended
	August 5, 2018	July 30, 2017
Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(13,295)	$(8,782)
Net cash used in investing activities	(6,277)	(3,090)
Net cash provided by financing activities	58,608	11,767
Net change in cash and cash equivalents	39,036	(105)
Cash and cash equivalents at the end of the period	48,212	774

Net Cash Used In Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, loss on disposal of property and equipment, stock-based compensation, non-cash interest expense and the effect of changes in working capital and other activities.

In the twenty-six weeks ended August 5, 2018, net cash used by operating activities was $13.3 million and consisted of changes in operating assets and liabilities of $4.8 million, a net loss of $12.6 million, and non-cash items of $4.1 million. Working capital and other activities consisted primarily of increases in inventory of $8.6 million and accounts receivable of $1.2 million, partially offset by a decrease in prepaid expenses of $0.3 million, and an increase in accrued liabilities and accounts payable of $3.5 million, and other customer liabilities of $1.3 million.

In the twenty-six weeks ended July 30, 2017, net cash used by operating activities was $8.8 million and consisted of changes in operating assets and liabilities of $3.9 million, a net loss of $5.8 million, and non-cash items of $0.9 million. Working capital and other activities consisted primarily of increases in inventory of $3.5 million, accounts receivable of $0.8 million and prepaid expenses of $1.1 million, partially offset by an increase in accrued liabilities and accounts payable of $1.3 million and customer deposits of $0.1 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.

For the twenty-six weeks ended August 5, 2018, capital expenditures were $6.3 million as a result of investments in new and remodeled showrooms and intangibles.

For the twenty-six weeks ended July 30, 2017, capital expenditures were $3.1 million as a result of investments in new showrooms and remodeled showrooms.

Net Cash Provided By Financing Activities

Financing activities consist primarily of the net proceeds from an initial public offering, borrowings and repayments related to the existing revolving line of credit and capital contributions from securities issuances.

For the twenty-six weeks ended August 5, 2018, net cash provided by financing activities was $58.6 million, primarily due to $58.9 million net proceeds from the initial public offering net of $0.3 million for the payment of financing costs on the new revolving credit facility with Wells Fargo Bank, National Association (“Wells”).

For the twenty-six weeks ended July 30, 2017, net cash provided by financing activities was $11.8 million primarily due investments in our Series A and A-1 preferred stock. The above change is inclusive of net debt pay downs of $1.0 million.

Revolving Line of Credit

On February 6, 2018, we entered a four-year, secured revolving credit facility with Wells. The credit facility with Wells Fargo permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of August 5, 2018, the Company’s borrowing availability under the line of credit with Wells was $10.5 million.

Contractual Obligations

We generally enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of August 5, 2018, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Employment agreements	$2,480,640	$2,480,640	$-	$-	$-
Operating leases	57,606,653	8,631,889	15,278,532	13,409,905	20,286,327
Total	$60,087,293	$11,112,529	$15,278,532	$13,409,905	$20,286,327

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of August 5, 2018, except for operating leases and employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our audited consolidated financial statements included in the Prospectus, dated June 26, 2018, and filed pursuant to Rule 424(b) under the Securities Act, for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the twenty-six weeks ended August 5, 2018.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, ASU 2015-14 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which for the Company is, fiscal 2020. Earlier application is permitted. The Company is in the process of determining how this update will impact the Company’s consolidated financial statements and the notes thereto going forward.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, which for the Company is fiscal 2021, with early adoption permitted. Management is currently evaluating the impact ASU No. 2016-02 will have on the Company’s consolidated financial statements and the notes thereto going forward.

In March 2016, FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the simplified areas apply only to nonpublic entities. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. If an entity early adopts ASU 2016-09 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Methods of adoption vary according to each of the amendment provisions. Management has early adopted this standard in fiscal 2018 and applied its provisions as they relate to the restricted stock units, see Note 8.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, which for the Company is, fiscal 2020. Early adoption is permitted, including adoption in an interim period. The Company has not yet determined the effect of the adoption of ASU 2016-15 on the Company’s consolidated financial statements and the notes thereto going forward.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The Company early adopted this ASU in fiscal 2018 and applied its provisions which allowed the Company to account for the warrants issued along with the preferred raise in fiscal 2018 as equity versus a liability, see Note 8.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

[Not Applicable.]

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen weeks ended August 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.]

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 31, 2018, the Company issued 5,000 shares of common stock to Satori pursuant to the amended letter agreement pursuant to which the Company agreed to grant Satori 50,000 shares of common stock to be issued in ten equal installments beginning on August 31, 2018, in connection with the performance of services provided by Satori to the Company.

Use of Proceeds

On June 26, 2018, our Registration Statement on Form S-1 (File No. 333-224358) was declared effective by the SEC for our IPO pursuant to which we registered an aggregate of 3,500,000 shares of common stock (including 525,000 shares subject to the underwriters’ over-allotment option) and the aggregate price of the offering amount registered was $64,400,000. Pursuant to our IPO, we sold 4,025,000 shares at a price of $16.00 per share and the aggregate offering price of the shares sold is $64,400,000. Roth Capital Partners, LLC acted as sole book-running manager for our IPO. Craig-Hallum Capital Group acted as co-manager. The offering commenced on June 26, 2018 and the offering closed on June 29, 2018, resulting in net proceeds of $59.2 million after deducting underwriters’ discounts and commissions of $4.5 million and deducting estimated offering expenses incurred of approximately $0.7 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates in connection with the IPO. There has been no material change in the use of proceeds as described in the Prospectus.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: September 14, 2018		Chief Executive Officer

The Lovesac Company

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: September 14, 2018		Executive Vice President and Chief Financial Officer

