Form 10-Q
period 2018-11-04
Lovesac Co
filed 2018-12-19
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 4, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of December 17, 2018, there were 13,535,268 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

NOVEMBER 4, 2018

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 4, 2018	February 4, 2018
	(unaudited)

Assets

Current Assets
Cash and cash equivalents	$44,683,851	$9,175,951
Trade accounts receivable	2,913,322	2,805,186
Merchandise inventories	24,618,738	11,641,482
Prepaid expenses and other current assets	6,253,866	6,062,946

Total Current Assets	78,469,777	29,685,565

Property and Equipment, Net	17,092,936	11,037,289

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	828,289	526,370
Deferred financing costs, net	237,327	48,149

Total Other Assets	1,209,178	718,081

Total Assets	$96,771,891	$41,440,935

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$16,869,229	$12,695,954
Accrued expenses	2,864,069	784,340
Payroll payable	2,151,332	1,454,193
Customer deposits	2,525,034	909,236
Sales taxes payable	663,021	894,882
Line of credit	-	405

Total Current Liabilities	25,072,685	16,739,010

Deferred Rent	1,445,825	1,063,472

Total Liabilities	26,518,510	17,802,482

Stockholders’ Equity
Preferred Stock $.00001 par value, 10,000,000 shares authorized, no shares issued as of November 4, 2018 and 1,018,600 shares issued as of February 4, 2018.	-	26
Common Stock $.00001 par value, 40,000,000 shares authorized and 13,535,268 shares issued as of November 4, 2018, and 6,064,500 shares issued as of February 4, 2018, respectively.	135	61
Additional paid-in capital	141,650,165	79,891,819
Accumulated deficit	(71,396,919)	(56,253,453)

Stockholders’ Equity	70,253,381	23,638,453

Total Liabilities and Stockholders’ Equity	$96,771,891	$41,440,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 4, 2018	October 29, 2017	November 4, 2018	October 29, 2017

Net sales	$41,685,929	$24,391,450	$101,703,739	$62,769,038

Cost of merchandise sold	18,799,108	10,724,293	46,331,175	28,481,985

Gross profit	22,886,821	13,667,157	55,372,564	34,287,053

Operating expenses
Selling, general and administrative expenses	19,329,422	12,095,035	54,978,109	34,574,771
Marketing	5,164,699	2,798,467	13,167,354	5,775,512
Depreciation and amortization	1,084,180	835,819	2,513,009	1,521,461

Total operating expenses	25,578,301	15,729,321	70,658,472	41,871,744

Operating loss	(2,691,480)	(2,062,164)	(15,285,908)	(7,584,691)

Interest income (expense), net	200,862	(114,667)	142,442	(343,755)

Net loss before taxes	(2,490,618)	(2,176,831)	(15,143,466)	(7,928,446)

Provision for income taxes	-	-	-	-

Net loss	$(2,490,618)	$(2,176,831)	$(15,143,466)	$(7,928,446)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.43)	$(4.51)	$(1.43)

Weighted average number of common shares outstanding:
Basic and diluted	13,465,882	6,000,000	9,536,164	6,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Thirty-nine weeks ended
	November 4, 2018	October 29, 2017

Cash Flows from Operating Activities
Net loss	$(15,143,466)	$(7,928,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,374,743	1,343,519
Amortization of other intangible assets	138,266	177,942
Amortization of deferred financing fees	102,917	108,660
Loss on disposal of property and equipment	6,139	--
Equity based compensation	2,849,842	15,209
Deferred rent	382,353	241,928
Changes in operating assets and liabilities:
Accounts receivable	(108,136)	(1,048,799)
Merchandise inventories	(12,977,256)	(2,048,493)
Prepaid expenses and other current assets	(190,920)	(2,166,290)
Accounts payable and accrued expenses	6,726,184	1,463,510
Customer deposits	1,615,798	343,253

Net Cash Used in Operating Activities	(14,223,536)	(9,498,007)

Cash Flows from Investing Activities
Purchase of property and equipment	(8,436,529)	(5,340,484)
Payments for patents and trademarks	(440,185)	(70,852)

Net Cash Used in Investing Activities	(8,876,714)	(5,411,336)

Cash Flows from Financing Activities
Proceeds from initial public offering, net	59,168,596	-
Payments of initial public offering issuance costs	(260,044)	-
Taxes paid for net share settlement of equity awards	(7,902)	-
Proceeds from sale of preferred stock and warrants, net of issuance costs	-	18,919,419
Principal payments on note payable	-	(194,530)
Principal (paydowns of) proceeds from the line of credit, net	(405)	1,015,708
Payments of deferred financing costs	(292,095)	(75,266)
Net Cash Provided by Financing Activities	58,608,150	19,665,331

Net Change in Cash and Cash Equivalents	35,507,900	4,755,988

Cash and Cash Equivalents - Beginning	9,175,951	878,696

Cash and Cash Equivalents - End	$44,683,851	$5,634,684

Supplemental Cash Flow Disclosures
Cash paid for interest	$48,256	$254,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 4, 2018 AND OCTOBER 29, 2017

(Unaudited)

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

Due to the seasonality of the Company’s business, with the majority of our activity occurring in the second half of the fiscal year, the results of operations for the thirteen and thirty-nine weeks ended November 4, 2018 and October 29, 2017 are not necessarily indicative of results to be expected for the full fiscal year.

The Company was formed in the State of Delaware on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company and the largest shareholder of the Company. Pursuant to the terms of the reorganization, which was completed on March 22, 2017, SAC Acquisition LLC assigned, and the Company assumed all rights, title and interest to all assets and liabilities, including the intellectual property that is currently owned by the Company, in exchange for 6,000,000 shares of common stock of the Company.

The Company designs and sells foam filled furniture, sectional couches, and related accessories throughout the world. As of November 4, 2018, the Company operated 77 leased retail showrooms located throughout the United States. In addition, the Company operates a retail internet website and does business to business transactions through its wholesale operations principally with Costco.

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

On June 22, 2018, the board of directors of the Company approved a 1-for-2.5 reverse stock split of its’ shares of common stock. The reverse stock split became effective immediately prior to the closing of its initial public offering (“IPO”). All stock amounts included in these financial statements have been adjusted to reflect this reverse stock split.

On June 27, 2018, the Company held its IPO, selling 4,025,000 shares at $16.00 per share. Net proceeds to the Company from the offering was approximately $59.2 million after legal and underwriting expenses. The Company believes that based on its current sales and expense levels in fiscal 2019 to date and projections for the next twelve months, that cash from operations, along with the addition of the new credit facility with Wells Fargo Bank, see Note 7, and the proceeds from the IPO, the Company will have sufficient working capital to cover operating cash needs through the twelve month period from the financial statement issuance date.

On October 29, 2018, certain selling stockholders conducted a secondary offering of 2,300,000 shares of common stock of the Company. The Company did not sell any shares or receive any proceeds from the sale of the common stock by the selling stockholders.

Note 1 – Basis of Presentation, Operations and Liquidity (Continued)

Immediately prior to the secondary offering, Mistral SAC Holdings, LLC (“Mistral”), and its affiliated entities owned approximately 56% of our common stock. Immediately after the completion of the offering, such entities own approximately 44% of our common stock. Accordingly, we now cease to be a “controlled company” within the meaning of the corporate governance standards of Nasdaq and we will, subject to certain transition periods permitted by Nasdaq rules, no longer rely on exemptions from corporate governance requirements that are available to controlled companies.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation. In the second quarter of fiscal 2019, franchise taxes were included in the provision for income taxes line on the condensed consolidated interim statement of operations and in the current period, franchise taxes are included in selling, general and administrative expenses.

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

Note 3 – Goodwill and Other Intangible Assets, Net

In accordance with US GAAP, goodwill is not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. There were no triggering events that occurred during the thirteen and thirty-nine weeks ended November 4, 2018 or October 29, 2017 that required the Company to test for impairment.

A summary of other intangible assets follows:

		November 4, 2018
	Estimated	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount

Patents	10 Years	$1,370,409	$(724,424)	$645,985
Trademarks	3 Years	730,188	(563,987)	166,201
Other Intangibles	5 Years	839,737	(823,634)	16,103
Total		$2,940,334	$(2,112,045)	$828,289

		February 4, 2018
	Estimated	Gross Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount

Patents	10 Years	$1,056,604	$(674,660)	$381,944
Trademarks	3 Years	603,807	(500,763)	103,044
Other Intangibles	5 Years	839,738	(798,356)	41,382
Total		$2,500,149	$(1,973,779)	$526,370

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $59,930 and $65,311 for the thirteen weeks and $138,266 and $177,942 for the thirty-nine weeks ended November 4, 2018 and October 29, 2017, respectively.

As of November 4, 2018, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

Remainder of Fiscal 2019	$53,125
2020	147,235
2021	126,964
2022	92,999
2023	71,874
Thereafter	336,092

$828,289

Note 4 – Income Taxes

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating losses for the thirteen and thirty-nine weeks ended November 4, 2018 and October 29, 2017.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during the thirteen and thirty-nine weeks ended November 4, 2018 and October 29, 2017, respectively, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

Note 5 – Basic and Diluted Net Loss Per Common Share

The following table presents the calculation of loss per share for the thirteen and thirty-nine weeks ended November 4, 2018 and October 29,2017:

	For the thirteen weeks ended
	November 4, 2018	October 29, 2017
Numerator:
Net loss - Basic and diluted	$(2,490,618)	$(2,176,831)
Preferred dividends and deemed dividends	(408,919)	(382,573)
Net loss attributable to common shares	(2,899,537)	(2,559,404)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	13,465,882	6,000,000
Basic and diluted net loss per share	$(0.22)	$(0.43)

	For the thirty-nine weeks ended
	November 4, 2018	October 29, 2017
Numerator:
Net loss - Basic and diluted	$(15,143,466)	$(7,928,446)
Preferred dividends and deemed dividends	(27,832,998)	(669,605)
Net loss attributable to common shares	(42,976,464)	(8,598,051)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	9,536,164	6,000,000
Basic and diluted net loss per share	$(4.51)	$(1.43)

Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.

As of November 4, 2018, there were 1,513,627, of potentially dilutive shares including common stock related to restricted stock units of 432,902 and warrants of 1,080,725. As of October 29, 2017, there were no potentially dilutive shares relating to restricted stock units or warrants. These were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

Note 6 – Commitments, Contingency And Related Parties

OPERATING LEASE COMMITMENTS

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through November 2027. Monthly payments related to these leases range from $2,500 to $24,600.

Expected future annual minimum rental payments under these leases follow:

Remaining 2019	$2,250,086
2020	8,399,684
2021	7,602,977
2022	6,951,426
2023	6,698,435
Thereafter	30,924,303

$62,826,911

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

Related Parties

Mistral, a stockholder of the Company, performs management services for the Company under a contractual agreement. Management fees totaled approximately $100,000 and $300,000 for the thirteen and thirty-nine weeks ended November 4, 2018 respectively, and $100,000 and $300,000 for the thirteen and thirty-nine weeks ended October 29, 2017 respectively, and are included in selling, general and administrative expenses. Transaction fees related to the IPO were $0 and $500,000 for the thirteen and thirty-nine weeks ended November 4, 2018, respectively and are included in selling, general and administrative expenses. No transaction fees were incurred during the thirteen and thirty-nine weeks ended October 29, 2017. Amounts payable to Mistral as of November 4, 2018 and February 4, 2018 were $30,145 and $121,103, respectively, and are included in accounts payable in the accompanying condensed consolidated balance sheets.

During the second half of fiscal 2017, the Company engaged Blueport Commerce (“Blueport”), a company in which investment vehicles affiliated with Mistral own equity, to evaluate a transition plan to convert to the Blueport Commerce platform. The Company launched the Blueport Platform in February 2018. There were $262,349 and $813,892 of fees incurred with Blueport on the conversion of and sales transacted through the Commerce platform during the thirteen and thirty-nine weeks ended November 4, 2018, respectively. Transition plan fees of $0 and $82,500 were incurred with Blueport during the thirteen and thirty-nine weeks ended October 29, 2017. Amounts payable to Blueport as of November 4, 2018 and February 4, 2018 were $84,407 and $15,235, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Satori Capital, LLC (“Satori”), a stockholder of the Company since April 2017, performs management services for the Company under a contractual agreement. Management fees totaled approximately $25,000 and $75,000 for the thirteen and thirty-nine weeks, respectively, for the period ended November 4, 2018, and $25,000 and $59,000 for the thirteen and thirty-nine weeks ended October 29, 2017, respectively. Transaction fees related to the IPO were $0 and $125,000 for the thirteen and thirty-nine weeks ended November 4, 2018, respectively and there were no structuring fees in the prior year’s periods. A one-time stock bonus of 50,000 shares of common stock at $14.83, or $741,500, is included in equity-based compensation on the accompanying condensed consolidated statement of cashflows and issued on June 22, 2018. The bonus was issued to Satori in three installments; two equal installments of 5,000 shares of common stock in August 2018 and September 2018 and the remainder of the shares were issued in October 2018. All fees and the stock bonus are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no amounts payable to Satori as of November 4, 2018 and February 4, 2018, respectively.

Note 7 – Financing Arrangements

Note Payable

The Company had a one year Note Payable arrangement for $500,000 with American Express Merchant Financing (Amex) that bore interest at 3.5%. Principal and interest payments on this note were made by Amex withholding 6% of the Company’s Amex credit card remittances. The note expired on June 29, 2017 and was paid in full in fiscal 2018.

Credit Line

The Company had a line of credit with Siena Lending Group, LLC to borrow up to $7.0 million, which matured on May 14, 2018.  Borrowings were limited to the lesser of 75% of inventory or 85% of the net orderly liquidation value of inventory and may be reduced by certain liabilities of the Company. All amounts outstanding bore interest at the base rate, defined as the greatest of (i) Prime Rate published by The Wall Street Journal, (ii) Federal Funds Rate plus 0.5% or (iii) 3.25%, plus 3% (7.00% at February 4, 2018).  The line was subject to a monthly unused line fee of .75%. The agreement was secured by the first lien on substantially all assets of the Company.  In February 2018, the Company paid the outstanding loan balance of $405, an early termination fee of $70,000 and fully amortized the remaining deferred financing fees of $48,149 on its line of credit with Siena Lending Group, LLC.

Note 7 – Financing Arrangements (Continued)

Credit Line (Continued)

On February 6, 2018, the Company established a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of November 4, 2018, the Company’s borrowing availability under the line of credit with Wells Fargo was $11.3 million. As of November 4, 2018, there were no borrowings outstanding on this line of credit.

The Company may elect that revolving loans bear interest at a rate per annum equal to the base rate plus the applicable margin or the LIBOR rate plus the applicable margin. The applicable margin is based on tier’s relating to the quarterly average excess availability. The tiers range from 2.00% to 2.25%. The loan agreement calls for certain covenants including a timing of the financial statements threshold and a minimum excess availability threshold. On May 3, 2018, the Company elected a one-month revolving loan with a maturity date of June 4, 2018, that bears interest at the LIBOR rate plus the applicable margin for an all-in-rate of 3.1875%. The one-month revolving loan matured and was paid in full on June 4, 2018.

Note 8 – Stockholders’ Equity

Preferred Stock

In fiscal 2018, the Company completed financing transactions with funds and investment vehicles advised by Mistral, Satori, executive management and third-party investors. As part of the transactions, the Company received $21,139,845 in cash (net of issuance costs of $1,325,156) in exchange for a total of 2,247 Series A, A-1 and A-2 Preferred Units (preferred stock equivalent of 2,247,000) and warrants to purchase 798,975 shares of common stock, subject to adjustments in the exercise price. The preferred stock carried an annual dividend of 8% compounded and conversion rights dependent upon certain events occurring. The adjustment to exercise price and conversion rights are explained in detail in the Company’s final prospectus (the “Prospectus”), dated June 26, 2018 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

In order to eliminate all outstanding preferred stock upon completion of the IPO, on April 19, 2018, the Company and the majority holders of each of the Series A Preferred Stock, the Series A-1 Preferred Stock and the Series A-2 Preferred Stock agreed to amend and restate each series of preferred stock to, among other things, revise the conversion features of the preferred stock to provide that, immediately prior to the closing of an initial public offering, the preferred stock:

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

All outstanding preferred stock totaling $25,645,000, including the additional year of dividends of $2,037,200 and accumulated dividends at 8% through June 29, 2018 of $2,495,704 was converted into 3,287,441 shares of common stock upon completion of the Company’s IPO on June 29, 2018. The preferred stock converted to common stock at $9.13 per share resulting in a deemed dividend of $22,601,161 related to the conversion.

Common Stock Warrants

In fiscal 2018, as noted above, the Company completed financing transactions with funds and investment vehicles advised by Mistral, Satori, and executive management in which the Company originally issued warrants to purchase an aggregate total of 15,979,500 shares of common stock subject to adjustments in the exercise price as defined below. See specific details in the Company’s Prospectus.

Note 8 – Stockholders’ Equity (Continued)

Common Stock Warrants (Continued)

In consideration for agreeing to amend the outstanding preferred stock to automatically convert immediately prior to the completion of the IPO, on April 19, 2018, the Company and a majority of the holders of the warrants issued along with the preferred stock, agreed to amend and restate the warrants to replace the aggregate dollar value of each warrant with a fixed number of warrant shares. In order to prevent dilution of the purchase rights granted under the warrants, the exercise price shall be calculated as follows:

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

There were 281,750 warrants, with a five-year term, issued to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company’s IPO. These warrants were valued using the Black-Scholes model.

In fiscal 2019, the Company amended and restated warrants totaling 56,077 with a three-year term, valued using the Black-Scholes model. The Company recorded the difference between the fair value of the new warrants compared to the old warrants as a deemed dividend of $408,919.

Note 8 – Stockholders’ Equity (Continued)

Common Stock Warrants (Continued)

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

	April 19, 2018	June 29, 2018	June 29, 2018	September 26, 2018
Warrants	798,795	798,795	281,750	56,077
Expected volatility	41.4% - 43.7%	42.0%	41.3%	43.8%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	3.10	3.00	5.00	3.00
Risk-free interest rate	1.7% - 2.0%	2.6%	2.7%	2.6%
Exercise price	$14.80	$16.00	$19.20	$9.13
Calculated fair value of warrant	$3.12	$5.00	$8.84	$12.87

Total warrants outstanding as of November 4, 2018, were as follows:

	Average Exercise Price	Number of Warrants	Weighted Average Remaining Life
Outstanding at February 4, 2018	$17.18	930,054	3.24

Warrants issued	18.56	1,136,802	3.65

Expired and canceled	17.18	(930,054)	(3.20)

Exercised	9.13	(56,077)	2.68

Warrants Outstanding at November 4, 2018	$16.83	1,080,725	3.17

The Company early adopted ASU 2017-11, which addresses the accounting for warrants with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings, which allowed the Company to account for the warrants issued along with the preferred raise in fiscal 2018 as equity versus a liability.

Equity Incentive Plan

In October 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”) which provides for Awards in the form of Options, Stock Appreciation rights, Restricted Stock Awards, Restricted Stock Units, Performance shares, Performance Units, Cash-Based Awards and Other Stock-Based Awards. In April 2018, the board of directors of the Company approved an increase in shares of common stock reserved for issuance under the Plan from 420,000 to 604,612 shares of common stock.

On May 10, 2018, the Board of Directors approved an increase in shares of common stock reserved for issuance under the Plan from 604,612 to 615,066 shares of common stock.

All awards shall be granted within 10 years from the effective date of the Plan. Other than the activity disclosed below relating to Restricted Stock Units, there was no other activity under the Plan for the thirteen weeks ended November 4, 2018 and October 29, 2017.

Note 8 – Stockholders’ Equity (Continued)

Equity Incentive Plan (Continued)

In October 2017, the Company granted 258,000 Restricted Stock Units to certain officers of the Company with a fair value of $2,792,849. As of November 4, 2018, there were 193,500 unvested units outstanding related to this grant. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on January 31, 2018, and twenty-five percent on each of the next three anniversaries of that initial vesting date. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen and thirty-nine weeks ended November 4, 2018 related to these grants.

In March 2018, the Company granted 52,504 Restricted Stock Units to certain executive employees of the Company with a fair value of $568,356. As of November 4, 2018, there were 39,378 unvested units outstanding related to this grant. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on May 1, 2018, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen and thirty-nine weeks ended November 4, 2018 related to these grants.

On May 10, 2018, the Company granted 188,917 Restricted Stock Units to certain officers of the Company with a fair value of $2,800,695. As of November 4, 2018, there were 141,688 unvested units outstanding related to this grant. The vesting of the restricted stock units is based on both time and performance. The time vesting units vest twenty-five percent on the closing of the offering, and twenty-five percent on January 31, 2019, 2020 and 2021. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen and thirty-nine weeks ended November 4, 2018 related to these grants.

On June 20, 2018, the Company granted to certain executive and non-executive employees of the Company an aggregate of 68,378 Restricted Stock Units, with a fair value of $1,014,046 of which between fifteen and twenty-five percent of the total grant or 14,625 Restricted Stock Units, immediately vested. The vesting of the unvested Restricted Stock Units is based on both time and performance. The time and performance vesting units will vest twenty-five percent on July 1, 2019, and July 2020 and between twenty-five to thirty-five percent on July 1, 2021. The performance vesting units will only vest upon the achievement of certain benchmarks. As of November 4, 2018, there were 50,461 unvested units outstanding related to this grant. There were 3,292 and 3,569 units forfeited from this grant during the thirteen and thirty-nine weeks ended November 4, 2018.

In September 2018, the Company granted a certain executive employee of the Company 10,500 Restricted Stock Units with a fair value of $250,950. As of November 4, 2018, there were 7,875 unvested units outstanding related to this grant. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on October 4, 2018, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen and thirty-nine weeks ended November 4, 2018 related to these grants.

Note 8 – Stockholders’ Equity (Continued)

Equity Incentive Plan (Continued)

A summary of the status of our unvested Restricted Stock Units as of November 4, 2018, and changes during the thirteen and thirty-nine weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 4, 2018	193,500	$10.83

Granted	52,504	10.83

Forfeited	-	-

Vested	(13,126)	10.83

Unvested at May 6, 2018	232,878	10.83

Granted	257,295	14.83

Forfeited	(277)	14.83

Vested	(61,577)	14.83

Unvested at August 5, 2018	428,319	12.69

Granted	10,500	23.99

Forfeited	(3,292)	14.83

Vested	(2,625)	23.99

Unvested at November 4, 2018	432,902	$12.84

Stock compensation expense related to the above Restricted Stock Units was $515,739 and $2,108,342 for the thirteen and thirty-nine weeks ended November 4, 2018 and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no Restricted Stock Units granted prior to October 29, 2017.

The total unrecognized restricted stock unit compensation cost related to non-vested awards was $2,533,468 as of November 4, 2018 and will be recognized in operations over a weighted average period of 1.27 years.

Note 9 – Employee Benefit Plan

In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit Sharing Contributions. All employees of The Lovesac Company (except for union employees and nonresident aliens) will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan were $65,566 and $215,790 for the thirteen and thirty-nine weeks ended November 4, 2018, respectively, and $53,319 and $83,974 for the thirteen and thirty-nine weeks ended October 29, 2017.

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

	Thirteen weeks ended		Thirty-Nine weeks ended
	November 4, 2018	October 29, 2017	November 4, 2018	October 29, 2017

Sactionals	$34,129,363	$18,685,496	$77,344,128	$46,819,581
Sacs	6,625,190	5,282,860	21,697,490	14,806,137
Other	931,376	423,094	2,662,121	1,143,320

	41,685,929	24,391,450	101,703,739	62,769,038

Note 11 – Barter Arrangements

In fiscal 2018, the Company entered into a bartering arrangement with Icon International, Inc., a vendor, whereas the Company provided inventory in exchange for media credits. During fiscal 2018, the Company exchanged $577,326 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset, of which $0 as of November 4, 2018 and $307,417 as of February 4, 2018, remained and is included in “Prepaid and other current assets” on the accompanying consolidated balance sheet. The Company has no unused media credits remaining as of November 4, 2018. There were no such arrangements in the thirteen or thirty-nine weeks ended October 29, 2017.

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.” Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged unless the products received have a more readily determinable estimated fair value.

The Company did not enter into any additional bartering arrangements during the thirty-nine weeks ended November 4, 2018.

Note 12 – Subsequent Events

The Company has evaluated events and transactions subsequent to November 4, 2018 through the date the consolidated condensed financial statements were issued.

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

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. Sales of this product increased to $21.7 million for the thirty-nine weeks ended November 4, 2018, as compared to $14.8 million for the thirty-nine weeks ended October 29, 2017. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image.

Our Sactionals product line currently represents a majority of our sales. Sales of this product increased to $77.3 million for the thirty-nine weeks ended November 4, 2018, as compared to $46.8 million for the thirty-nine weeks ended October 29, 2017.  Sactionals are a couch system that consists of two components, “seats” and “sides”, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. We believe that these high quality premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales.

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

We currently market and sell our products through 77 showrooms at top tier malls, lifestyle centers and street locations in 30 states in the U.S. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products.

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our summary consolidated financial and other data as of and for the periods indicated. The consolidated statement of operations data and the consolidated statement of cash flow data for the thirteen and thirty-nine weeks ended November 4, 2018 and October 29, 2017 and the summary consolidated balance sheet data as of November 4, 2018, are derived from our unaudited consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited consolidated financial statements.

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

	Thirteen weeks ended		Thirty - nine weeks ended
	November 4, 2018	October 29, 2017	November 4, 2018	October 29, 2017
Consolidated Statement of Operations Data:
Net Sales
Showrooms	$28,043	$19,042	$69,616	$49,277
Internet	7,729	3,986	17,811	10,259
Other	5,914	1,363	14,277	3,233
Total net sales	41,686	24,391	101,704	62,769
Cost of merchandise sold	18,799	10,724	46,331	28,482
Gross profit	22,887	13,667	55,373	34,287

Selling, general and administrative expenses	19,329	12,095	54,978	34,575
Marketing	5,165	2,798	13,167	5,775
Depreciation and amortization	1,084	836	2,513	1,521
Operating loss	(2,691)	(2,062)	(15,285)	(7,584)
Other
Interest expense	201	(115)	142	(344)
Income taxes	-	-	-	-
Net Loss	$(2,490)	$(2,177)	$(15,143)	$(7,928)
Net Loss Attributable to Common Stockholders (a)	$(2,899)	$(2,559)	$(42,976)	$(8,598)

(dollars in thousands except per share data)

Numerator: (a)
Net loss - Basic and diluted	$(2,490)	$(2,177)	$(15,143)	$(7,928)
Preferred dividends and deemed dividends	(409)	(382)	(27,833)	(670)
Net loss attributable to common shares	(2,899)	(2,559)	(42,976)	(8,598)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	13,465,882	6,000,000	9,536,164	6,000,000
Basic and diluted net loss per share	$(0.22)	$(0.43)	$(4.51)	$(1.43)

	Thirty-nine weeks ended
	November 4, 2018	October 29, 2017
Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(14,223)	$(9,498)
Net cash used in investing activities	(8,877)	(5,411)
Net cash provided by financing activities	58,608	19,665
Net change in cash and cash equivalents	35,508	4,756
Cash and cash equivalents at the end of the period	44,684	5,635

(dollars in thousands)	As of November 4, 2018	As of February 4, 2018
Balance Sheet Data:
Cash and Cash Equivalents	$44,684	$9,176
Working capital	53,397	12,946
Total assets	96,772	41,441
Total liabilities	26,519	17,802
Total stockholders’ equity	70,253	23,638

EBITDA (as defined below), Adjusted EBITDA, Adjusted EBITDA Margin, and Average Unit Volume (collectively, our “Non-GAAP Measures”) are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance. We expect to continue to experience positive Adjusted EBITDA on an annual basis and we believe we will continue to improve positive Adjusted EBITDA dollars for fiscal 2019 and going forward.

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

	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Thirty-nine weeks ended
(dollars in thousands)	November 4, 2018	October 29, 2017	November 4, 2018	October 29, 2017
Net loss	$(2,490)	$(2,177)	$(15,143)	$(7,928)
Interest (income) expense	(201)	115	142	344
Taxes	-	-	-	-
Depreciation and amortization	1,084	836	2,513	1,521
EBITDA	(1,607)	(1,226)	(12,488)	(6,063)
Sponsor fees (a)	125	125	992	359
Deferred Rent (b)	131	103	383	242
Equity-based compensation (c)	516	15	2,850	15
Write-off of property and equipment (d)	-	-	6	-
Other non-recurring expenses (e)(f)	444	205	1,982	693
Adjusted EBITDA	$(392)	$(778)	$(6,275)	$(4,754)

(a)	Represents management fees charged by our equity sponsors.

(b)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with GAAP, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms.

(c)	Represents expenses associated with stock options, restricted stock units granted to our management and equity sponsors.

(d)	Represents the net loss on the disposal of fixed assets.

(e)	Other expenses in the thirteen weeks ended November 4, 2018 are made up of: (1) $110 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $29 in fees paid for investor relations and public relations relating to the IPO; (3) $44 in executive recruitment fees to build executive management team; and (4) $261 in secondary offering legal fees. Other expenses in the thirteen weeks ended October 29, 2017 are made up of: (1) $163 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $42 in other professional fees,

(f)	Other expenses in the thirty-nine weeks ended November 4, 2018 are made up of: Other expenses in the thirty-nine weeks ended November 4, 2018 are made up of: (1) $341 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $508 in fees paid for investor relations and public relations relating to the IPO; (3) $140 in executive recruitment fees to build executive management team; (4) $261 in secondary offering legal fees; (5) $84 in travel and logistical costs associated with the offering; (6) $198 in accounting fees related to the offering; and (7) $450 in IPO bonuses paid to executives. Other expenses in the thirty-nine weeks ended October 29, 2017 are made up of: (1) $567 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $25 in travel and logistical costs associated with the offering; and (3) $59 in accounting fees related to the offering; (4) $42 in other professional fees,

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures, including the following:

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Sales made at Company operated showrooms, including shop in shops, are recognized at the point of sale when payment is tendered, and ownership is transferred to the customer, which may occur after the sale. Sales of merchandise via the Internet are recognized upon receipt and verification of payment and shipment of the merchandise to the customer. We expect to continue to experience healthy growth in net sales and Internet sales to increase as a percentage of total sales.

Gross Profit

Gross profit is equal to our net sales less cost of merchandise sold. Gross profit as a percentage of our net sales is referred to as gross margin. Fiscal 2019 gross profit margin will be slightly, but not materially, lower than fiscal 2018 gross profit margin. Looking ahead, we expect fiscal 2020 gross profit margin to be lower than fiscal 2019 gross profit margin relating to the continued impact of product and margin shift, tariffs and investment into warehousing and distribution infrastructure to support growth. The 10% tariff is being mitigated in total dollars but will have impact on margin percent.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs, other than marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities; Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.

Our recent revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are payroll and rent costs. We expect these expenses, as well as rent expense associated with the opening of new showrooms, to increase as we grow our business. We expect to leverage total selling, general and administrative expenses as a percentage of sales as sales volumes continue to grow. We expect to invest in infrastructure over the next 18 months to support the Company’s growth. These investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment.

As a result of our IPO, we incurred additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, other rules implemented by the SEC and applicable Nasdaq stock exchange rules. These rules and regulations have substantially increased our legal and financial compliance costs, made certain financial reporting and other activities more time-consuming and costly, and have required our management and other personnel to devote substantial time to these requirements. In this regard, we have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Marketing

Marketing expense includes digital, social, and traditional marketing initiatives, that cover all of our business channels. Marketing expense will continue to increase as a percentage to sales as we continue to invest in marketing which has accelerated sales growth. We expect to continue to maintain our marketing investments at 10%-12% on an annual basis. The investment by quarter may vary greatly.

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 4, 2018	October 29, 2017	November 4, 2018	October 29, 2017
Statement of Operations Data:
Net Sales	100%	100%	100%	100%
Cost of merchandise sold	45%	44%	46%	45%
Gross margin	55%	56%	54%	55%
Selling, general and administrative expenses	46%	50%	54%	55%
Marketing	12%	11%	13%	9%
Depreciation and amortization	3%	3%	2%	2%
Loss from operations	-6%	-8%	-15%	-12%
Interest income (expense)	0%	0%	0%	-1%
Loss before income taxes	-6%	-9%	-15%	-13%
Income tax expense (benefit)	0%	0%	0%	0%
Net loss	-6%	-9%	-15%	-13%

Thirteen Weeks ended November 4, 2018 Compared to the Thirteen Weeks ended October 29, 2017

Net sales

Net sales increased $17.3 million, or 70.9%, to $41.7 million in the thirteen weeks ended November 4, 2018 compared to $24.4 million in the thirteen weeks ended October 29, 2017. The increase in net sales is primarily due to an increase in new customers, which grew by 36.8% in the thirteen weeks ended November 4, 2018 as compared to 55.5% in the thirteen weeks ended October 29, 2017 and was accompanied by an increase in the total number of units sold by approximately 79,211, which reflects a higher average order volume per customer. We had 77 and 64 showrooms open as of November 4, 2018 and October 29, 2017, respectively. We opened 5 additional showrooms and did not close any showrooms in the thirteen weeks ended November 4, 2018. Showrooms sales increased $9.0 million, or 47.3%, to $28.0 million in the thirteen weeks ended November 4, 2018 as compared to $19.0 million in thirteen weeks ended October 29, 2017. This increase was due in large part to our comparable showroom sales increase of $6.6 million, or 40.5%, to $23.0 million in the thirteen weeks ended November 4, 2018 compared to $16.3 million in thirteen weeks ended October 29, 2017. Retail sales per selling square foot increased $90, or 28%, to $406 in the thirteen weeks ended November 4, 2018 compared to $316 in the thirteen weeks ended October 29, 2017. Internet sales (sales made directly to customers through our ecommerce channel) increased $3.7 million, or 93.9%, to $7.7 million in the thirteen weeks ended November 4, 2018 compared to $4.0 million for the thirteen weeks ended October 29, 2017. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the opening of additional showrooms, the redesign of our showrooms and our increased marketing initiatives. Other sales, which include shop in shop sales, increased $4.6 million, or 333.9%, to $5.9 million in the thirteen weeks ended November 4, 2018 as compared to $1.4 million in the thirteen weeks ended October 29, 2017. This increase was due in large part to our increase in the use of shop in shops. We expect to continue to experience healthy growth in net sales and Internet sales to increase as a percentage of total sales.

Gross profit

Gross profit increased $9.2 million, or 67.5%, to $22.9 million in the thirteen weeks ended November 4, 2018 from  $13.7 million in the thirteen weeks ended October 29, 2017. Gross margin decreased to 54.9% of net sales in the thirteen weeks ended November 4, 2018 from 56.0% of net sales in the thirteen weeks ended October 29, 2017. The decrease in gross margin percentage of 1.1% was driven primarily as the result of channel and product mix with shop in shop sales and sactional sales increasing as a percent to total sales. Both carry a lower margin than our other channels and products. Although shop in shop sales carry a lower gross margin, these sales are media amplifiers and create brand awareness which have an overall positive impact to the Company. Our sactional products continue to be the largest growing product category for Lovesac. Freight costs are slightly higher as a percentage of net sales due to increased selling activities through our ecommerce and our other channel. The decrease in gross margin was partially offset by reduced costs of our Sactionals and Sacs products. The decrease in costs of our Sactionals and Sacs products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills.

Fiscal 2019 gross profit margin will be slightly, but not materially, lower than fiscal 2018 gross profit margin. Looking ahead, we expect fiscal 2020 gross profit margin to be lower than fiscal 2019 gross profit margin relating to the continued impact of product and margin shift, tariffs and investment into warehousing and distribution infrastructure to support growth. There will be little or no effect of the tariffs on fiscal 2019 gross margin. Going into Fiscal 2020, the 10% tariff is being mitigated in total dollars but will have impact on margin percent.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.2 million, or 59.8%, to $19.3 million in the thirteen weeks ended November 4, 2018 compared to $12.1 million in the thirteen weeks ended October 29, 2017. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $0.8 million, $1.1 million of increased rent associated with our net addition of 11 showrooms, $3.1 million of expenses related to the increase in sales such as $0.8 million of credit card fees, $0.6 million of showroom and web related selling expenses, $0.3 million of web affiliate program and web platform hosting commissions and $1.4 million of shop in shop sales agent fees. Overhead expenses increased $1.3 million to support company initiatives and public company expenses, stock-based compensation increased $0.5 million and $0.2 million of expenses were related to capital raises.

Selling, general and administrative expenses were 46.4% of net sales in the thirteen weeks ended November 4, 2018 compared to 49.6% of net sales in the thirteen weeks ended October 29, 2017. The decrease in selling, general and administrative expenses of 3.2% of net sales and was driven largely by leverage in employment costs and rent expense. The leverage in these expenses was partially offset by increases in stock compensation, public company costs, infrastructure investments and IPO and other financing initiative costs.

We expect to leverage total selling, general and administrative expenses as a percentage of sales as sales volumes continue to grow. We expect to invest in infrastructure over the next 18 months to support the Company’s growth. These investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment.

Marketing

Marketing expenses increased $2.4 million, or 84.6%, to $5.2 million in the thirteen weeks ended November 4, 2018 compared to $2.8 million in the thirteen weeks ended October 29, 2017. The increase in marketing costs relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. We expect to continue to maintain our marketing investments at 10%-12% on an annual basis. The investment by quarter may vary greatly. Marketing expenses were 12.4% of net sales in the thirteen weeks ended November 4, 2018 compared to 11.5% of net sales in the thirteen weeks ended October 29, 2017. The increase in marketing expenses of 0.9% of net sales was driven largely by the investment in Labor Day national advertising this fiscal year.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.3 million or 29.7% in the thirteen weeks ended November 4, 2018 to $1.1 million compared to $0.8 million in the thirteen weeks ended October 29, 2017. The increase in depreciation and amortization expense related to capital investments for new and remodeled showrooms.

Interest income (expense), net

Interest income (expense), net reflects $0.2 million of earnings related to the net proceeds from the IPO partially offset by an immaterial amount of interest expense related to unused line fees on the Company’s line of credit for the thirteen weeks ended November 4, 2018. The decrease in interest expense from prior year was the result of no borrowings under the line of credit and interest income earned on the net proceeds from the initial public offering.

Income tax expense

There was no income tax expense related to the thirteen weeks ended November 4, 2018 and October 29, 2017.

First Thirty-Nine Weeks of Fiscal 2019 Compared to the First Thirty-Nine of Fiscal 2018

Net sales

Net sales increased $38.9 million, or 62.0%, to $101.7 million in the thirty-nine weeks ended November 4, 2018 compared to $62.8 million in the thirty-nine weeks ended October 29, 2017. The increase in net sales is primarily due to an increase in new customers, which grew by 34.2% in the thirty-nine weeks ended November 4, 2018 as compared to 52.7% in the thirty-nine weeks ended October 29, 2017 and was accompanied by an increase in the total number of units sold by approximately 192,633, which reflects a higher average order volume per customer. We had 77 and 64 showrooms open as of November 4, 2018 and October 29, 2017, respectively. We opened 13 additional showrooms and closed two showrooms in the thirty-nine weeks ended November 4, 2018. Showrooms sales increased $20.3 million, or 41.3%, to $69.6 million in the thirty-nine weeks ended November 4, 2018 as compared to $49.3 million in thirty-nine weeks ended October 29, 2017. This increase was due in large part to our comparable showroom sales increase of $14.6 million, or 33.2%, to $58.6 million in the thirty-nine weeks ended November 4, 2018 compared to $44.0 million in thirty-nine weeks ended October 29, 2017. Retail sales per selling square foot increased $187, or 23%, to $1,009 in the thirty-nine weeks ended November 4, 2018 compared to $822 in the thirty-nine weeks ended October 29, 2017. Internet sales (sales made directly to customers through our ecommerce channel) increased $7.6 million, or 73.6%, to $17.8 million in the thirty-nine weeks ended November 4, 2018 compared to $10.3 million for the thirty-nine weeks ended October 29, 2017. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the opening of additional showrooms, the redesign of our showrooms and our increased marketing initiatives. Other sales, which include shop in shop sales, increased $11.0 million, or 341.6%, to $14.3 million in the thirty-nine weeks ended November 4, 2018 as compared to $3.2 million in the thirty-nine weeks ended October 29, 2017. This increase was due in large part to our increase in the use of shop in shops. We expect to continue to experience healthy growth in net sales and Internet sales to increase as a percentage of total sales.

Gross profit

Gross profit increased $21.1 million, or 61.5%, to $55.4 million in the thirty-nine weeks ended November 4, 2018 from $34.3 million in the thirty-nine weeks ended October 29, 2017. Gross margin slightly decreased to 54.4% of net sales in the thirty-nine weeks ended November 4, 2018 from 54.6% of net sales in the thirty-nine weeks ended October 29, 2017. The decrease in gross margin percentage of 0.2% was driven primarily as the result of channel and product mix with shop in shop sales and sactional sales increasing as a percent to total sales. Both carry a lower margin than our other channels and products. Although shop in shop sales carry a lower gross margin, these sales are media amplifiers and create brand awareness which have an overall positive impact to the Company. Our sactional products continue to be the largest growing product category for Lovesac. Freight costs are slightly higher as a percentage of net sales due to increased selling activities through our ecommerce and our other channel. partially due to the channel mix shop in shop sales increasing as a percentage to total sales. The decrease in gross margin was partially offset by reduced costs of our Sactionals and Sacs products. The decrease in costs of our Sactionals and Sacs products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills.

Fiscal 2019 gross profit margin will be slightly, but not materially, lower than fiscal 2018 gross profit margin. Looking ahead, we expect fiscal 2020 gross profit margin to be lower than fiscal 2019 gross profit margin relating to the continued impact of product and margin shift, tariffs and investment into warehousing and distribution infrastructure to support growth. There will be little or no effect of the tariffs on fiscal 2019 gross margin. Going into Fiscal 2020, the 10% tariff is being mitigated in total dollars but will have impact on margin percent.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $20.4 million, or 59.0%, to $55.0 million in the thirty-nine weeks ended November 4, 2018 compared to $34.6 million in the thirty-nine weeks ended October 29, 2017. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $2.7 million, $3.0 million of increased rent associated with our net addition of 11 showrooms, and $8.3 million of expenses related to the increase in sales such as credit card fees of $1.7 million, web affiliate program and web hosting program commissions of $0.7 million, shop in shop sales agent fees of $4.6 million and $1.3 million of utility and repairs expenses, $1.1 million increase in overhead expense to support overhead initiatives and public company expenses, stock based compensation of $2.3 million, sponsor fees of $1.3 million, equity raise expenses of $1.2 million and $0.5 million of secondary offering expenses.

Selling, general and administrative expenses were 54.1% of net sales in the thirty-nine weeks ended November 4, 2018 compared to 55.1% of net sales in the thirty-nine weeks ended October 29, 2017. The decrease in selling, general and administrative expenses of 1.0% of net sales was driven primarily by leverage in employment costs and rent expense. The leverage in these expenses was partially offset by increases in stock compensation, public company costs, infrastructure investments and IPO and other financing initiative costs.

We expect to leverage total selling, general and administrative expenses as a percentage of sales as sales volumes continue to grow. We expect to invest in infrastructure over the next 18 months to support the Company’s growth. These investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment.

Marketing

Marketing expenses increased $7.4 million, or 128%, to $13.2 million in the thirty-nine weeks ended November 4, 2018 compared to $5.8 million in the thirty-nine weeks ended October 29, 2017. The increase in marketing costs relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. We expect to continue to maintain our marketing investments at 10%-12% on an annual basis. The investment by quarter may vary greatly.

Marketing expenses were 12.9% of net sales in the thirteen weeks ended November 4, 2018 compared to 9.2% of net sales in the thirteen weeks ended October 29, 2017. The increase in marketing expenses of 3.7% of net sales was driven largely by the investment in marketing initiatives this fiscal including Labor Day national advertising.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $1.0 million or 65.2%% in the thirty-nine weeks ended November 4, 2018 to $2.5 million compared to $1.5 million in the thirty-nine weeks ended October 29, 2017. The increase in depreciation and amortization expense related to capital investments for new and remodeled showrooms.

Interest income (expense), net

Interest income (expense), net of $0.1 million reflects earnings related to the net proceeds from the IPO of $0.3 million partially offset by a decrease of $0.2 million in interest expense for the thirty-nine weeks ended November 4, 2018. The decrease in interest expense from prior year was the result of no borrowings under the line of credit and interest income earned on the net proceeds from the initial public offering.

Income tax expense

There was no income tax expense related to the thirty-nine weeks ended November 4, 2018 and October 29, 2017.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, inventory, accounts receivable, accounts payable and other current liabilities and customer deposits. When borrowing, our borrowings generally increase in our third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and cash generated from the IPO are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirty-nine weeks ended
	November 4, 2018	October 29, 2017
Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(14,223)	$(9,498)
Net cash used in investing activities	(8,877)	(5,411)
Net cash provided by financing activities	58,608	19,665
Net change in cash and cash equivalents	35,508	4,756
Cash and cash equivalents at the end of the period	44,684	5,635

Net Cash Used In Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, loss on disposal of property and equipment, stock-based compensation, deferred rent, and non-cash interest expense and the effect of changes in working capital and other activities.

In the thirty-nine weeks ended November 4, 2018, net cash used by operating activities was $14.2 million and consisted of changes in operating assets and liabilities of $4.9 million, a net loss of $15.1 million, and non-cash items of $5.8 million. Working capital and other activities consisted primarily of increases in inventory of $13.0 million, prepaid expenses of $0.2 million and accounts receivable of $0.1 million, partially offset by an increase in accounts payable and accrued expenses of $6.6 million, and customer deposits of $1.6 million.

In the thirty-nine weeks ended October 29, 2017, net cash used by operating activities was $9.5 million and consisted of changes in operating assets and liabilities of $3.5 million, a net loss of $7.9 million, and non-cash items of $1.9 million. Working capital and other activities consisted primarily of increases in prepaid expenses of $2.2 million, inventory of $2.0 million and accounts receivable of $1.0 million, partially offset by an increase in accounts payable and accrued expenses of $1.4 million and customer deposits of $0.3 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.

For the thirty-nine weeks ended November 4, 2018, capital expenditures were $8.9 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

For the thirty-nine weeks ended October 29, 2017, capital expenditures were $5.4 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

Net Cash Provided By Financing Activities

Financing activities consist primarily of the net proceeds from our IPO, borrowings and repayments related to the existing revolving line of credit and capital contributions from securities issuances.

For the thirty-nine weeks ended November 4, 2018, net cash provided by financing activities was $58.6 million, primarily due to $58.9 million net proceeds from the IPO net of $0.3 million for the payment of financing costs on the revolving credit facility with Wells Fargo Bank, National Association (“Wells”).

For the thirty-nine weeks ended October 29, 2017, net cash provided by financing activities was $19.7 million primarily due to investments in our Series A and A-1 preferred stock. The above change is inclusive of net debt proceeds of $0.8 million.

Revolving Line of Credit

On February 6, 2018, we entered a four-year, secured revolving credit facility with Wells. The credit facility with Wells Fargo permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of November 4, 2018, the Company’s borrowing availability under the line of credit with Wells was $11.3 million. As of November 4,2018, there were no borrowings outstanding on this line of credit.

Contractual Obligations

We generally enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of November 4, 2018, our contractual cash obligations over the next several periods are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving line of credit	$-	$-	$-	$-	$-
Employment agreements	2,705,640	2,705,640	-	-	-
Operating leases	62,826,911	9,535,104	16,369,483	14,985,353	21,936,971
Total	$65,532,551	$12,240,744	$16,369,483	$14,985,353	$21,936,971

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of November 4, 2018, except for operating leases and employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our audited consolidated financial statements included in the Prospectus, dated June 26, 2018, and filed pursuant to Rule 424(b) under the Securities Act, for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirty-nine weeks ended November 4, 2018.

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

Not Applicable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen and thirty-nine weeks ended November 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not Applicable.

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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: December 19, 2018		Chief Executive Officer

The Lovesac Company

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: December 19, 2018		Executive Vice President and Chief Financial Officer