Form 10-K
period 2019-02-03
Lovesac Co
filed 2019-05-03
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38555

THE LOVESAC COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1685692
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Two Landmark Square, Suite 300 Stamford, Connecticut	06901
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Trading Symbol(s)
LOVE

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of February 1, 2019 (last business day of the registrant’s most recently completed fiscal year end), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $183,251,957.

As of April 30, 2019, there were 13,752,035 shares of common stock, $0.00001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

ii

PART I.

Item 1. Business.

Company Overview

We are a technology driven, omni-channel company that designs, manufactures and sells unique, high quality furniture comprised of modular couches called Sactionals and premium foam beanbag chairs called Sacs. We market and sell our products through modern and efficient showrooms and, increasingly, through online sales. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through nationwide express couriers, is unique to the furniture industry.

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image.

Our Sactionals product line currently represents a majority of our sales. Sactionals are a couch system that consists of two components, seats and sides, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to its geometry and modularity, coupling mechanisms and other features. We believe that these high quality premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales.

Sacs and Sactionals come in a wide variety of colors and fabrics that allow consumers to customize their purchases in numerous configurations and styles. We provide lifetime warranties on our Sactionals frames and the proprietary foam used in both product lines, and 3 year warranties on our covers. Our Designed for Life trademark reflects our dynamic product line that is built to last and evolve throughout a customer’s life. Customers can continually update their Sacs and Sactionals with new covers, additions and configurations to accommodate the changes in their family and housing situations.

We believe that our products complement one another and have generated a loyal customer base. We believe the strength of our brand is reflected in the number of customers who routinely share their purchases of Lovesac products with their friends through social media, often displaying our logos or company name in their posts. Our customers include celebrities and other influencers who support our brand through postings made on an uncompensated and unsolicited basis.

We currently market and sell our products in over 75 showrooms at top tier malls, lifestyle centers and street locations in 30 states in the U.S. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to require just 506 to 1,350 square feet for each showroom.

As part of our direct to consumer sales approach, we also sell our products through our fast growing ecommerce platform. We believe our products are uniquely suited to this channel. Our foam-based Sacs can be reduced to one-eighth of their normal size and each of our Sactionals components weighs less than 50 pounds upon shipping. Our showrooms and other direct marketing efforts work in concert to drive customer conversion in ecommerce.

Company History

The Company was formed in the State of Delaware on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company and current majority shareholder of the Company. Our common stock began trading on Nasdaq under the symbol “LOVE” on June 27, 2018 and we consummated our initial public offering of 4,025,000 shares of our common stock, or our IPO, on June 29, 2018, at a public offering price of $16.00 per share.

Product Overview

We challenge the notion that a piece of furniture is static by offering a dynamic product line built to last and evolve throughout a customer’s life. Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. Traditional couches, chairs and sectionals are sold as static products, purchased and used for a current and specific need in the home. As a result, we believe the industry is beholden to the uncertainties of fashion, seasonality, and style, including the accompanying inventory risk.

●	Sactionals. We believe our Sactionals platform is unlike competing products in its adaptability, yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to its geometry and modularity, coupling mechanisms and other features Utilizing only two, standardized pieces, “seats” and “sides,” and over 250 high quality, tight-fitting covers that are removable, washable, and changeable, making our Sactionals fully customizable at initial purchase and throughout their product lifecycle providing consumers with thousands of style and layout options with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style and utility preferences, reflecting our Designed for Life philosophy.

●	Sacs. Our original innovative product, the Sac, is one of the most comfortable premium beanbag chairs. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and durability, guaranteed never to go flat, no matter the amount of use. Its removable cover is machine washable and may be easily replaced by purchasing one of our 300+ cover offerings. Sacs are manufactured using patented methods that allow for compression of some components of the Sac product, which facilitates shipping and handling of Sacs. This patented method allows us to shrink the Sac to an eighth of its original volume so that it fits inside a duffle bag.

●	Accessories. Our accessories complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences. We are in the process of developing additional accessories for the tech-savvy consumer and have recently launched the sale of the Power Hub charging accessory for Sactionals.

Sales Channels

We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to require just 506 to 1,350 square feet for each showroom. The small footprint requirement provides a cost advantage and flexibility in locating our showrooms strategically in A-rated malls and street locations in our target markets. These logistical advantages underlie our broader tech-driven, internet-based business model, where we leverage our showrooms as both a traditional retail channel to purchase our products and an educational center for prospective online customers to learn about and interact with our products in real time.

Through our fast growing mobile and ecommerce channel, we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while simultaneously driving favorable margin expansion. Our technology capabilities are robust, and we are well positioned to benefit from the growing consumer preference to transact via mobile devices. We leverage our strong social media presence and showroom footprint to drive traffic toward our ecommerce platform, where product testimonials and inspirational stories from our Lovesac community create a more engaging consumer experience for our customers. Additionally, our products’ compact packaging facilitates consistent production scheduling, outsourcing of delivery and lower shipping costs, demonstrating our logistical ability to quickly and cost-effectively deliver online orders.

We have also enhanced our sales through the use of shop in shops. We have an ongoing working relationship with Costco to operate shop in shop showrooms that typically average ten days at a time. The shop in shop showrooms display select Sacs and Sactionals and are staffed with associates trained to demonstrate and sell our products. We continue to explore other shop in shop partnerships and opportunities to promote our products and facilitate customers interacting with our products in the real world.

Customers

●

Robust customer lifetime value.   The fiscal 2019 cohort had an average first year value of $1,540 per new customer, and this is the highest first year value of all cohorts we have tracked since fiscal 2015 and 21% higher than the 3 year benchmark fiscal 2015 cohort whose Customer Lifetime Value (CLV) is currently $1,277 which increased from $1,236 in fiscal 2018. We believe this is an outcome of our decision to focus on driving penetration of Sactionals. We calculated our fiscal 2019 cohort CLV by dividing the aggregate gross profits through fiscal 2019 attributed to the fiscal 2019 cohort (approximately $99,613,884) by the total number of new customers from fiscal 2019 (64,686).

In addition, our Customer Acquisition Cost (CAC) was $309.46 for fiscal 2019. This is an increase from our fiscal 2018 CAC which was $283.22. This increase is attributable to our increase in marketing spend targeted at Sactional customers. We expect our CAC to continue to increase as we continue to target Sactional customers. We expect this increase in CAC to correspond with a continued increase in CLV. Our CLV/CAC ratio for fiscal 2019 was 4.98 compared to 4.36 for fiscal 2018.

●	Target Demographics. Based on our internal data, our typical customer is 25 to 45 years in age with an annual household income of over $100,000. We consider this to be an attractive demographic because of its higher than average rates of household formation and furniture purchasing. Members of the millennial demographic, our primary target market, are entering this age group daily. Our customers have different tastes, styles, purchasing goals and budgets when shopping for couches, and our Sactionals platform’s modularity addresses this wide array of needs.

Competitive Strengths

Our consumers often cross-shop Lovesac with companies such as Crate and Barrel, Pottery Barn, Arhaus, Restoration Hardware, Ikea, Joybird and Wayfair. We believe that the following strengths are central to the power of our brand and business model:

Innovative Business Model

●	Merchandising Strategy. Many home furnishings retailers, online or offline, rely on an assortment of new offerings each season to drive their business and to refashion their offerings. We have avoided this “merchandising” approach in favor of a product platform-based approach that reduces the need for seasonal introductions, designer collections, or broad in-stock assortments. We optimize our in-stock assortment of covers and accessories by limiting them to those that sell in large quantity and therefore present lower risk. We also provide a broad assortment of made-to-order items, which we manufacture after the consumer has purchased and paid for them. This business model yields little to no surplus inventory, less margin erosion due to overstock write-downs, higher than average annual inventory turns, increased focus at the showroom management level, and simplicity at merchandising-display execution.

●	Product Platform Approach. We have two primary platforms upon which we develop, manufacture and sell our fundamental Sacs and Sactionals products. We market our product platforms as a long term investment that our customers can continually update with new arrangements, coverings and accessories. In turn, these changes and updates provide a recurring revenue source for our business. In addition, our Sactionals platform is an environmentally conscious alternative to fixed couches that tend to be discarded when they go out of style or wear out, a by-product of our Designed for Life approach and an important feature to some consumers.

●	Ecommerce Focus. We build our business processes, systems, compensation structures, and logistical models with an ecommerce-first approach. We continually innovate to make shopping online easier for our customers, and we use social media to drive increased traffic to our web-based sales applications. From a product standpoint, the open-cell nature of the Durafoam filler in our Sacs allows them to be compressed for shipping to one-eighth of their normal size. To facilitate shipping, Sactionals seat cushions and back pillows are compressed to fit inside an otherwise hollow hardwood upholstered seat frame.

●	A Culture of Innovation. From inception, we have focused on developing unique, innovative and proprietary product platforms. We are continuously expanding and introducing new extensions to these platforms to broaden the appeal and grow the addressable market of our product offerings. We continually evaluate new products to complement our Sactionals and Sac lines and are currently developing accessories for the tech-savvy consumer. We have 16 issued U.S. utility patents and 21 issued foreign utility patents, 6 pending U.S. utility patent applications, 36 pending foreign utility patent applications and 3 pending international patent applications. We expect to file U.S. and international patent applications for future innovations. We believe that our patent portfolio, combined with our innovative design approach may deter others from attempting to imitate or replicate our products.

Strong Brand Loyalty

We believe our brand, products, and Designed for Life philosophy encourage people to share their stories and develop a personal relationship with Lovesac and its community. We foster these interactions through active direct engagement using all of the most prolific social media platforms. These are products that move, and change, and rearrange. They are soft, and comfortable, and fun to jump on. We believe that all of this causes our customers to uniquely be active ambassadors, providing organic public relations, word of mouth advertising, and customer testimonials and endorsements. In addition, our customers have a high repeat purchasing rate and high expected lifetime engagement.

●	High repeat purchasing rates. We believe our focus on customer interaction and data driven analysis of their behavior and projected needs, drives our high customer repeat rates. In fiscal 2019, our repeat customers accounted for 38% of all transactions. This represents 1pt of the mix of transactions moving into new customer transactions. We expect new transactions to continue to become a larger portion of our transaction mix as we spend on acquisition.

●	Robust Customer Lifetime Value. Once customers invest in our products, they tend to stay with them, grow with them, and add to them. We believe our customers’ loyalty is an important driver of our CLV. An example of this is that our fiscal 2015 cohort has increased its CLV by 19.3% since year end fiscal 2015.We calculated our fiscal 2015 CLV by dividing the aggregate gross profits through fiscal 2018 attributable to the 2015 cohort (approximately $41,147,646,) by the total number of customers in the 2015 cohort (38,423 customers).

Omni-Channel Approach

Our distribution strategy allows us to reach customers through three distinct, brand-enhancing channels, which we refer to as our omni-channel approach.

●	Ecommerce. Through our mobile and ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience, driving deeper brand engagement and loyalty, while also realizing margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices.

●	Showrooms. We carefully select the best small-footprint retail locations in high-end malls and lifestyle centers for our showrooms. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and will be the standard for future showrooms. Our new showroom concept, introduced in 2016, utilizes technology in more experiential ways to increase traffic and sales.

●	Shop in shops. We are expanding the use of lower cost shop in shops to increase the number of locations where customers can experience and purchase our products. We have an ongoing working relationship with Costco to operate shop in shop programs, or “roadshows,” that usually run for 10 days at a time. These shop in shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. We also believe our shop in shops provide a low cost alternative to drive brand awareness, in store sales, and ecommerce sales.

Strong Millennial Appeal

We have targeted the millennial generation because we believe the desire brand products, coupled with transparent business practices, innovative solutions and the convenience of on-demand commerce. Additionally, members of the millennial generation, currently the most populous age group in the U.S., are completing their educations, getting married, and starting or expanding their households. The peak ages for home furnishings purchases are 35-54. We believe home furnishings will thrive as millennials and their children need larger residences and the necessary furnishings for household and family formation. The modularity of our Sactionals and ease of cleaning and replacing covers on Sactionals and Sacs provide our customers who are moving and expanding their households with the ability to evolve their purchases to accommodate the changes in their family and housing situations, offering us a competitive advantage.

Unique Distribution Capability

Due to the unique modularity of our Sactionals products and the shrinkability of our Sacs, we are able to distribute our products through nationwide express couriers and efficiently utilize warehouse space and international shipping routes. We believe our Sactionals are the only product in its category that enjoys this logistical advantage.

Growth Strategies

In order to position Lovesac for future growth, in the last several years we made significant investments in overhead, optimized and integrated our business technologies and processes, and further developed our marketing tactics. In addition, we have refocused our strategy regarding our showrooms, moving to higher end malls and lifestyle centers, to support digital sales, our primary growth channel. We have also altered a number of our lease arrangements to fixed versus variable rent structures. Finally, we have committed to a new showroom design creating a much more interactive, technology driven experience that has resulted in higher traffic levels and conversion than previous showroom models.

These long-term initiatives have required significant amount of management’s attention, which has shifted management’s focus away from short-term sales growth. As a result of these efforts, along with the implementation of the strategies noted below, we believe Lovesac is poised for meaningful sales growth. Our goal is to further improve our leadership in the home furnishings market by pursuing the following key strategies:

Continue to Build on Our Brand

Despite our loyal following, we believe there is a significant opportunity to increase our brand awareness. Based on our own internal study that was concluded in April 2017, we estimate that our brand awareness is less than 1% among all consumers nationally. Before 2017, we invested minimally in advertising. Since then, we have aggressively invested in brand building and direct marketing efforts, including direct mail, 30-second television commercials in select markets and social media. Our focus on building the Lovesac and Sactional brands has led to an increase in our new Sactional customer base, which grew by 55.8% in fiscal 2019. We plan to accelerate our ecommerce sales by building awareness via increased digital and social media, including digital videos and direct response television.

Update Showrooms and Add Other Locations

We intend to continue to renovate our current showroom locations, open new showrooms across the country in lifestyle centers, top tier shopping malls, and high street and urban locations, and expand product touch-feel points through the increased use of shop in shop locations. Because of their small size and above average productivity, we believe our approach to our showrooms creates a compelling opportunity to open more showrooms in a wide variety of retail spaces across North America.

●	Showrooms. In our showrooms, we focus on offering potential customers the opportunity to experience the considerable flexibility they have in selecting fabrics and configurations. We are evolving our model for new showrooms and renovating our existing showrooms to reflect the standards of our new model. Our new showroom concept utilizes technology in more experiential ways to increase traffic and sales and communicate our brand personality and key product features. To attract customer traffic, our new model features two giant LED screens embedded in the walls that play videos demonstrating the Sactionals technology in motion. The entire architecture and layout of these new showrooms have been redesigned to communicate the brand personality and key product features, with the goal to educate first-time customers and create a self-service environment where people can touch, feel, read, and understand the technology behind our products. LED screens on the walls and iPads in the hands of the staff enhance what we believe is a “virtually merchandised” showroom in a very small footprint. In connection with these renovations, we have experienced increased sales and negotiated more favorable lease terms.

●	Shop in shops. We have an ongoing working relationship with Costco to operate shop in shop showrooms. We have been expanding the use of these shop in shop showrooms, and plan to seek other partners to operate similar concept showrooms, to increase the number of locations where customers can experience and purchase our products at a lower cost to us than our permanent showrooms.

Increase Sales and Operating Margins

We seek to increase sales and operating margins through our premium pricing strategy and omni-channel platform, which we believe will require relatively small near term increases in fixed overhead.

●	Premium pricing. Lovesac’s products are positioned in the premium couch segment of the furniture market. We market as premium products because of our proprietary foam fillings, higher quality materials and unique modularity requiring a distinct level of manufacturing capability. At our price point, we offer a unique value proposition that combines both beautiful aesthetics and utility to our customers that we believe our competitors cannot offer. Additionally, our high end branding strategy, further enhanced by our unsolicited celebrity endorsements and large social media following, commands premium pricing, as we feel lowering prices may negatively affect perception of our products. The difference is explained by our platform approach, where once a customer buys their first couch, the cost of expanding and adding to it over time is much less expensive than the traditional method of purchasing another new couch to replace the old one.

●	Omni-Channel Platform. By leveraging our omni-channel platform, we cost-effectively drive traffic to our ecommerce channel, resulting in increased web-based sales and improved operating margins. We continually seek to improve our ecommerce capabilities to drive sales and take advantage of the lower cost of this channel. Our showrooms and other direct marketing efforts work in concert to drive customer conversion in ecommerce. In addition, our shop in shops provide a low cost alternative to drive brand awareness and both in-store and ecommerce sales.

Supply Chain and Sourcing

Our products are manufactured in facilities located in Los Angeles, CA, Fort Worth, TX and Jackson County, NC, as well as in facilities located abroad in Shanghai, Hangzhou, Jiaxing and Foshan, China and in Ho Chi Minh City, Vietnam. We engage with local third parties for the manufacture of our products in each of those facilities. Lovesac does not own any of the manufacturing facilities where our products are assembled. We believe that our suppliers’ facilities are sufficient to meet our current needs. We believe that additional space will be available as needed to accommodate any needed expansion of our operations.

Seasonality

We experience seasonal fluctuations in our sales. A larger percentage of our sales occur in the fourth quarter of our fiscal year, which coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), the holiday season and our related promotional and marketing campaigns. Our fiscal 2019 quarters in sequential order equaled 16.1%, 20.0%, 25.1% and 38.7% of total sales respectively.

Intellectual Property

We own 19 U.S. federal trademark registrations, 38 foreign trademark registrations, a number of U.S. and foreign trademark applications and common law trademark rights. Our registered U.S. trademarks include registrations for the Lovesac®, Lovesoft®, Sactionals®, Durafoam®, SAC® and Designed For Life® trademarks. Our trademarks, if not renewed, are scheduled to expire between 2020 and 2028.

In order to maintain our U.S. trademark registrations, we must continue to use the marks in commerce on the goods and services identified in the registrations and must make required filings with the U.S. Patent and Trademark Office at intervals specified by applicable statutes and regulations. Failure to comply with these requirements may result in abandonment or cancellation of the registrations.

We have 16 issued U.S. utility patents and 21 issued foreign utility patents, that are scheduled to expire between 2022 and 2037. We have 6 pending U.S. utility patent applications, 36 pending foreign utility patent applications and 3 pending international patent applications. Our Sactional technology patents include our proprietary geometric modular system and segmented bi-coupling technology. We also have multiple patents pending and expect to file patent applications for future innovations.

Competition

Our business is rapidly evolving and intensely competitive. Our competition includes: furniture stores, big box retailers, department stores, specialty retailers and online furniture retailers and marketplaces.

We believe our combination of proprietary products, brand strength, loyal customer base, omni-channel approach, technological platform, unique consumer experience, logistical advantages and seasoned management team allow us to compete effectively against and differentiate ourselves from the competition.

Employees

As of February 3, 2019, we employed a total of 257 full time and 333 part time employees, and we contracted with 6 independent contractors. All employees and contractors are subject to contractual agreements that specify, among other things, requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

Item 1A. Risk Factors.

An investment in the common stock of The Lovesac Company (the “Company,” “Lovesac,” “we,” “us” or “our”) involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, results of operations, financial condition and cash flows, and in such case, our future prospects would likely be materially and adversely affected. If any of such events or developments were to happen, the trading price of our common stock could decline. Further, our actual results could differ materially and adversely from those anticipated in our forward-looking statements as a result of certain factors.

Risks Relating to Our Business and Industry

We have historically operated at a loss, and we may never achieve or sustain profitability.

While we have typically experienced revenue growth from period-to-period, the level of growth has at times been inconsistent. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. We have historically operated at a loss, which has resulted in an accumulated deficit. Despite the fact that we have raised significant capital in recent periods, there can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to do so would continue to have a material adverse effect on our accumulated deficit and could result in a decline in our common stock price.

Our recent growth rates may not be sustainable.

While we have experienced recent growth, maintaining that growth is dependent on a number of factors, including increased traffic to our website and showrooms, our sales conversion rate, and our ability to open new showrooms. We also rely on shop in shops, and there can be no assurance the current retailer with whom we partner will continue to house them or that we will be able to enter into similar arrangements with other retailers, which could hinder our anticipated sales growth. Our business is highly competitive, and there can be no assurance that we will be able to sustain or improve our recent growth rates.

Our ability to raise capital in the future may be limited. Our inability to raise capital when needed could prevent us from growing and could have a material adverse effect on our business, financial condition, operating results and prospects.

If we continue to experience insufficient cash flow from operations to support our operating and capital needs we will be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all. We may sell common stock, preferred stock, convertible securities and other equity securities in one or more transactions at prices and in such a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, investors may be materially diluted. Debt financing, if available, may involve restrictive covenants and could reduce, among other things, our operational flexibility. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. In addition, debt financings may be blocked by our senior lender that provides an asset-backed revolving credit facility to fund our inventory purchases in advance of customer sales. Our lender has, and any subsequent senior lender likely will have, the right to consent to any new debt financing. There can be no assurance that our lender will provide such consent. Our inability to raise capital when needed could prevent us from growing and have a material adverse effect on our business, financial condition, operating results and prospects.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of SOX requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the fiscal year ending January 2019. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 of SOX in a timely manner, are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be adversely affected. In addition, we could become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We rely on financial reporting and data analytics that must be accurate in order to make real-time management decisions, accurately manage our cash position, and maintain adequate inventory levels while conserving adequate cash to fund operations. In the event of a systems failure, a process breakdown, the departure of key management, or fraud, we would be unable to efficiently manage these items and may experience liquidity shortfalls that our cash position or revolving credit facility may not be able to accommodate. In such a situation, we also may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We may be unable to accurately forecast our operating results and growth rate, which may adversely affect our reported results and stock price.

We may not be able to accurately forecast our operating results and growth rate. We use a variety of factors in our forecasting and planning processes, including historical results, recent history and assessments of economic and market conditions. Our growth rates may not be sustainable, and our growth depends on the continued growth of demand for the products we offer. Lower demand caused by changes in customer preferences, a weakening of the economy or other factors may result in decreased revenues or growth. Furthermore, many of our expenses and investments are fixed, and we may not be able to adjust our spending in a timely manner to compensate for any unexpected shortfall in our operating results. Failure to accurately forecast our operating results and growth rate could cause our actual results to be materially lower than anticipated. If our growth rate declines as a result, investors’ perceptions of our business may be adversely affected, and the market price of our common stock could decline.

If we fail to manage our growth effectively, our business, financial condition, operating results and prospects could be harmed.

To manage our anticipated growth effectively, we must continue to implement our operational plans and strategies, improve and expand our corporate infrastructure, information systems, and executive management and expand, train and manage our employee base. As we grow, we will need to find, train, and monitor additional employees and continue to invest in information systems that support key functions such as accounting, human resources, sales analytics, and marketing, all of which strain the time of our executive management team and our resources. If we fail to manage our growth effectively, our business, financial condition, operating results and prospects could be harmed.

Our inability to maintain our brand image, engage new and existing customers and gain market share could have a material adverse effect on our growth strategy and our business, financial condition, operating results and prospects.

Our ability to maintain our brand image and reputation is integral to our business and implementation of our growth strategy. Maintaining, promoting and growing our brand will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality product and customer experience. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity and any negative publicity about these types of concerns may reduce demand for our products. While we believe our brand enjoys a loyal customer base, the success of our growth strategy depends, in part, on our ability to keep existing customers engaged and attract new customers to our brand. If we experience damage to our reputation or loss of consumer confidence, we may not be able to retain existing customers or acquire new customers, which could have a material adverse effect on our business, financial condition, operating results and prospects.

If we fail to acquire new customers, or fail to do so in a cost-effective manner, we may not be able to achieve revenue growth or profitability.

To acquire new customers, we must appeal to prospects who have historically used other means of commerce to purchase furniture, such as traditional furniture retailers. To date, we have reached new customers primarily through our showroom presence in various markets, and through social media, digital content, third-party advocates for our brand and products and by word of mouth, and now through national television advertisements. Until now, these efforts have allowed us to acquire new customers at what we believe is a reasonable cost and rate. However, there is no guarantee that these methods will continue to be successful or will drive customer acquisition rates necessary for us to achieve revenue growth or profitability.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. We compete with furniture stores, big box retailers, department stores, specialty retailers and online furniture retailers and marketplaces.

We expect competition in both retail stores and ecommerce to continue to increase. Our ability to compete successfully depends on many factors both within and beyond our control, including:

●	the size and composition of our customer base;

●	our selling and marketing efforts;

●	the quality, price, reliability and uniqueness of products we offer;

●	the convenience of the shopping experience that we provide;

●	our ability to distribute our products and manage our operations; and

●	our reputation and brand strength.

Many of our current and potential competitors have longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technological capabilities, faster and less costly shipping, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to, among other things, derive greater sales from their existing customer base, acquire customers at lower costs and respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. If we are unable to successfully compete, our business, financial condition, operating results and prospects could be materially adversely affected.

Our business depends on effective marketing and increased customer traffic.

We rely on a variety of marketing strategies to compete for customers and increase sales. If our competitors increase their spending on marketing, if our marketing is less effective than that of our competitors, or if we do not adequately leverage the technology and data analytics needed to generate concise competitive insight, our business, financial condition, operating results and prospects could be adversely affected.

Our increased use of social media poses reputational risks.

As use of social media becomes more prevalent, our susceptibility to risks related to social media increases. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity we may not be able to reverse. This unfavorable publicity could result in damage to our reputation and therefore have a material adverse effect on our business, financial condition, operating results and prospects.

Our efforts to launch new products may not be successful.

We plan to expand our product line in the future. We may not be able to develop products which are attractive to our customers, and our costs to develop new products may be significant. It may take longer than we might expect for a product, even if ultimately successful, to achieve attractive sales results. Failure to successfully develop or market new products or delays in the development of new products could have a material adverse effect on our financial condition, results of operations and business.

We rely on the performance of members of management and highly skilled personnel. If we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of Shawn Nelson, our founder, member of the Board of Directors and Chief Executive Officer, Andrew Heyer, our Chairman, Jack Krause, our President and Chief Operating Officer, Donna Dellomo, our Executive Vice President and Chief Financial Officer, and other members of our management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such employees in the cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of any of our key employees, including members of our senior management team, could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. Our inability to recruit and develop mid-level managers could have similar adverse effects on our ability to execute our business plan.

Some of our officers and other key employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. While others have employment agreements with stated terms, they could still leave our employ. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees, our business, financial condition, operating results and prospects may be materially adversely affected.

System interruptions that impair customer access to our sites or other performance failures in our technology infrastructure could damage our business, reputation and brand, and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our website, transaction processing systems and technology infrastructure are critical to our reputation, and our ability to acquire and retain customers and maintain adequate customer service levels. We currently rely on a variety of third party service providers to support mission critical systems and the efficient flow of merchandise from and between warehouses and showrooms to customers. For example, we rely on common carriers for the delivery of merchandise purchased by customers through our website and in our showrooms, and the systems we employ to communicate delivery schedules and update customers about order tracking interface with the information systems of these common carriers. Our own systems, which are customized versions of ecommerce, customer relationship management, payment processing, and inventory management software technologies deployed by numerous retailers and wholesalers in a variety of industries, must work seamlessly in order for information to flow correctly and update accurately across these systems. Any failure in this regard could result in negative customer experiences, putting our brand and growth at risk.

Through third parties that underwrite customer risk, we offer financing options in order to increase the market demand for our products among customers who may not be able to buy them using cash. The systems of these third parties must work efficiently in order to give customers real-time credit availability. Changes in the risk underwriting or technologies of these third parties may result in lower credit availability to our potential customers and therefore reduced sales. The occurrence of any of the foregoing could substantially harm our business and results of operations.

Unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.

Certain aspects of our business involve the receipt, storage and transmission of customers’ personal information, consumer preferences and payment card information, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

An electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of individually identifiable information about customers or other sensitive data could occur and have a material adverse effect on our reputation, lead to substantial financial losses from remedial actions, and lead to a substantial loss of business and other liabilities, including possible punitive damages. In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines, other regulatory sanctions and lawsuits.

Our business is sensitive to economic conditions and consumer spending.

We face numerous business risks relating to macroeconomic factors. Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other times when disposable income is lower. Factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, volatility of fuel and energy prices, interest rates, consumer confidence, political and economic uncertainty and other macroeconomic factors. Deterioration in economic conditions or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our sales. In recessionary periods and other periods where disposable income is adversely affected, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could further adversely affect our financial performance. It is difficult to predict when or for how long any of these conditions could affect our business and a prolonged economic downturn could have a material adverse effect on our business, financial condition, operating results and prospects.

A substantial portion of our business is dependent on a small number of suppliers. A material disruption at any of our suppliers’ manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our financial results.

We do not own or operate any manufacturing facilities and therefore depend on third-party suppliers for the manufacturing of all of our products. Moreover, a substantial portion of our business is dependent on a small number of suppliers. Sacs, which represented approximately 25% of our revenues in fiscal 2019 and 26% of our revenues in fiscal 2018, are currently manufactured by a single manufacturer in Texas. Sactionals, which represented approximately 72% of our revenues in fiscal 2019 and 71% of our revenues in fiscal 2018, are manufactured by suppliers in China and Vietnam and our outdoor Sactionals are manufactured in Vietnam.

Any of our suppliers’ manufacturing facilities, or any of the machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, which could materially and adversely impact our business, operations and financial condition. These events include but are not limited to:

●	equipment failure;

●	fires, floods, earthquakes, hurricanes, or other catastrophes;

●	unscheduled maintenance outages;

●	utility and transportation infrastructure disruptions;

●	labor difficulties;

●	other operational problems;

●	war or terrorism;

●	political, social or economic instability; or

●	financial instability or bankruptcy of any such supplier.

Our reliance on international suppliers increases our risk of supply chain disruption, which could materially increase the cost and reduce or delay the supply of our products, which could adversely affect our business, financial condition, operating results and prospects.

Our current suppliers are located in China, Vietnam and the United States. Our reliance on international suppliers increases our risk of supply chain disruption. Events that could cause disruptions to our supply chain include but are not limited to:

●	the imposition of additional trade laws or regulations;

●	the imposition of additional duties, tariffs and other charges on imports and exports;

●	foreign currency fluctuations;

●	theft; and

●	restrictions on the transfer of funds.

The occurrence of any of the foregoing could materially increase the cost and reduce or delay the supply of our products, which could adversely affect our business, financial condition, operating results and prospects.

We are subject to risks associated with our dependence on foreign manufacturing and imports for our products.

Our business highly depends on global trade, as well as trade and or other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. While we rely on long-term relationships with many of our vendors, we have no long-term contracts with them and generally transact business with them on an order-by-order basis.

Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity or affect the price of some types of goods that we import into the United States. In addition, substantial regulatory uncertainty exists regarding international trade and trade policy, both in the United States and abroad. For example, recently President Trump has introduced a number of different tariffs on various goods imported from China. In September 2018, the Office of the U.S. Trade Representative began imposing a 10 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture product categories. In addition, the Office of the U.S. Trade Representative announced that level of the additional tariffs will increase to 25 percent starting January 1, 2019. The increase to 25% is temporarily on hold. We believe that nearly all of our products sourced from China are, and will continue to be, affected by the tariffs. While we are continuing to assess these proposed tariffs on Chinese imports and are evaluating strategies to mitigate the effects of the tariffs, there can be no assurance that we will not experience disruption in our business.

Further, these changes to tariffs or other rules related to cross border trade, could materially increase our cost of goods sold with respect to products that we purchase from vendors who manufacture products in China, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. Certain of our competitors may be better positioned than us to withstand or react to these kinds of changes including border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

Our reliance on suppliers in developing countries increases our risk with respect to available manufacturing infrastructure, labor and employee relations, political and economic stability, corruption, and regulatory, environmental, health and safety compliance.

Our reliance on suppliers in developing countries increases our risk with respect to infrastructure available to support manufacturing, labor and employee relations, political and economic stability, corruption, and regulatory, environmental, health and safety compliance. Any failure of our suppliers to comply with ethical sourcing standards or labor or other local laws in the country of manufacture, or the divergence of a supplier’s labor practices from those generally accepted as ethical in the United States, could disrupt the shipment of products, force us to locate alternative manufacturing sources, reduce demand for our products, damage our reputation and/or expose us to potential liability for their wrongdoings. Any of these events could have a material adverse effect on our reputation, business, financial condition, operating results and prospects.

Most of our products are shipped from our suppliers by ocean vessel. If a disruption occurs in the operation of ports through which our products are imported, we may incur increased costs and suffer delays, which could have a material adverse effect on our business, financial condition, operating results and prospects.

Most of our products are shipped from our suppliers by ocean vessel. If a disruption occurs in the operation of ports through which our products are imported, we may incur increased costs related to air freight or use of alternative ports. Shipping by air is significantly more expensive than shipping by ocean and our margins could be reduced. Shipping to alternative ports could also lead to delays in receipt of our products. We rely on third-party shipping companies to deliver our products to us. Failures by these shipping companies to deliver our products to us or lack of capacity in the shipping industry could lead to delays in receipt of our products or increased expense in the delivery of our products. Any of these developments could have a material adverse effect on our business, financial condition, operating results and prospects.

Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing or distribution costs could increase our costs and negatively impact our gross margin.

We believe that we have strong supplier relationships, and we work with our suppliers to manage cost increases. Our gross margin depends, in part, on our ability to mitigate rising costs or shortages of raw materials used to manufacture our products. Raw materials used to manufacture our products are subject to availability constraints and price volatility impacted by a number of factors, including supply and demand for fabrics, weather, government regulations, economic conditions and other unpredictable factors. In addition, our sourcing costs may fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations or other unpredictable factors. The occurrence of any of the foregoing could increase our costs, delay or reduce the availability of our products and negatively impact our gross margin.

Our inability to manage our inventory levels and products, including with respect to our omni-channel operations, could have a material adverse effect on our business, financial condition, operating results and prospects.

Inventory levels in excess of customer demand may result in lower than planned financial performance. Alternatively, if we underestimate demand for our products, we may experience inventory shortages resulting in missed sales and lost revenues. Either of these events could significantly affect our operating results and brand image and loyalty. Our financial performance may also be impacted by changes in our products and pricing. These changes could have a material adverse effect on our business, financial condition, operating results and prospects.

Our inability to manage the complexities created by our omni-channel operations may have a material adverse effect on our business, financial condition, operating results and prospects.

Our omni-channel operations create additional complexities in our ability to manage inventory levels, as well as certain operational issues, including timely shipping and returns. Accordingly, our success depends to a large degree on continually evolving the processes and technology that enable us to plan and manage inventory levels and fulfill orders, address any related operational issues and further align channels to optimize our omni-channel operations. If we are unable to successfully manage these complexities, it may have a material adverse effect on our business, financial condition, operating results and prospects.

We may be subject to product liability claims if people or property are harmed by the products we sell.

We have not had any significant product liability claims to date. We place a high priority on designing our products to be safe for consumers and safety test our products in third-party laboratories. Still, the products we sell or have manufactured may expose us to product liability claims, litigation and regulatory action relating to personal injury, death and environmental or property damage. Some of our agreements with our suppliers and international manufacturers may not indemnify us from product liability for a particular supplier’s or international manufacturer’s products, or our suppliers or international manufacturers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any product liability claims asserted against us could, among other things, harm our reputation, damage our brand, cause us to incur significant costs, and have a material adverse effect on our business, results of operations and financial condition.

Our ability to attract customers to our showrooms depends heavily on successfully locating our showrooms in suitable locations. Any impairment of a showroom location, including any decrease in customer traffic, could cause our sales to be lower than expected.

We plan to open new showrooms in high street and urban locations and historically we have favored top tier mall locations near luxury and contemporary retailers that we believe are consistent with our key customers’ demographics and shopping preferences. Sales at these showrooms are derived, in part, from the volume of foot traffic in these locations. Showroom locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:

●	economic downturns in a particular area;

●	competition from nearby retailers selling similar products;

●	changing consumer demographics in a particular market;

●	changing preferences of consumers in a particular market;

●	the closing or decline in popularity of other businesses located near our store;

●	reduced customer foot traffic outside a showroom location; and

●	store impairments due to acts of God or terrorism.

Even if a showroom location becomes unsuitable, we will generally be unable to cancel the long term lease associated with such showroom.

We may be unable to successfully open and operate new showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.

As of February 3, 2019, we had 75 showrooms, but our growth strategy requires us to increase our showroom base. There can be no assurance that we will succeed in opening additional showrooms. If we are unable to successfully open and operate new showrooms, it could have a material adverse effect on our business, financial condition, operating results and prospects.

Our ability to successfully open and operate new showrooms depends on many factors, including, among other things, our ability to:

●	identify new markets where our products and brand image will be accepted or the performance of our showrooms will be successful;

●	obtain desired locations, including showroom size and adjacencies, in targeted high street and urban locations and top tier malls;

●	negotiate acceptable lease terms, including desired rent and tenant improvement allowances;

●	achieve brand awareness, affinity and purchaser intent in new markets;

●	hire, train and retain showroom associates and field management;

●	assimilate new showroom associates and field management into our corporate culture;

●	source and supply sufficient inventory levels;

●	successfully integrate new showrooms into our existing operations and information technology systems; and

●	have the capital necessary to fund new showrooms.

In addition, our new showrooms may not be immediately profitable, and we may incur significant losses until these showrooms become profitable. Unavailability of desired showroom locations, delays in the acquisition or opening of new showrooms, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new showroom locations or a lack of customer acceptance of showrooms in new market areas may negatively impact our new showroom growth and the costs or the profitability associated with new showrooms. While we are seeking to mitigate some of the risks related to our mall based showrooms by opening high street and lifestyle center-based showrooms and continuing to build our online sales, there can be no assurance that this strategy will be successful or lead to greater sales.

As we expand our showroom base, we may not be able to achieve the showroom sales growth rates that we have achieved in the past, which could cause our share price to decline.

As we expand our showroom base, we may not be able to achieve the showroom sales growth rates that we have achieved historically. If our showroom sales growth rates decline or fail to meet market expectations, the value of our common stock could decline.

In addition, the results of operations of our showroom locations have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect showroom sales, including, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, the success of marketing programs and weather conditions. If we misjudge the market for our products, we may have excess inventory of some of our products and miss opportunities for other products. These factors may cause our showroom sales results in the future to be materially lower than recent periods or our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

We have and will continue to expend significant capital remodeling our existing showrooms, and there is no guarantee that this will result in incremental showroom traffic or sales.

We intend to continue remodeling our existing showroom base to reflect our new showroom design, and we intend to expend significant capital doing so. While preliminary results appear promising, there is no guarantee that the capital spent on these remodeled showrooms will result in increased showroom traffic or increased sales.

Our lease obligations are substantial and expose us to increased risks.

We do not own any of our showrooms. Instead, we rent all of our showroom spaces pursuant to leases. Nearly all of our leases require a fixed annual rent, and many of them require the payment of additional rent if showroom sales exceed a negotiated amount. Most of our leases are “net” leases that require us to pay all costs of insurance, maintenance and utilities, as well as applicable taxes.

Our required payments under these leases are substantial and account for a significant portion of our selling, general and administrative expenses. We expect that any new showrooms we open will also be leased, which will further increase our lease expenses and require significant capital expenditures. Our substantial lease obligations could have significant negative consequences, including, among others:

●	increasing our vulnerability to general adverse economic and industry conditions;

●	limiting our ability to obtain additional financing;

●	requiring a substantial portion of our available cash to pay our rental obligations, reducing cash available for other purposes;

●	limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and

●	placing us at a disadvantage with respect to some of our competitors who sell their products exclusively online.

Many of our leases contain relocation clauses that allow the landlord to move the location of our showrooms. Moreover, as our leases expire, we may be unable to negotiate acceptable renewals. If either of these events occur, our business, sales and results of operations may be harmed.

Many of our leases include relocation clauses that allow the landlord to move the location of our showrooms. If any of our showrooms are relocated, there can be no assurance that the new location will experience the same levels of customer traffic or success that the prior location experienced. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close showrooms in desirable locations. We may also be unable to enter into new leases on terms acceptable to us or in desirable locations. If any of the foregoing occur, our business, sales and results of operations may be harmed.

We are required to make substantial lease payments under our leases, and any failure to make these lease payments when due would likely harm our business.

We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from other sources, we may not be able to service our substantial lease expenses, which would harm our business.

Moreover, our showroom leases are generally long term and non-cancelable, and we generally expect future showrooms to be subject to similar long term, non-cancelable leases. If an existing or future showroom is not profitable, and we decide to close it, we may nonetheless be required to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term if we cannot negotiate a mutually acceptable termination payment.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board (“FASB”), recently adopted new accounting rules that will apply to annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. The Company, as an “emerging growth company,” has elected to defer compliance with new or revised financial accounting standards and, as a result, the new accounting rule will apply to annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. When the rules are effective, we will be required to capitalize all leases on our balance sheet and account for our showroom leases as assets and liabilities, where we previously accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease-related assets and liabilities will be recorded on our balance sheet, and we may be required to make other changes to the recording and classification of our lease-related expenses. These changes will not directly impact our overall financial condition. However, they could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants under our debt facilities and third-party financial models regarding our financial condition.

We depend on our ecommerce business and failure to successfully manage this business and deliver a seamless omni-channel shopping experience to our customers could have an adverse effect on our growth strategy, business, financial condition, operating results and prospects.

Sales through our ecommerce channel account for a significant portion of our revenues. Our business, financial condition, operating results and prospects are dependent on maintaining our ecommerce business. Dependence on our ecommerce business and the continued growth of our direct and retail channels subjects us to certain risks, including:

●	the failure to successfully implement new systems, system enhancements and Internet platforms;

●	the failure of our technology infrastructure or the computer systems that operate our website and their related support systems, causing, among other things, website downtimes, telecommunications issues or other technical failures;

●	the reliance on third-party computer hardware/software providers;

●	rapid technological change;

●	liability for online content;

●	violations of federal, state, foreign or other applicable laws, including those relating to data protection;

●	credit card fraud;

●	cyber security and vulnerability to electronic break-ins and other similar disruptions; and

●	diversion of traffic and sales from our stores.

Our failure to successfully address and respond to these risks and uncertainties could negatively impact sales, increase costs, diminish our growth prospects and damage the reputation of our brand, each of which could have a material adverse effect on our business, financial condition, operating results and prospects.

Our inability to successfully optimize our omni-channel operations and maintain a relevant and reliable omni-channel experience for our customers could have a material adverse effect on our growth strategy and our business, financial condition, operating results and prospects.

Growing our business through our omni-channel operations is key to our growth strategy. Our goal is to offer our customers seamless access to our products across our channels, and our success depends on our ability to anticipate and implement innovations in sales and marketing strategies to appeal to existing and potential customers who increasingly rely on multiple channels, such as ecommerce, to meet their shopping needs. Failure to enhance our technology and marketing efforts to align with our customers’ developing shopping preferences could significantly impair our ability to meet our strategic business and financial goals. If we do not successfully optimize our omni-channel operations, or if they do not achieve their intended objectives, it could have a material adverse effect on our business, financial condition, operating results and prospects.

If we are unable to successfully adapt to consumer shopping preferences or develop and maintain a relevant and reliable omni-channel experience for our customers, our financial performance and brand image could be adversely affected.

We are continuing to grow our omni-channel business model. While we interact with many of our customers through our showrooms, our customers are increasingly using computers, tablets and smartphones to make purchases online and to help them make purchasing decisions when in our showrooms. Our customers also engage with us online through our social media channels, including Facebook and Instagram, by providing feedback and public commentary about aspects of our business. Omni-channel retailing is rapidly evolving. Our success depends, in part, on our ability to anticipate and implement innovations in customer experience and logistics in order to appeal to customers who increasingly rely on multiple channels to meet their shopping needs. If for any reason we are unable to continue to implement our omni-channel initiatives or provide a convenient and consistent experience for our customers across all channels that delivers the products they want, when and where they want them, our financial performance and brand image could be adversely affected.

Purchasers of furniture may choose not to shop online, which could affect the growth of our business.

The online market for furniture is less developed than the online market for apparel, consumer electronics and other consumer products in the United States. While we believe this market is growing, it still accounts for a small percentage of the market as a whole. We are relying on online sales for our continued success and growth. If the online market for furniture does not gain wider acceptance, our growth and business may suffer.

In addition, our success in the online market will depend, in part, on our ability to attract consumers who have historically purchased furniture through traditional retailers. We may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our website and convert them into purchasing customers. Specific factors that could impact consumers’ willingness to purchase furniture from us online include:

●	concerns about buying products, and in particular larger products, with a limited physical storefront, face-to-face interaction with sales personnel and the ability to physically examine products;

●	actual or perceived lack of security of online transactions and concerns regarding the privacy of personal information;

●	inconvenience associated with returning or exchanging items purchased online; and

●	usability, functionality and features of our website.

If the online shopping experience we provide does not appeal to consumers or meet the expectations of existing customers, we may not acquire new customers at rates consistent with historical periods, and existing customers’ buying patterns may not be consistent with historical buying patterns. If either of these events occur, our business, sales and results of operations may be harmed.

Product warranty claims could have a material adverse effect on our business.

We provide a lifetime warranty on most components of our products, which, if deficient, could lead to warranty claims. In prior years, the Company did not maintain a reserve for warranty claims. As a result of a projected increase in sales, the Company began recording a reserve for warranty claims for fiscal 2019. However, there can be no assurance that our reserve for warranty claims will be adequate and additional or reduced warranty reserves may be required. Material warranty claims could, among other things, harm our reputation and damage our brand, cause us to incur significant repair and/or replacement costs, and material adversely affect our business, financial condition, operating results and prospects.

Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. While the Company has experienced relatively few product returns, this could change, and, if customer returns are significant, our business, financial condition, operating results and prospects could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns.

We are subject to risks related to online payment methods.

We accept payment using a variety of methods, including credit card, debit card, PayPal and gift cards. As we offer new payment options to consumers, we may become subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and increase our operating costs. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply.

As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or have restrictions placed upon, our ability to accept credit card and debit card payments from consumers or our ability to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.

In addition, we occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, financial condition, operating results and prospects.

Government regulation of the Internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the Internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

Though we seek at all times to be in full compliance with all such laws, we cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could damage our reputation and brand, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website by consumers and result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.

We may be unable to protect our trademarks or brand image, which could harm our business.

We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand. However, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent counterfeiting or infringement of our trademarks by others. We may not be able to claim or assert trademark or unfair competition claims against third parties for any number of reasons, and our trademarks may be found invalid or unenforceable. A judge, jury or other adjudicative body may find that the conduct of competitors does not infringe or violate our trademark rights. Third parties may claim that the use of our trademarks and branding infringe, dilute or otherwise violate the common law or registered marks of that party, or that our sales and marketing efforts constitute unfair competition. Such claims could result in injunctive relief prohibiting the use of our marks, branding and marketing activities, and significant damages, treble damages and attorneys’ fees and costs could be awarded as a result of such claims. Moreover, U.S. and foreign trademark offices may refuse to grant existing and future trademark applications and may cancel or partially cancel trademark registrations.

The laws of certain foreign countries may not protect the use of unregistered trademarks to the same extent as do the laws of the United States. As a result, international protection of our brand image may be limited, and our right to use our trademarks outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for furniture and/or accessories in foreign countries where our products are manufactured. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries of which we are not aware. Accordingly, it may be possible for others to prevent the manufacture of our branded merchandise in certain foreign countries or the sale or exportation of our branded merchandise from certain foreign countries to the United States. If we were unable to reach a licensing arrangement with these parties, we might be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use the relevant trademarks or logos in these jurisdictions could limit our ability to manufacture our products in less costly markets or penetrate new markets in jurisdictions outside the United States. The occurrence of any of the foregoing could harm our business.

We may not be able to adequately protect our intellectual property rights.

We regard our customer and prospect lists, trademarks, domain names, copyrights, patents and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We have 16 issued U.S. utility patents and 21 issued foreign utility patents, that are scheduled to expire between 2022 and 2037. We have 6 pending U.S. utility patent applications, 36 pending foreign utility patent applications and 3 pending international patent applications. We expect to file U.S. and international patent applications for future innovations. We might not be able to obtain protection in the United States or internationally for our intellectual property, and we might not be able to obtain effective intellectual property protection in countries in which we may in the future sell products. If we are unable to obtain such protection, our business, financial condition, operating results and prospects may be harmed. Additionally, employees, contractors or consultants may misappropriate or disclose our confidential information or intellectual property and agreements with those persons may not exist, may not cover the information or intellectual property in question, or may not be enforceable, all of which could have an adverse impact on our business, financial condition, operating results and prospects for the future.

The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Notwithstanding such expenditures, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing, misappropriating or disclosing confidential information or intellectual property. The validity, enforceability and infringement of our patents, trademarks, trade secrets and other intellectual property rights may be challenged by others in litigation or through administrative process, and we may not prevail in such disputes. Additionally, because the process of obtaining patent and trademark protection is expensive and time-consuming, we may not be able to prosecute all necessary or desirable patent and trademark applications at a reasonable cost or in a timely manner, and such applications may never be granted. Even if such applications issue as patents and trademarks, there can be no assurance that these patents and trademarks will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patents, trademarks and other intellectual property rights are uncertain. If we are unable to adequately protect our intellectual property rights, our business, financial condition, operating results and prospects may be harmed.

We also might be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to discover or determine the extent of any infringement, misappropriation, disclosure or other violation of our intellectual property rights, confidential information or other proprietary rights. We may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights, confidential information or other proprietary rights or to establish the validity of such rights. Despite our efforts, we may be unable to prevent third parties, former employees, consultants or independent contractors from infringing upon, misappropriating, disclosing or otherwise violating our intellectual property rights, confidential information and other proprietary rights. In addition, initiating claims or litigations against others for infringement, misappropriation, disclosure or violation of our intellectual property rights, confidential information or proprietary rights will be expensive, and may be prohibitively expensive. Any litigation or other dispute resolution mechanism, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition, operating results and prospects.

Our products or marketing activities may be found to infringe or violate the intellectual property rights of others.

Third parties may assert claims or initiate litigation asserting that our products or our marketing activities infringe or violate such third parties’ patent, copyright, trademark, trade secret or other intellectual property rights. The asserted claims and/or litigation could include claims against us or our suppliers alleging infringement of intellectual property rights with respect to our products or components of such products.

Regardless of the merit of the claims, if our products are alleged to infringe or violate the intellectual property rights of other parties, we could incur substantial costs and we may have to, among other things:

●	obtain licenses to use such intellectual property rights, which may not be available on commercially reasonable terms, or at all;

●	redesign our products or change our marketing activities to avoid infringement or other violations of the intellectual property rights of others;

●	stop using the subject matter protected by the intellectual property held by others;

●	pay significant compensatory and/or enhanced damages, attorneys’ fees and costs; and/or

●	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our time, financial and management resources.

If any of the foregoing occur, our business, financial condition, operating results and prospects could be materially adversely affected.

Risks Relating to Ownership of Our Common Stock

Our equity sponsor, Mistral, has significant influence over us and its interests could conflict with those of our other stockholders.

Our equity sponsor, Mistral, currently controls approximately 43% of our common stock. SAC Acquisition LLC, our principal shareholder, is controlled by Mistral through ownership interests held by various investment vehicles affiliated with Mistral. Currently, Messrs. Bradley, Heyer and Phoenix are directors of the Company and are also principals of Mistral. As a result, SAC Acquisition LLC and Mistral are able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. SAC Acquisition LLC and Mistral may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

Holders of our outstanding warrants to purchase common stock will own a significant portion of our common stock following the exercise of such warrants.

Holders of our outstanding warrants to purchase common stock would own a significant portion of our common stock following the exercise of such warrants 7% after giving effect to exercise of the warrants). During the three-year period following our IPO, holders of our outstanding warrants have the right to exercise such warrants and purchase shares of our common stock at the price per share of $16.00 (except for the warrant granted to Roth Capital Partners, LLC in connection with our IPO which as a five-year term).

An active trading market for our common stock may not be sustained and investors may not be able to resell their shares at or above the price at which they purchased them.

We have a limited history as a public company. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could harm our business.

The trading price of the shares of our common stock has been and is likely to continue to be highly volatile, and purchasers of our common stock could incur substantial losses.

The stock market in general has experienced volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid. The market price for our common stock may be influenced by many factors, including:

●	actual or anticipated fluctuations in our customer growth, sales, or other operating results;

●	variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;

●	any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information, or our failure to meet expectations based on this information;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

●	additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	announcements by us or our competitors of significant products, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	lawsuits threatened or filed against us;

●	developments in new legislation or rulings by judicial or regulatory bodies; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to meet the continued listing requirements of Nasdaq Global Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq Global Market (Nasdaq), such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price, and certain corporate governance requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our Company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

The requirements of being a public company may strain our resources, result in more litigation, and divert the attention of Company management.

As a public company, we are subject to the reporting requirements of the Exchange Act, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming and costly, and increases demand on our systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. By disclosing information in this prospectus and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We may sell shares or other securities in the future that could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by current stockholders.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we could be an emerging growth company for up to five years following the completion of our IPO. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of SOX;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. Investors may find our common stock less attractive if we choose to rely on any of the exemptions or accommodations afforded to emerging growth companies. If investors find our common stock less attractive because we rely on any of these exemptions or accommodations, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile. The Company has irrevocably elected to take advantage of the extended transition period for new or revised accounting standards.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our Company more difficult, and limit attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships by the affirmative vote of a majority of the directors or stockholders holding at least 25% of the issued and outstanding shares of common stock;

●	provide that directors may only be removed by the majority of the shares of voting stock then outstanding entitled to vote generally in election of directors;

●	require a majority of all directors who constitute the Board of Directors or holders at least 25% of the issued and outstanding shares our common stock to adopt, amend or repeal provisions of our bylaws;

●	require 50% of the voting power of all then outstanding shares of capital stock of the Company entitled to vote generally in election of directors to amend, alter or repeal, or adopt any provision inconsistent with certain sections of our certificate of incorporation;

●	except as otherwise provided by the terms of any series of preferred stock, special meetings of stockholders of the Company may be called only by the board of directors, the chairperson of the board of directors, the chief executive officer, the president (in the absence of a chief executive officer) or at least twenty-five percent (25%) of all then outstanding shares of capital stock of the Company entitled to vote generally in the election of directors, voting together as a single class; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder.

We do not expect to declare any dividends in the foreseeable future.

The continued operation and growth of our business will require substantial cash. Accordingly, we do not anticipate paying any cash dividends to holders of our common stock at any time in the foreseeable future. Any determination to pay future dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, indebtedness, restrictions imposed by applicable law and other factors our board of directors deems relevant. Consequently, the only way investors may be able to realize future gain on their investment is to sell their shares of common stock after the price of such shares has appreciated. However, there is no guarantee that investors’ shares of common stock will appreciate in value or even maintain the price at which our investors purchased their shares of common stock.

Sales of a substantial number of shares of our common stock into the public market by certain of our stockholders could depress our stock price.

Sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. Substantially all of our outstanding common stock is eligible for sale as are shares of common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Existing stockholder sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate.

Holders of approximately 13% of our outstanding common stock have rights, subject to certain conditions such as the lock-up arrangements described above, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. See “Certain Relationships and Related Party Transactions—Amended and Restated Stockholders Agreement.”

A significant disruption in, or breach in security of, our information technology systems or violations of data protection laws could materially adversely affect our business and reputation.

In the ordinary course of business, we collect and store confidential information, including proprietary business information belonging to us, our customers, suppliers, business partners and other third parties and personally identifiable information of our employees. We rely on information technology systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures and user errors. If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by disgruntled employees or third parties. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology network and systems have been and, we believe, continue to be under constant attack. Accordingly, despite our security measures or those of our third-party service providers, a security breach may occur, including breaches that we may not be able to detect. Security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017, or the “2017 Tax Act,” was signed into law and includes several key tax provisions that affected us, including a reduction of the statutory corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, elimination of certain deductions, and changes to how the United States imposes income tax on multinational corporations, among others. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered. As future guidance is issued, we may adjust amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our primary offices are located at Two Landmark Square, Suite 300, Stamford, CT 06901, where we occupy 15,730 square feet of office space pursuant to a lease agreement that expires in July 2024. We also lease retail space for our showrooms, in [75] locations throughout the majority of the U.S. states including [Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.]

Item 3. Legal Proceedings.

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and investigations in the ordinary course of our business, including claims for infringing intellectual property rights related to our products and the content contributed by our users and partners. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on Nasdaq under the symbol “LOVE.”

Holders

As of [●], 2019, there were [●] holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Item 6. Selected Financial Data.

The following tables represent our summary consolidated financial and other data as of and for the periods indicated. The summary consolidated statements of operations data and the consolidated statement of cash flow data for the fiscal years ended February 3, 2019 and February 4, 2019, and the summary consolidated balance sheet data as of February 3, 2019 and February 4, 2018 are derived from our audited consolidated financial statements included under Item 8, Financial Statements. Our historical audited results are not necessarily indicative of the results that should be expected in any future period.

The summarized financial statement information presented below is derived from and should be read in conjunction with our audited consolidated financial statements including the notes to those financial statements, which are included in this filing included under Item 8. Financial Statements along with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended
(dollars in thousands, except per share data)	February 3, 2019	February 4, 2018
Consolidated Statement of Operations Data:
Net Sales
Showrooms	$113,105	$77,837
Internet	33,024	18,859
Other	19,752	5,114
Total net sales	165,881	101,810
Cost of merchandise sold	75,000	44,593
Gross profit	90,881	57,217
Selling, general and administrative expenses	76,427	50,848
Advertising and marketing	18,363	9,192
Depreciation and amortization	3,134	2,215
Operating loss	(7,043)	(5,038)
Other
Interest income (expense)	355	(438)
Income taxes	(16)	(26)
Net Loss	$(6,704)	$(5,502)
Net Loss Attributable to Common Stockholders	$(34,537)	$(6,710)

Net Loss per Common Share:
Net loss per common share (basic and dilutive) (1)(2)	$(3.28)	$(1.12)
Weighted-average shares used in computing net loss per common share	10,536,721	6,001,699

	For the Fiscal Year Ended	For the Fiscal Year Ended
	February 3, 2019	February 4, 2018
(dollars in thousands)
EBITDA (3)(4)	$(3,910)	$(2,679)
Adjusted EBITDA (3)(4)	$3,384	$1,271

	As of February 3, 2019	As of February 4, 2018
(dollars in thousands)
Balance Sheet data:
Cash and cash equivalents	$49,271	$9,176
Working capital	60,496	12,946
Total assets	105,014	41,441
Total liabilities	26,244	17,802
Total stockholders’ equity	78,770	23,638

	For the Fiscal Year Ended
	February 3, 2019	February 4, 2018
(dollars in thousands)
Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(7,008)	$(2,740)
Net cash used in investing activities	(11,362)	(6,809)
Net cash provided by financing activities	58,265	17,847
Net change in cash and cash equivalents	39,895	8,297
Cash and cash equivalents at the end of the period	49,071	9,176

(1)	For the calculation of basic and diluted net loss per share, see note 1 and Note 7 to our audited consolidated financial statements. The weighted average number of common shares used in computing net loss per common share gives the effect to the 1-for-2.5 reverse stock split of our common stock that occurred immediately prior to the closing of our IPO.
(2)	For the fiscal year ended February 3, 2019, our net loss per common share increased as a result of the inducement offer made to preferred stockholders. The effect was calculated as follows:

Fiscal year Ended February 3, 2019
(dollars in thousands except per share data)
Net Loss Attributable to Common Stockholders	$(6,704)
Preferred dividends and deemed dividends	(27,833)
Net Loss Attributable to Common Stockholders	(34,537)
Weighted average shares used in computing net loss per common share	10,536,721
Net loss per common share (basic and diluted)	$(3.28)

(3)	EBITDA and Adjusted EBITDA (collectively, our Non-GAAP measures) are supplemental measures of financial performance that are not required by or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expense that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of the factors and trends affecting our business. We use EBITDA and Adjusted EBITDA, alongside other GAAP measures such as gross profit, operating income(loss) and net income (loss), to evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance.

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

(4)	We define EBITDA as net income before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include sponsor fees, equity-based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance. The following provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the Fiscal 2019 and Fiscal 2018. We expect an improvement in Adjusted EBITDA dollars for fiscal year 2020, with Adjusted EBITDA declines of $2.0 million to $3.0 million in the first and second quarters of fiscal 2020, flat in the third quarter and a significant improvement in thd foruth quarter. The expected quarterly declines relate to infrastructure, advertising and marketing investments and the impact of tariffs given the timing of the impact of our tariff mitigation efforts. We are seeking to fully mitigate the impact of tariffs throughout fiscal 2020.

	For the Fiscal Year Ended	For the Fiscal Year Ended
(dollars in thousands)	February 3, 2019	February 4, 2018
Net loss	$(6,704)	$(5,502)
Interest (income) expense	(355)	438
Taxes	16	26
Depreciation and amortization	3,134	2,359
EBITDA	(3,910)	(2,679)
Sponsor fees (a)	1,177	484
Deferred Rent (b)	531	360
Equity-based compensation (c)	3,310	951
Write-off of property and equipment (d)	255	197
Other non-recurring expenses (e)	2,021	1,959
Adjusted EBITDA	$3,384	$1,271

(a)	Represents management fees charged by our equity sponsors.

(b)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms.

(c)	Represents expenses associated with stock options and restricted stock units granted to our management and equity sponsors.

(d)	Represents the net loss on the disposal of fixed assets.

(e)	Other expenses in fiscal 2019 are made up of: (1) $380 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $508 in fees paid for investor relations and public relations relating to the IPO; (3) $140 in executive recruitment fees to build executive management team; (4) $261 in secondary offering legal fees; (5) $84 in travel and logistical costs associated with the offering; (6) $198 in accounting fees related to the offering; and (7) $450 in IPO bonuses paid to executives. Other expenses in fiscal 2018 are made up of: (1) $1,072 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $182 in travel and logistical costs associated with our IPO; (3) $484 in costs related to our IPO and finance fees; and (4) $221 in accounting fees related to the offering.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.1

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.

[1]	Pursuant to Reg S-K this can be limited to just Fiscal 2019 and 2018. Option to include Fiscal 2017

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

We currently market and sell our products through 75 showrooms at top tier malls, lifestyle centers and street locations in 30 states in the U.S. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products.

As part of our direct to consumer sales approach, we also sell our products through our ecommerce platform. We believe our products are uniquely suited to this channel. Our foam-based Sacs can be reduced to one-eighth of their normal size and each of our Sactionals components weighs less than 50 pounds upon shipping. Our showrooms and other direct marketing efforts work in concert to drive customer conversion in ecommerce.

Product Overview

We challenge the notion that a piece of furniture is static by offering a dynamic product line built to last and evolve throughout a customer’s life. Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style.

Sactionals. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to its geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and over 250 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer.

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

Factors Affecting Our Operating Results

While our growth strategy has contributed to our improving operating results, it also presents significant risks and challenges. These strategic initiatives will require substantial expenditures. The timing and magnitude of new showroom openings, existing showroom renovations, and marketing activities may affect our results of operations in future periods.

Other factors that could affect our results of operations in future periods include:

Overall Economic Trends

The industry in which we operate is cyclical. In addition, our revenues are affected by general economic conditions. Purchases of our products are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions, consumer disposable income, housing market conditions, consumer debt, interest rates and consumer confidence.

Seasonality

Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our results between periods. Net sales are historically higher in the fourth fiscal quarter due primarily to the impact of the holiday selling season.

Competition

The retail industry is highly competitive and retailers compete based on a variety of factors, including design, quality, price and customer service. Levels of competition and the ability of our competitors to attract customers through competitive pricing or other factors may impact our results of operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures, including the following:

Net sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Sales made at Company operated showrooms, including shop in shops, are recognized at the point of sale when payment is tendered and ownership is transferred to the customer, which may occur subsequent to the sale. Sales of merchandise via the internet are recognized upon receipt and verification of payment and shipment of the merchandise to the customer. We expect to continue to experience healthy growth in net sales and web-based sales to increase as a percentage of total sales. For fiscal 2020 we intend to drive total net sales growth for the full year between 40% and 45%. We intend to open between 15-20 new showrooms and remodel eight showrooms. We intend to operate approximately 690 pop-up shop-in-shops with more than 75% of the shop-in shops occurring in the first three quarters of the fiscal year.

Comparable Showroom Sales

Comparable showroom sales are calculated based on showrooms that were open at least fifty-two weeks as of the end of the reporting period. A showroom is not considered a part of the comparable showroom sales base if the square footage of the showroom changed or if the showroom was relocated. If a showroom was closed for any period of time during the measurement period, that showroom is excluded from comparable showroom sales. For fiscal years 2019 and 2018, 14 and 6 showrooms, respectively were excluded from comparable showroom sales. Comparable showroom sales allow us to evaluate how our showroom base is performing by measuring the change in period-over-period net sales in showrooms that have been open for twelve months or more. While we review comparable showroom sales as one measure of our performance, this measure is less relevant to us than it may be to other retailers due to our fully integrated, omni-channel, go-to-market strategy. As a result, measures that analyze a single channel are less indicative of the performance of our business than they might be for other companies that operate their distribution channels as separate businesses. Further, certain of our competitors and other retailers calculate comparable showroom sales (or similar measures) differently than we do. As a result, the reporting of our comparable showroom sales may not be comparable to sales data made available by other companies.

Customer Lifetime Value and Customer Acquisition Cost

We calculate CAC on an annual basis by dividing our expenses associated with acquiring new customers for a fiscal year by the number of new customers we acquire in that fiscal year. We include premium rent for locations above commercial rates, media costs to new customers, and a portion of showroom merchandising costs in our marketing expenses associated with acquiring new customers when calculating our CAC. We believe that fiscal 2018 is the first fiscal year that our CAC fully reflects the implementation of changes to our marketing. In fiscal 2018 we significantly increased our spending on marketing expenses and media costs. Our marketing expenses for fiscal 2019 were equal to 11.1% of revenue as compared to 9.0% of revenue for fiscal 2018. For fiscal 2019, our CAC was $309.46 per customer compared to a CAC of $283.22 for fiscal 2018. This increase was a result of our increased marketing spend that targeted Sactional customers. We expect our CAC to continue to increase over the next few years as a result of our continued focus on increasing marketing efforts. We expect this increase in CAC to correspond with a continued increase in CLV.

We monitor repeat customer transactions in aggregate and in groups based upon the year in which customers first made a purchase from us, which we refer to as cohorts, as a way to measure our customer’s engagement with our products over their lifetime. Our fiscal 2019 cohorts CLV is $1,540. In addition, our fiscal 2015 cohort has increased its CLV from $1,071 in fiscal 2015 to $1,277 in fiscal 2019, a 19% increase in customer value since the fiscal 2015 cohorts’ first purchases with Lovesac.

Retail Sales Per Selling Square Foot

Retail sales per selling square foot is calculated by dividing total net sales for all showrooms, comparable and non-comparable, by the average selling square footage for the period. Selling square footage is retail space at our showrooms used to sell our products. Selling square footage excludes backrooms at showrooms used for storage, office space or similar matters.

Cost of merchandise sold

Cost of merchandise sold includes the direct cost of sold merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or net realizable value reserves; inbound freight; all freight costs to ship merchandise to our showrooms; design, buying and allocation costs; and all logistics costs associated with shipping product to our customers. Certain of our competitors and other retailers may report gross profit differently than we do, by excluding from gross profit some or all of the costs related to their distribution network and instead including them in selling, general and administrative expenses. As a result, the reporting of our gross profit and profit margin may not be comparable to other companies.

The primary drivers of our cost of merchandise sold are raw materials costs, labor costs in the countries where we source our merchandise, and logistics costs. We expect gross profit to increase to the extent that we successfully grow our net sales and continue to realize scale economics with our manufacturing partners. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and use product markdowns to efficiently sell these products. The timing and level of markdowns are driven primarily by customer acceptance of our merchandise.

In addition, we offer financing for our products through a leading third party consumer financing company. Although we do not assume credit risk on these purchases, we do pay fees to these third party lenders, resulting in lower operating margins on these sales than non-financed sales.

Gross Profit

Gross profit is equal to our net sales less cost of merchandise sold. Gross profit as a percentage of our net sales is referred to as gross margin. In September 2018, the Office of the U.S. Trade Representative began imposing a 10 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture product categories. In September 2018, the Office of the U.S. Trade Representative began imposing a 10 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture product categories. Looking ahead, we expect fiscal 2020 gross profit margin to be 3% lower than fiscal 2019 gross profit margin as a result of the continued expected impact of product and margin shift, tariffs and investments into warehousing and distribution infrastructure to support growth. We are seeking to mitigate the 10% tariff in total dollars but it is expected to have impact on margin percent. Given the ramp up of our tariff mitigation strategies we expect the first quarter of fiscal 2020 to face the most pressure with a gross margin decline of over 3.5%.

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

Our recent revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are payroll and rent costs. We expect these expenses, as well as rent expense associated with the opening of new showrooms, to increase as we grow our business. We expect to leverage total selling, general and administrative expenses as a percentage of sales as sales volumes continue to grow. We expect to invest in infrastructure over the next 18 months to support the Company’s growth. These investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment. However, total selling, general and administrative expenses generally will leverage during the periods of investments with the most deleverage occurring in the first three quarters of the fiscal year, and the greatest leverage occurring in the fourth quarter.

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

Advertising and Marketing

Advertising and marketing expense includes digital, social, and traditional marketing initiatives, that cover all of our business channels. Advertising and marketing expense will continue to increase as a percentage to sales as we continue to invest in advertising and marketing which has accelerated sales growth. We expect to continue to maintain our advertising and marketing investments at 10%-12% of net sales on an annual basis with the most deleverage occurring in the first quarterand greatest leverage occurring in the fourth. The investment by quarter may vary greatly.

Basis of Presentation and Results of Operations

The following discussion contains references to fiscal years 2019 and 2018 which represent our fiscal years ended February 3, 2019, and February 4, 2018, respectively. Our fiscal year ends on the Sunday closest to February 1. Fiscal year 2019 was 52 week period and fiscal 2018 was a 53 week period.

The following table sets forth, for the periods for fiscal 2019 and fiscal 2018, our consolidated statement of operations as a percentage of total revenues:

	For the Fiscal Year Ended
	February 3, 2019	February 4, 2018
Statement of Operations Data:
Net sales	100%	100%
Cost of merchandise sold	45%	44%
Gross margin	55%	56%
Selling, general and administrative expenses	46%	49%
Advertising and marketing	11%	9%
Depreciation and amortization	2%	2%
Loss from operations	-4%	-5%
Interest income (expense)	0%	0%
Loss before income taxes	-4%	-5%
Income tax expense (benefit)	0%	0%
Net loss	-4%	-5%

Fiscal 2019 Compared to Fiscal 2018

Net sales

Net sales increased $ 64.1 million, or 62.9%, to $ 165.9 million in fiscal 2019 compared to $101.8 million in fiscal 2018. The increase in net sales is primarily due to an increase in new customers, which grew by 24.7% in fiscal 2019 as compared to 24.1% in fiscal 2018 and was accompanied by an increase in the total number of units sold by approximately 26.3%. The fiscal 2019 average net sales per showroom is $1,568,581, which reflects a higher average order volume per customer. We had 75 and 66 showrooms open as of February 3, 2019, and February 4, 2018, respectively. We opened 13 additional showrooms and closed 4 showrooms in fiscal 2019. Showroom sales increased $35.3 million, or 45.3%, to $113.1 million in fiscal 2019 compared to $77.8 million in fiscal 2018. This increase was due in large part to our comparable showroom sales increase of $24.1 million, or 35.2%, to $92.6 million in fiscal 2019 compared to $68.5 million in fiscal 2018. Retail sales per selling square foot increased $351, or 27.8%, to $1,613 in fiscal 2019 compared to $1,262 in fiscal 2018. Internet sales (sales made directly to customers through our ecommerce channel) increased $14.2 million, or 75.2%, to $33.0 million in fiscal 2019 compared to $18.9 million in fiscal 2018. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the redesign of our showrooms and our increased marketing initiatives. We believe that the increase in showroom sales in fiscal 2019 can also be attributed to the opening of additional showrooms. Other sales, which include shop in shop sales, increased $14.6 million, or 286.2%, to $19.8 million in fiscal 2019 compared to $5.1 million in fiscal 2018. This increase was due in large part to our increase in the use of shop in shops.

Gross profit

Gross profit increased $ 33.7 million, or 58.8%, to $ 90.9 million in fiscal 2019 from $57.2 million in fiscal 2018. Gross margin decreased to 54.8% of net sales in fiscal 2019 from 56.2% of net sales in fiscal 2018. The decrease in gross margin percentage of 1.4 % was driven primarily by product mix as well as channel mix and higher freight costs as a percentage of net sales.

The decrease in gross margin was partially offset by reduced costs of our Sactionals and Sacs products. The decrease in costs of our Sactionals and Sacs products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills and volume rebates we received from certain vendors.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $25.6 million, or 50.3%, to $76.4 million for the fiscal year ended February 3, 2019 compared to $50.8 million for the fiscal year ended February 4, 2018. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $3.9 million, $4.5 million of increased rent associated with our net addition of 9 showrooms, $10.6 million of expenses related to the increase in sales such as $2.2 million of credit card fees, $0.8 million of showroom and web related selling expenses, $1.1 million of web affiliate program and web platform hosting commissions and $6.5 million of shop in shop sales agent fees. Overhead expenses increased $2.2 million to support Company initiatives and public company expenses, stock-based compensation increased $2.4 million and $1.9 million of expenses were related to capital raises. Selling, general and administrative expenses were 46.1% of net sales for fiscal year ended February 3, 2019 compared to 49.9% of net sales for fiscal year ended February 4, 2018. The decrease in selling, general and administrative expenses of 3.8% of net sales and was driven largely by leverage in employment costs and rent expense. The leverage in these expenses was partially offset by increases in stock compensation, public company costs, infrastructure investments and IPO and other financing initiative costs. We expect to leverage total selling, general and administrative expenses as a percentage of sales as sales volumes continue to grow. We expect to invest in infrastructure over the next 18 months to support the Company’s growth. We believe these investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment.

Advertising and marketing

Advertising and marketing expenses increased $9.2 million, or 99.8%, to $18.4 million for the fiscal year ended February 3, 2019 compared to $9.2 million for the fiscal year ended February 4, 2018. The increase in advertising and marketing costs relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. We expect to continue to maintain our advertising and marketing investments at 10%-12% of net sales on an annual basis. The investment by quarter may vary.

Advertising and marketing expenses were 11.1% of net sales in fiscal 2019 compared to 9.0% of net sales in fiscal 2018. The increase in advertising and marketing expenses of 2.1% of net sales was driven largely by the investment in advertising and marketing initiatives this fiscal including Labor Day and holiday national advertising.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.9 million or 41.5% in fiscal 2019 to $3.1 million compared to $2.2 million in fiscal 2018. The increase in depreciation and amortization expense is principally related to capital investments for new and remodeled showrooms.

Interest income (expense), net

Interest income (expense), net of $0.4 million reflects earnings related to the net proceeds from the IPO of $0.6 million net of interest expense of $0.2 million relating to unused line fees, interest on borrowings and amortization of deferred financing fees on the asset based loan for the fiscal year ended February 3, 2019. The decrease in interest expense from prior year was the result of no borrowings under the line of credit and interest income earned on the net proceeds from the initial public offering.

Income tax expense

Income tax expense was less than 0.1% of sales for both fiscal 2019 and fiscal 2018.

Repeat customers

Repeat customers accounted for approximately 38% of all transactions in fiscal 2019 compared to 39% in fiscal 2018. We expect this shift into new customer transactions to continue as we focus on driving acquisition due to our favorable CAC/CLV ratio.

Quarterly Results and Seasonality

The following table sets forth our historical quarterly consolidated statements of income for each of the last eight fiscal quarters for the period ended February 3, 2019. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting of only normal recurring adjustments that we consider necessary to present fairly the financial information for the fiscal quarters presented. The unaudited quarterly data should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Fourteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended
	February 3, 2019	November 4, 2018	August 5, 2018	May 6, 2018	February 4, 2018	October 29, 2017	July 30, 2017	April 30, 2017
Net sales	$64,177,558	$41,685,929	$33,249,012	$26,768,798	$39,041,375	$24,391,450	$20,745,349	$17,632,239
Cost of merchandise sold	28,669,301	18,799,108	15,410,443	12,121,625	16,111,276	10,724,293	9,213,593	8,544,099
Gross profit	35,508,257	22,886,821	17,838,570	14,647,173	22,930,099	13,667,157	11,531,756	9,088,140
Operating expenses
Selling, general and administrative expenses	21,448,783	19,329,422	20,454,183	15,194,504	16,128,851	12,095,035	11,575,057	10,904,679
Advertising and marketing	5,196,137	5,164,699	3,594,868	4,407,787	3,416,847	2,798,467	1,953,130	1,023,915
Depreciation and amortization	620,742	1,084,180	758,684	670,145	837,543	835,819	338,534	347,108
Total operating expenses	27,265,662	25,578,301	24,807,735	20,272,436	20,383,241	15,729,321	13,866,721	12,275,702
Operating income (loss)	8,242,595	(2,691,480)	(6,969,165)	(5,625,263)	2,546,858	(2,062,164)	(2,334,965)	(3,187,562)
Interest income (expense)	212,922	200,862	(435)	(57,985)	(94,210)	(114,667)	(79,342)	(149,746)
Income (loss) before income taxes	8,455,517	(2,490,618)	(6,969,600)	(5,683,247)	2,452,648	(2,176,831)	(2,414,307)	(3,337,308)
Income tax provision	16,407	-	-	-	26,000	-	-	-
Net income (loss)	$8,439,110	$(2,490,618)	$(6,969,600)	$(5,683,247)	$2,426,648	$(2,176,831)	$(2,414,307)	$(3,337,308)

	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Fourteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended
	February 3, 2019	November 4, 2018	August 5, 2018	May 6, 2018	February 4, 2018	October 29, 2017	July 30, 2017	April 30, 2017
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of merchandise sold	45%	45%	46%	45%	41%	44%	44%	48%
Gross profit	55%	55%	54%	55%	59%	56%	56%	52%
Selling, general and administrative expenses	33%	46%	61%	57%	41%	50%	56%	62%
Advertising and marketing	8%	12%	11%	16%	9%	11%	9%	6%
Depreciation and amortization	1%	3%	2%	3%	2%	3%	2%	2%
Total operating expenses	42%	61%	74%	76%	52%	64%	67%	70%
Operating income (loss)	13%	-6%	-20%	-21%	7%	-8%	-11%	-18%
Interest income (expense)	0%	0%	0%	0%	-1%	-1%	-1%	-1%
Income (loss) before income taxes	14%	-6%	-20%	-21%	6%	-9%	-12%	-19%
Income tax provision	0%	0%	0%	0%	0%	0%	0%	0%
Net income (loss)	13%	-6%	-20%	-21%	6%	-9%	-12%	-19%

Non-GAAP Quarterly Results

	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Fourteen weeks ended	Thirteen weeks ended	Thirteen weeks ended	Thirteen weeks ended
	February 3, 2019	November 4, 2018	August 5, 2018	May 6, 2018	February 4, 2018	October 29, 2017	July 30, 2017	April 30, 2017
Net income (loss)	$8,439,110	$(2,490,618)	$(6,969,600)	$(5,683,247)	$2,426,648	$(2,176,831)	$(2,414,307)	$(3,337,308)
Interest (income) expense	$(212,922)	$(200,862)	$435	$57,985	94,210	114,667	79,342	149,746
Provision for income taxes	16,407	-	-	-	26,000	-	-	-
Depreciation and amortization	620,742	1,084,180	758,684	670,145	837,543	835,819	338,534	347,108
Deferred rent	148,354	130,710	128,398	123,244	117,900	102,812	72,071	67,046
Stock based compensation	460,176	516,000	2,038,865	295,239	935,345	15,209	-	-
Write-off of property and equipment	248,581	-	-	6,139	196,540	-	-	-
Sponsor fees	185,082	125,000	742,000	125,000	125,000	125,000	125,000	108,888
Other expenses	70,134	444,000	1,291,573	215,715	1,265,583	205,011	238,597	249,457
Adjusted EBITDA	$9,975,664	$(391,590)	$(2,009,645)	$(4,189,781)	$6,024,769	$(778,313)	$(1,560,763)	$(2,415,063)

Our business is seasonal and we have historically realized a higher portion of our net sales and net income in the fourth fiscal quarter due primarily to the holiday selling season. Working capital requirements are typically higher in the third fiscal quarter due to inventory built-up in advance of the holiday selling season. During these peak periods we have historically increased our borrowings under our line of credit. As such, results of a period shorter than a full year may not be indicative of results expected for the entire year, and the seasonal nature of our business may affect comparisons between periods.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, inventory, accounts receivable, accounts payable and other current liabilities and customer deposits. When borrowing, our borrowings generally increase in our third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and cash generated from our IPO are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. We expect to incur approximately $13.0 million of capital expenditures in fiscal 2020 with the vast majority of this being spent on the opening of 15-20 new showrooms, remodeling approximately eight showrooms and $3.0 million investment in our vertically operated Sac manufacturing facility. The remaining expenditures are expected to be allocated to technology in our showrooms, inventory management and logistic systems, ecommerce platform enhancements and headquarters data and support systems.

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Fiscal Year Ended
	February 3,	February 4,
	2019	2018

Used in operating activities	$(7,008)	$(2,740)
Used in investing activities	(11,362)	(6,809)
Provided by financing activities	58,265	17,847
Increase in cash and cash equivalents	39,896	8,297
Cash and cash equivalents at end of period	49,071	9,176

Net Cash Used in Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, loss on disposal of property and equipment, stock-based compensation, non-cash interest expense and the effect of changes in working capital and other activities.

In fiscal 2019, net cash used by operating activities was $7.0 million and consisted of changes in operating assets and liabilities of $7.7 million, a net loss of $6.7 million, and non-cash items of $7.4 million. Working capital and other activities consisted primarily of increases in inventory of $14.5 million and accounts receivable of $1.1 million, partially offset by a decrease in prepaid expenses of $0.1 million and increases in accrued liabilities and accounts payable of $7.7 million, and other current liabilities of $0.2 million.

In fiscal 2018, net cash used by operating activities was $2.7 million and consisted of changes in operating assets and liabilities of $1.1 million, a net loss of $5.5 million, and non-cash items of $3.9 million. Working capital and other activities consisted primarily of increases in inventory of $2.2 million, prepaid expenses of $4.2 million and accounts receivable of $1.8 million, partially offset by increases in accrued liabilities and accounts payable of $6.9 million, and other current liabilities of $0.2 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.

For fiscal 2019, capital expenditures were $11.4 million as a result of investments in new and remolded showrooms and intangibles.

For fiscal 2018, capital expenditures were $6.8 million as a result of investments in new and remolded showrooms and intangibles.

Net Cash Provided By Financing Activities

Financing activities consist primarily of the net proceeds from public offerings, borrowings and repayments related to the existing revolving line of credit and capital contributions from securities issuances.

For fiscal 2019, net cash provided by financing activities was $58.3 million, primarily due to $58.9 million net proceeds from our IPO net of $0.3 million for the payment of financing costs on the new revolving credit facility with Wells Fargo Bank, National Association (“Wells”).

For fiscal 2018, net cash provided by financing activities was $17.8 million, primarily due to an investment in our Series A, Series A-1 and Series A-2 preferred stock, which converted into approximately 3,287,441 shares of our common stock upon the closing of our IPO. The above change is inclusive of net debt pay downs of $3.3 million.

Revolving Line of Credit

On February 6, 2018, we entered a four-year, secured revolving credit facility with Wells. The credit facility with Wells permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of February 3,2019, the Company’s borrowing availability under the line of credit with Wells was $11.1 million. As of February 3, 2019, there was $31,373 in borrowings outstanding on this line of credit related to unused line charge fees.

Contractual Obligations

We generally enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of February 3, 2019, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 Years
Employment agreements	$2,905,640	$2,905,640	$-	$-	$-
Operating leases	61,128,965	9,350,423	16,545,985	14,979,073	20,253,484

Total	$64,034,605	$12,256,063	$16,545,985	$14,979,073	$20,253,484

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of February 3, 2019, except for operating leases and employment agreements entered into in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during fiscal 2019.

Revenue Recognition

Company revenues consist of sales made to consumers at Company operated showrooms, and via the internet and also sales made business to business. Sales made at Company operated showrooms are recognized at the point of sale when payment is tendered and ownership is transferred to the customer. Sales of merchandise via the internet are recognized upon receipt and verification of payment and shipment of the merchandise to the customer. Ownership and risk of loss transfer to the customer upon shipment. Sales made to businesses are recognized at the point of shipment when ownership and the risk of loss transfer to the customer. Customer deposits are recorded for sales made for which ownership has not transferred as a result of payment received for goods upon order but not yet shipped at the end of any fiscal accounting period. These deposits are carried on our balance sheet until delivery is fulfilled which is typically within 3 – 4 days of order being processed.

Recorded net sales provide for estimated returns and allowances. We permit our customers to return products between 30 to 60 days, along with defective products and incorrect shipments. The terms offered are standard for the industry.

Revenue is recognized net of sales tax collected.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, which includes leasehold improvements. Long-lived assets are reviewed for potential impairment at such time that events or changes in circumstances indicate that the carrying amount of an asset might not be recovered. The Company evaluates long-lived assets for impairment at the individual showroom level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual showroom’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amounts of the assets, an impairment loss calculation is prepared. An impairment loss is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimated future discounted cash flow. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. There were no impairments of long-lived assets during fiscal 2019 or fiscal 2018.

Advertising and Catalog Costs

The Company capitalizes direct-response advertising costs, which consist primarily of television advertising, postcards, catalogues and their mailing costs, and recognizes expense over the related revenue stream if the following conditions are met (1) the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded specifically to the advertising, and (2) the direct-response advertising results in probable and estimable future benefits.

For the years ended February 3, 2019 and February 4, 2018 the Company capitalized deferred direct-response television, postcard and catalogue costs of approximately $0 and $3,060,029, respectively. The net balance remaining at February 3, 2019 and February 4, 2018, after amortization, was $0 and $1,348,908, respectively.

Direct-response advertising costs, which are included in prepaid expenses and other current assets, are amortized commencing the date the catalogs and post cards are mailed and the television commercial airs through the estimated period of time for the Company has determined the related advertising impacts sales. The entire outstanding balance as of February 4, 2018 was fully amortized in Fiscal 2019. There was no balance as of February 3, 2019.

Advertising and marketing costs not associated with direct-response advertising are expensed as incurred. Advertising and marketing expenses (including amortization of direct-response advertising) were $18,363,491 in fiscal 2019 and $9,192,358 in fiscal 2018.

Merchandise Inventories

Merchandise inventories are comprised of finished goods and are carried at the lower of cost or net realizable value. Cost is determined on a weighted-average method basis (first-in, first out). Merchandise inventories consist primarily of foam filled furniture, sectional couches and related accessories. The Company adjusts its inventory for obsolescence based on historical trends, aging reports, specific identification and its estimates of future retail sales prices.

New Accounting Pronouncements

Except as described below, the Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements. The Company, as an emerging growth company, has elected to use the extended transition period for complying with new or revised financial accounting standards.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, ASU 2015-14 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which for us is fiscal 2020. Earlier application is permitted. The Company will adopt the guidance for the annual reporting period beginning in the first quarter of fiscal year 2020 using the modified retrospective method. The Company has evaluated and continues to evaluate the impact of the adoption of the new revenue recognition standard. The adoption of this standard will not have a material impact on the Company’s financial position and results of operations other than the need for increased disclosure.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. Management is currently evaluating the impact ASU No. 2016-02 will have on these consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, which for the Company is, fiscal 2020. Early adoption is permitted, including adoption in an interim period. The Company has not yet determined the effect of the adoption of ASU 2016-15 on the Company’s consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements are contained in the pages beginning on F-1, which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in on Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after February 3, 2019. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11. Executive Compensation.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after February 3, 2019. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after February 3, 2019. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after February 3, 2019. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after February 3, 2019. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

Consolidated Financial Statements of The Lovesac Company are incorporated under Item 8 of this Form 10-K.

Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit Number	Description of Exhibit
2.1	Assignment and Assumption Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Amendment No. 4 to the Registration Statement on Form S-1, filed with the SEC on June 25, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on June 8, 2018)
4.1	Form of Amended and Restated Series A Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on May 23, 2018)
4.2	Form of Amended and Restated Series A-1 Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on May 23, 2018)
4.3	Form of Amended and Restated Series A-2 Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on May 23, 2018)
4.4	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Amendment No. 4 to the Registration Statement on Form S-1, filed with the SEC on June 25, 2018)
10.1	Wells Fargo Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
10.2±	2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
10.3±	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on May 23, 2018)
10.4	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
10.5±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Shawn Nelson (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
10.6±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Jack Krause (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
10.7±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Donna Dellomo (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
± ±	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

Optional disclosure not included in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2019.

THE LOVESAC COMPANY

By:	/s/ Shawn Nelson
Shawn Nelson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Shawn Nelson	May 3, 2019
Shawn Nelson
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donna Dellomo	May 3, 2019
Donna Dellomo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Jack Krause	May 3, 2019
Jack Krause
President and Chief Operating Officer

/s/ Andrew Heyer	May 3, 2019
Andrew Heyer
Chairman and Director

/s/ David Yarnell	May 3, 2019
David Yarnell
Director

/s/ William Phoenix	May 3, 2019
William Phoenix
Director

/s/ Jared Rubin	May 3, 2019
Jared Rubin
Director

/s/ Christopher Bradley	May 3, 2019
Christopher Bradley
Director

/s/ John Grafer	May 3, 2019
John Grafer
Director

THE LOVESAC COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

THE LOVESAC COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Lovesac Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Lovesac Company (the “Company”) as of February 3, 2019 and February 4, 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended February 3, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2019 and February 4, 2018, and the results of its operations and its cash flows for each of the two years in the period ended February 3, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

Hartford, CT

May 3, 2019

the lovesac company

CONSOLIDATED BALANCE SHEETS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

	2019	2018
Assets

Current Assets
Cash and cash equivalents	$49,070,952	$9,175,951
Trade accounts receivable	3,955,124	2,805,186
Merchandise inventories	26,154,314	11,641,482
Prepaid expenses and other current assets	5,933,872	6,062,946

Total Current Assets	85,114,262	29,685,565

Property and Equipment, Net	18,595,079	11,037,289

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	942,331	526,370
Deferred financing costs, net	219,071	48,149

Total Other Assets	1,304,964	718,081

Total Assets	$105,014,305	$41,440,935
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$16,836,816	$12,695,954
Accrued expense	3,701,090	784,340
Payroll payable	2,269,834	1,454,193
Customer deposits	1,059,957	909,236
Sales taxes payable	750,922	894,882
Line of credit	-	405
Total Current Liabilities	24,618,619	16,739,010

Deferred rent	1,594,179	1,063,472

Line of credit	31,373	-

Total Liabilities	26,244,171	17,802,482

Commitments and contingencies (see Note 6)

Stockholders’ Equity
Preferred Stock $.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of February 3, 2019 and 1,018,600, shares issued and outstanding as of February 4, 2018.	-	10
Common Stock $.00001 par value, 40,000,000 shares authorized, 13,588,568 shares issued and outstanding as of February 3, 2019 and 6,064,500 shares issued and outstanding as of February 4, 2018, respectively.	136	61
Additional paid-in capital	141,727,807	79,891,835
Accumulated deficit	(62,957,809)	(56,253,453)

Stockholders’ Equity	78,770,134	23,638,453

Total Liabilities and Stockholders’ Equity	$105,014,305	$41,440,935

The accompanying notes are an integral part of these consolidated financial statements the lovesac company

CONSOLIDATED STATEMENTS OF OPERATIONS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

	2019	2018
Net sales	$165,881,297	101,810,413

Cost of merchandise sold	75,000,476	44,593,261

Gross profit	90,880,821	57,217,152

Operating expenses
Selling, general and administration expenses	76,426,892	50,848,128
Advertising and marketing	18,363,491	9,192,358
Depreciation and amortization	3,133,751	2,214,499

Total operating expenses	97,924,134	62,254,985

Operating loss	(7,043,313)	(5,037,833)

Interest income (expense), net	355,364	(437,965)

Net loss before taxes	(6,687,949)	(5,475,798)

Provision for income taxes	(16,407)	(26,000)

Net loss	$(6,704,356)	$(5,501,798)

Net loss per common share:
Basic and diluted	$(3.28)	$(1.12)

Weighted average number of common shares outstanding:
Basic and diluted	10,536,721	6,000,699

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

	Common		Preferred		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - January 29, 2017	6,000,000	$60	120,000	$1	$57,801,447	$(50,751,655)	$7,049,853
Net loss	-	-	-	-	-	(5,501,798)	(5,501,798)
Equity based compensation	-	-	-	-	950,554	-	950,554
Vested restricted stock units	64,500	1	-	-	(1)	-	-
Issuance of preferred stock, net of issuance costs	-	-	898,600	9	21,139,835	-	21,139,844
Balance – February 4, 2018	6,064,500	$61	1,018,600	$10	$79,891,835	$(56,253,453)	$23,638,453

Net loss	-	-	-	-	-	(6,704,356)	(6,704,356)
Equity based compensation	-	-	-	-	2,568,518	-	2,568,518
Issuance of common stock for services	50,000	-	-	-	741,500	-	741,500
Vested restricted stock units	125,633	2	-	-	(382,535)	-	(382,533)
Exercise of warrants	35,994	-	-	-	-	-	-
Preferred stock conversion	3,287,441	33	(1,018,600)	(10)	(23)	-	-
Initial public offering, net of issuance costs	4,025,000	40	-	-	58,908,512	-	58,908,552
Balance – February 3, 2019	13,588,568	$136	-	$-	$141,727,807	$(62,957,809)	$78,770,134

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

	2019	2018
Cash Flows from Operating Activities
Net loss	$(6,704,356)	$(5,501,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,935,202	1,996,191
Amortization of other intangible assets	198,549	218,308
Amortization of deferred financing fees	121,173	144,505
Loss on disposal of property and equipment	254,720	196,540
Equity based compensation	3,310,018	950,554
Deferred rent	530,707	359,829
Changes in operating assets and liabilities:
Accounts receivable	(1,149,938)	(1,796,671)
Merchandise inventories	(14,512,832)	(2,208,463)
Prepaid expenses and other current assets	129,074	(4,164,720)
Accounts payable and accrued expenses	7,729,293	6,851,550
Customer deposits	150,721	213,838

Net Cash Used in Operating Activities	$(7,007,669)	$(2,740,337)

Cash Flows from Investing Activities
Purchase of property and equipment	(10,747,712)	(6,636,489)
Payments for patents and trademarks	(614,510)	(172,861)

Net Cash Used in Investing Activities	(11,362,222)	(6,809,350)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of issuance costs	58,908,552	-
Taxes paid for net share settlement of equity awards	(382,533)	-
Proceeds from the sale of preferred stock net of issuance costs	-	21,139,845
Principal payments on note payable	-	(194,530)
Proceeds from (paydowns of) line of credit	30,968	(3,098,372)
Payments of deferred financing costs	(292,095)	-
Net Cash Provided by Financing Activities	58,264,892	17,846,943

Net Change in Cash and Cash Equivalents	39,895,001	8,297,256

Cash and Cash Equivalents - Beginning	9,175,951	878,696

Cash and Cash Equivalents - End	$49,070,952	9,175,951

Supplemental Cash Flow Disclosures

Cash paid for taxes	$18,246	$25,771
Cash paid for interest	$61,436	$173,447

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies

Nature of Operations and Liquidity

The Lovesac Company (the “Company”), a Delaware corporation was formed on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company and currently the largest shareholder of the Company. Pursuant to the terms of the reorganization, which was completed on March 22, 2017, SAC Acquisition LLC assigned, and the Company assumed all rights, title and interest to all assets and liabilities of SAC Acquisition, LLC, including the intellectual property that is currently owned by the Company, in exchange for 6,000,000 shares of common stock of the Company.

The Company designs and sells foam filled furniture, sectional couches, and related accessories throughout the world. As of February 3, 2019, the Company operated 75 leased retail showrooms located throughout the United States. In addition, the Company operates a retail internet website and does business to business transactions through its wholesale operations.

The Company has incurred significant operating losses and used cash in its operating activities since inception. Operating losses have resulted from inadequate sales levels for the cost structure and expenses as a result of expanding into new markets, opening new showrooms, investments into marketing and infrastructure to support increase in revenues. The Company continues to enter into new retail showrooms in larger markets to increase sales levels and invest in marketing initiatives to increase brand awareness. Of course, there can be no assurance that the anticipated sales levels will be achieved.

On June 22, 2018, the board of directors of the Company approved a 1-for-2.5 reverse stock split of the Company’s shares of common stock. The reverse stock split became effective immediately prior to the closing of its initial public offering (“IPO”). All stock amounts included in these financial statements have been adjusted to reflect this reverse stock split.

On June 27, 2018, the Company completed its IPO, selling 4,025,000 shares of common stock at a price of $16.00 per share. Net proceeds to the Company from the offering was approximately $58.9 million after legal and underwriting expenses. The Company believes that based on its current sales and expense levels, projections for the next twelve months, the credit facility with Wells Fargo Bank, see Note 7, and the proceeds from the IPO, the Company will have sufficient working capital to cover operating cash needs through the twelve month period from the financial statement issuance date.

On October 29, 2018, certain selling stockholders conducted a secondary offering of 2,220,000 shares of common stock of the Company. The Company did not sell any shares or receive any proceeds from the sale of the common stock by the selling stockholders.

Immediately prior to the secondary offering, Mistral SAC Holdings, LLC (“Mistral”), and its affiliated entities owned approximately 56% of our common stock. Immediately after the completion of the secondary offering, such entities owned approximately 44% of our common stock. Accordingly, we now cease to be a “controlled company” within the meaning of the corporate governance standards of Nasdaq and we will, subject to certain transition periods permitted by Nasdaq rules, no longer rely on exemptions from corporate governance requirements that are available to controlled companies.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies (Continued)

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is determined on a 52/53 week basis ending on the Sunday closest to January 31st. Hereinafter, the periods from February 5, 2018 through February 3, 2019 and January 30, 2017 through February 4, 2018 are referred to as fiscal 2019 and 2018, respectively. Fiscal 2019 was a 52 week fiscal year and fiscal 2018 was a 53 week fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of the revisions are reflected in the period the change is determined.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation. The reclassification has no effect on the previously reported net loss.

Revenue Recognition

Company revenues consist of sales made to consumers at Company operated showrooms, and via the internet and also sales made business to business. Sales made at Company operated showrooms are recognized at the point of sale when payment is tendered and ownership is transferred to the customer. Sales of merchandise via the internet are recognized upon receipt and verification of payment and shipment of the merchandise to the customer. Ownership and risk of loss transfer to the customer upon shipment. Sales made to businesses are recognized at the point of shipment when ownership and the risk of loss transfer to the customer. Customer deposits are recorded for sales made for which ownership has not transferred as a result of payment received for goods upon order but not yet shipped at the end of any fiscal accounting period. These deposits are carried on the Company’s balance sheet until delivery is fulfilled which is typically within 3-4 days of order being processed.

Recorded net sales provide for estimated returns and allowances. We permit our customers to return products between 30 to 60 days, along with defective products and incorrect shipments.

The Company has no foreign operations and its sales to foreign countries was less than .05% of total net sales in both fiscal 2019 and 2018.

The Company had no customers in fiscal 2019 or 2018 that comprise more than 10% of total net sales.

Revenue is recognized net of sales tax collected.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents.

The Company has deposits with financial institutions that maintain Federal Deposit Insurance Corporation “FDIC” deposit insurance up to $250,000 per depositor. The portion of the deposit in excess of this limit represents a credit risk to the Company. At times the Company maintains depository balances in excess of the insured amounts.

Trade Accounts Receivable

Trade accounts receivable are carried at their estimated realizable amount and do not bear interest. Management determines the allowance for doubtful accounts by regularly evaluating individual customer accounts, considering the customer’s financial condition, and credit history, and general and industry current economic conditions. Trade accounts receivable are reserved for when deemed uncollectible. Recoveries of amounts previously written off are recorded when received. Historically, collection losses have been immaterial as a significant portion of the Company’s receivables are related to individual credit card transactions. Management has concluded that an allowance was not necessary at February 3, 2019 and February 4, 2018.

Breakdown of accounts receivable is as follows:

	As of February 3, 2019	As of February 4, 2018
Credit card receivables	$838,373	$1,230,171
Wholesale receivables	2,850,000	974,291
Other receivables	266,751	600,724
	$3,955,124	$2,805,186

The Company has one wholesale customer that comprised approximately 100% and 68% of wholesale receivables at February 3, 2019 and February 4, 2018, respectively.

Prepaid Expenses and other Current Assets

The Company recognizes payments made for goods and services to be received in the near future as prepaid expenses and other current assets. Prepaid expenses and other current assets consist primarily of payments related to insurance premiums, catalogue costs, deposits and other costs.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies (Continued)

Merchandise Inventories

Merchandise inventories are comprised of finished goods and are carried at the lower of cost or net realizable value. Cost is determined on a weighted-average basis. Merchandise inventories consist primarily of foam filled furniture, sectional couches and related accessories. The Company adjusts its inventory for obsolescence based on historical trends, aging reports, specific identification and its estimates of future retail sales prices.

Gift Certificates and Merchandise Credits

The Company sells gift certificates and issues merchandise credits to its customers in the showrooms and through its website. Revenue associated with gift certificates and merchandise credits is deferred until redemption of the gift certificate and merchandise credits. The Company did not recognize any breakage revenue in fiscal 2019 or fiscal 2018 as the Company continues to honor all outstanding gift certificates.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Office and showroom furniture and equipment, software and vehicles are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized using the straight-line method over their expected useful lives or lease term, whichever is shorter.

Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is reflected in operations for the period. Expenditures for major betterments that extend the useful lives of property and equipment are capitalized.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identified net assets of each business acquired. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, a two-step approach is applied.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies (Continued)

Goodwill (Continued)

In the first step, the Company compares the fair value of the reporting unit, generally defined as the same level as or one level below an operating segment, to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test must be performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded.

There were no impairments during either fiscal 2019 or 2018.

The fair value of the Company’s reporting unit is determined by using a discounted cash flow analysis. The determination of fair value requires assumptions and estimates of many critical factors, including among others, the nature and history of the Company, financial and economic conditions affecting the Company, the industry and the general economy, past results, current operations and future prospects, sales of similar businesses or capital stock of publicly held similar businesses, as well as prices, terms and conditions affecting past sales of similar businesses. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, there may be exposure to future impairment losses that could be material.

Patents and Licenses

Patents and licenses are recorded at cost and amortized on a straight-line basis over the estimated remaining life of the patent or license. Ongoing maintenance costs are expensed as incurred.

Intangible Assets

Intangible assets with finite useful lives, including a vendor relationship, and patents and trade names, are being amortized on a straight-line basis over their estimated lives. Other intangible assets with finite useful lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset might not be recovered.

If the estimates of the useful lives should change, the Company will amortize the remaining book value over the remaining useful life, or it is deemed to be impaired a write-down of the value of the asset may be required at such time.

There were no impairments during either fiscal 2019 or 2018.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies (Continued)

Deferred Financing Costs

The Company’s financing costs are capitalized and amortized over the life of the related financing. The financing costs are treated as debt discounts with the exception of revolving lines of credit. Previously acquired debt discounts were amortized over the life of the loans as interest expense. The debt discounts were fully amortized in fiscal 2019. In 2019, the Company paid $292, 095 in connection with the renegotiated terms of its line of credit. The Company amortized to interest expense $121,173 in 2019 and 144,505 of 2018 of financing costs.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, which includes leasehold improvements, and other intangible assets. Long-lived assets are reviewed for potential impairment at such time that events or changes in circumstances indicate that the carrying amount of an asset might not be recovered. The Company evaluates property and equipment for impairment at the individual showroom level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the future undiscounted cash flows for the respective long-lived asset. If the estimated future cash flows are less than the carrying amounts of the assets, an impairment loss calculation is prepared. An impairment loss is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimated future discounted cash flow. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

There were no impairments of long-lived assets during fiscal 2019 or 2018.

Advertising and Catalog Costs

The Company capitalizes direct response advertising costs, which consist primarily of catalog production and mailing costs, and recognizes expense over the related revenue stream if the following conditions are met (1) the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded specifically to the advertising, and (2) the direct-response advertising results in probable and estimable future benefits.

For the years ended February 3, 2019 and February 4, 2018 the Company capitalized deferred direct-response television, postcard and catalogue costs of approximately $0 and $3,060,029, respectively. The net balance remaining at February 3, 2019 and February 4, 2018, after amortization, was $0 and $1,348,908, respectively.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies (Continued)

Advertising and Catalog Costs (continued)

Direct-response advertising costs, which are included in prepaid expenses and other current assets, are amortized commencing the date the catalogs and post cards are mailed and the television commercial airs through the estimated period of time for the Company has determined the related advertising impacts sales. The entire outstanding balance as of February 4, 2018 was fully amortized in fiscal 2019. There was no balance as of February 3, 2019.

Advertising costs not associated with direct-response advertising are expensed as incurred. Advertising expenses (including amortization of direct-response advertising) which are included in selling, general and administrative expenses were $16,727,070 in 2019 and $6,213,603 in 2018.

Showroom preopening and closing Costs

Non-capital expenditures incurred in preparation for opening new retail showrooms are expensed as incurred and included in selling, general and administrative expenses.

The Company continually evaluates the profitability of its showrooms. When the Company closes or relocates a showroom, the Company incurs unrecoverable costs, including the net book value of abandoned fixtures and leasehold improvements, lease termination payments, costs to transfer inventory and usable fixtures and other costs of vacating the leased location. Such costs are expensed as incurred and are included in selling, general and administrative expenses.

Product Warranty

Depending on the type of merchandise, the Company offers either a three year limited warranty or a lifetime warranty. The Company’s warranties require it to repair or replace defective products at no cost to the customer. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The Company periodically reviews the adequacy of its recorded warranty liability. Product warranty expense was approximately $414,000 in fiscal 2019 and $423,000 in fiscal 2018.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies (Continued)

Operating leases

Minimum operating lease expenses are recognized on a straight-line basis over the terms of the leases.

Our operating leases contain provisions for certain incentives. Incentives are deferred and are amortized over the underlying lease term on a straight-line basis as a reduction to rent expense. When the terms or the Company’s leases provide for free rent, concessions and/or escalations, the Company establishes a deferred rent liability or asset for the difference of the scheduled rent payments and a straight line rent expense. This liability or asset increases or decreases depending on where the Company is at any given time in the life of the lease.  Percentage rent is not subject to straight-line of expense and is expensed as incurred.

Fair Value Measurements

The carrying amount of the Company’s financial instruments classified as current assets and current liabilities approximate fair values based on the short term nature of the accounts.

Equity Based Compensation

The Company’s 2017 Equity Incentive Plan provides for awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock, performance shares, cash-based awards and other stock-based awards. The plan allows for the issuance of up to 615,066 shares at February 3, 2019 and 1,050,000 at February 4, 2018. All awards shall be granted within 10 years from the effective date of the plan. The unit vesting was based on both time and performance. See Note 7 for additional disclosure.

Shipping and Handling

Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs incurred are included in cost of merchandise sold. Shipping and handling costs were $25,132,736 in fiscal 2019 and $12,739,891 in fiscal 2018.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 and FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

In connection with the 2017 reorganization, the intent was that the net operating losses (NOLs) of SAC Acquisition, LLC, a limited liability company that had been historically treated as a C-corporation for federal and state income tax purposes were to be inherited by the Company. The Company is currently working with the IRS with respect to the 2017 reorganization, the resolution of which could affect the amount and nature of its NOLs.  Notwithstanding the above, the Company has maintained the position that the NOLs were inherited from SAC in the 2017 reorganization and consistently maintained a full valuation allowance against its NOLs.as they were part of deferred income tax assets not likely to be realized.  Accordingly, the resolution of the uncertain tax position regarding the Company’s NOL carryforward will have no impact on the Company’s financial position or results of operations.  As of February 3, 2019, there are NOLs of approximately $10.8 million identified as an uncertain tax position. As of February 4, 2018, there were no uncertain tax positions. See Note 5 for additional disclosures.

Deferred income taxes are provided on temporary differences between the income tax bases of assets and liabilities and the amounts reported in the financial statements and on net operating loss and tax credit carry forwards.

A valuation allowance is provided for that portion of deferred income tax assets not likely to be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the Company’s net loss for both years presented, potentially dilutive securities were excluded from the computation of diluted loss per share, as their effect would be anti-dilutive. Potentially dilutive securities include unvested restricted stock units in the amounts of 377,286 and 193,500 for fiscals 2019 and 2018, respectively and common stock warrants outstanding of 1,067,475 and 930,054 for fiscals 2019 and 2018, respectively.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies (Continued)

Basic and Diluted Net Loss Per Share (continued)

Basic and diluted net loss per common share is computed as follows:

	For the year ended February 3, 2019	For the year ended February 4, 2018
Numerator:
Net loss - Basic and diluted	$(6,704,356)	$(5,501,798)
Preferred dividends and deemed dividends	(27,832,998)	(1,208,003)
Net loss attributable to common shares	(34,537,354)	(6,709,801)

Denominator:
Weighted average number of common shares for basic and diluted net loss per share	10,536,721	6,000,699
Basic and diluted net loss per share	$(3.28)	$(1.12)

New Accounting Pronouncements

Except as described below, the Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements. The Company, as an emerging growth company, has elected to use the extended transition period for complying with new or revised financial accounting standards.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, ASU 2015-14 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which for the Company is fiscal 2020. Earlier application is permitted. The Company will adopt the guidance beginning in the first quarter of fiscal 2020 using the modified retrospective method. The Company has evaluated and continues to evaluate the impact of the adoption of the new revenue recognition standard. The adoption of this standard will not have a material impact on the Company’s financial position and results of operations other than the need for increased disclosure.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 1 – Operations and Significant Accounting Policies (Continued)

New Accounting Pronouncements (continued)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. Management is currently evaluating the impact ASU No. 2016-02 will have on these consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company has not yet determined the effect of the adoption of ASU 2016-15 on the Company’s consolidated financial position and results of operations.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 2 – Property and Equipment, Net

Property and equipment as of February 3, 2019 and February 4, 2018 consists of:

	Estimated Life	2019	2018
Office and store furniture, and equipment	5 Years	$4,798,414	$3,430,735
Software	3 Years	2,707,666	2,429,149
Leasehold improvements	Shorter of estimated useful life or lease term	20,088,812	13,859,312
Construction in process	NA	2,222,218	638,373
		29,817,110	20,357,569
Accumulated depreciation and amortization		(11,222,031)	(9,320,280)
		$18,595,079	$11,037,289

Depreciation expense was $2,935,202 in fiscal 2019 and $1,996,191 in fiscal 2018.

Note 3 – Other Intangible Assets, Net

A summary of other intangible assets follows:

		February 3, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10 Years	$1,406,336	$(744,715)	$661,621
Trademarks	3 Years	868,586	(589,248)	279,338
Other intangibles	5 Years	839,737	(838,365)	1,372
Total		$3,114,659	$(2,172,328)	$942,331

		February 4, 2018
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	10 Years	$1,056,604	$(674,660)	$381,944
Trademarks	3 Years	603,807	(500,763)	103,044
Other Intangibles	5 Years	839,738	(798,356)	41,382
Total		$2,500,149	$(1,973,779)	$526,370

Amortization expense on other intangible assets was $198,549 in fiscal 2019 and $218,308 in fiscal 2018.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 3 – Other Intangible Assets, Net (Continued)

Expected amortization expense by fiscal year for these other intangible assets follows:

2020	196,960
2021	176,690
2022	136,465
2023	75,466
2024	75,396
Thereafter	281,354
$942,331

Note 4 – Prepaid Expenses and Other Current Assets

A summary of other prepaid and other current assets follows:

	2019	2018

Prepaid insurance	$760,974	$463,661
Prepaid catalogue costs	1,633,960	1,750,204
Barter credits	-	307,417
Deposits	732,938	400,000
Prepaid rent	1,036,647	1,207,812
Prepaid inventory	575,397	355,053
Other	1,193,956	1,578,799
	$5,933,872	$6,062,946

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 5 – Income Taxes

On December 22, 2017, the Federal government of the United States enacted the U.S. Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed existing U.S. tax laws including a reduction in the federal corporate income tax rate from 35% to 21%, repeal of the corporate alternative minimum tax (“AMT”) and refund certain existing AMT credits over several years, introduction of a capital investment deduction, limitation of the interest deduction, limitation of the use of net operating losses incurred on or after January 1, 2018 to offset future taxable income, limitation of the deduction for compensation paid to certain executive officers and extensive changes to the U.S. international tax system, as well as other changes. These changes generally took effect on January 1, 2018. The Company’s federal net operating losses that have been incurred prior to December 31, 2017 will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. Net operating losses incurred after December 31, 2017 will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act, SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, the Company has finalized the income tax effects of the Tax Act as of February 3, 2019 and had no change to its original estimates.

The components of deferred income taxes follow:

	2019	2018

Deferred Income Tax Assets
Federal net operating loss carryforward	$708,865	$9,211,499
State net operating loss carryforward	130,924	2,130,112
Intangible assets	248,731	318,158
Accrued liabilities	1,139,686	515,392
Equity based compensation	171,120	38,807
Property and equipment	1,165,359	985,871
Merchandise inventories	154,599	63,415
Total Deferred Income Tax Assets	3,719,284	13,263,254
Valuation Allowance	(3,719,284)	(13,263,254)
Net Deferred Income Tax Asset	$-	$-

The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

	2019	2018
(Benefit) at Federal Statutory rates	$(1,397,881)	$(1,861,772)
Permanent adjustments	406,674	62,491
State tax, net of Federal benefit	(15,086)	(265,277)
Change in Federal rate from 34% to 21%	-	6,658,540
Federal True-ups	(175,845)	(403,322)
Uncertain tax positions – NOLS	10,753,384	-
Change in valuation allowance	(9,554,839)	(4,164,660)
Income tax provision	$16,407	$26,000

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	2019	2018
Current taxes:
U.S. federal	$-	$-
State and local	16,407	26,000
Total current tax expense (benefit)	$16,407	$26,000

Deferred taxes:
U.S. federal	$-	$-
State and local	-	-
Total deferred tax expense (benefit)	-	-
Total tax (benefit) provision	$16,407	$26,000

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 5 – Income Taxes (Continued)

Differences in terms of percentages are as follows:

	2019	2018
(Benefit) at Federal Statutory rates	(21.0%)	(34.0%)
Permanent adjustments	6.1%	1.1%
State tax, net of Federal benefit	(0.2%)	(4.8%)
Change in Federal rate from 34% to 21%	-	121.6%
Federal True-ups	(2.6%)	(7.3%)
Uncertain tax positions- NOLS	161.5%	-
Change in valuation allowance	(143.5%)	(76.1%)
Income tax (benefit) provision	0.3%	0.5%

At February 3, 2019 and February 4, 2018, pending the determination of the IRS that the NOLs of SAC were effectively inherited by the Company in the 2017 reorganization, the Company has net operating loss carryforwards available for federal income tax purposes of approximately $45,190,000 and $43,864,000, respectively, which are scheduled to expire in varying amounts from fiscal 2027 to fiscal 2037. In addition, the Company has approximately $35,674,000 and $35,908,000 of state net operating loss carryforwards as of February 3, 2019 and February 4, 2018, respectively. An allowance has been recorded against the net operating losses in accordance with ASC 740-10. The federal and state net operating loss net of reserves are $3,376,000 and $2,334,000 respectively for fiscal year ended February 3, 2019.

As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses. As a result of issuance, sales and other transactions involving the Company’s stock, the Company experienced an ownership change during fiscal year ended February 3, 2019 which could cause such federal net operating losses to be subject to limitation under Section 382. There is no impact on the overall provision in the event the federal net operating losses are limited since the Company has a full valuation allowance against its deferred tax assets.

The Company is currently working with the IRS to resolve an administrative issue related to the amount and nature of its NOLs. The Company has consistently maintained a full valuation allowance against its NOLs. Accordingly, the resolution of the uncertain tax position regarding the Company’s NOL carryforward will have no impact on the Company’s financial position or results of operations.

During fiscal years ended February 3, 2019 and February 4, 2018, the Company increased/(decreased) the valuation allowance by approximately ($9,555,000) and ($4,165,000) respectively.

The changes in the amount of unrecognized tax benefits in 2019 and 2018 were as follows:

	2019	2018
Beginning balance	$-	$-
Additions for tax positions acquired	-	-
Additions for tax positions related to current year	10,753,384	-

Tax positions of prior years:
Payments	-	-
Settlements	-	-
Due to lapsed SOL	-	-
Ending balance	$10,753,384	$-

The Company adopted FASB ASU 2013-11. The pronouncement requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction. As of February 3, 2019, the Company reclassified $10,753,384 of its uncertain tax positions against its related deferred tax assets.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 6 – Commitments, Contingencies And Related Parties

Operating Lease Commitments

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through November 2027. Monthly payments related to these leases range from $2,500 to $24,600. Total rent expense including common area maintenance charges and sales percentage rent was $16,245,590 in fiscal 2019 and $11,722,255 in fiscal 2018.

Expected future annual minimum rental payments under these leases follow:

2020	$9,350,423
2021	8,683,571
2022	7,862,414
2023	7,628,815
2024	7,350,258
Thereafter	20,253,484
$61,128,965

The above disclosure includes lease extensions for various retail showrooms the Company entered into after year end.

Severance Contingency

The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those employees are terminated without cause. The total amount of exposure to the Company under these agreements was $2,905,640 at February 3, 2019 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 6 – Commitments, Contingencies And Related Parties (Continued)

Related Parties

Mistral Capital Management, LLC (Mistral), a stockholder of the Company, performs management services for the Company under a contractual agreement. Management fees totaled approximately $400,000 in both fiscal 2019 and in fiscal 2018 and are included in selling, general and administrative expenses. Transaction fees related to the IPO were $500,000 in fiscal 2019 and are included in selling, general and administrative expenses. No transaction fees were incurred during fiscal 2018. Amounts payable to Mistral as of February 3, 2019 and February 4, 2018 were $0 and $121,103, respectively and are included in accounts payable in the accompanying balance sheets.

Satori Capital, LLC (Satori), a stockholder of the Company since April 2017, performs management services for the Company under a contractual agreement. Management fees totaled approximately $100,000 in both fiscal 2019 and fiscal 2018 and are included in selling, general and administrative expenses. Transaction fees related to the IPO were $125,000 in fiscal 2019 and there were no structuring fees in the prior year’s financial statements. A one-time stock bonus of 50,000 shares of common stock at $14.83 per share, or $741,500, is included in equity-based compensation on the accompanying consolidated statement of changes in stockholders’ equity and issued on June 22, 2018. The bonus was issued to Satori in three installments; two equal installments of 5,000 shares of common stock in August 2018 and September 2018 and the remainder of the shares were issued in October 2018. All fees and the stock bonus are included in selling, general and administrative expenses in the accompanying condensed statements of operations. There were no amounts payable to Satori as of February 3, 2019 and February 4, 2018.

In fiscal 2017, the Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral and an affiliate of Schottenstein Stores Corporation, an indirect investor in Sac Acquisition LLC. to evaluate a transition plan to convert to the Blueport Commerce platform. Certain of our directors are members and principals of Mistral or employees of Schottenstein Stores Corporation. The Company launched the Blueport platform in February 2018. There were $1,153,844 of fees incurred with Blueport on the conversion of and sales transacted through the Commerce platform during fiscal 2019. Transition plan fees of $0 and $15,235 were incurred with Blueport during fiscal 2019 and fiscal 2018, respectively. Amounts payable to Blueport as of February 3, 2019 and February 4, 2018 were $93,210 and $15,235, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Note 7 – Stockholders’ Equity

On June 22, 2018, the board of directors of the Company approved a 1-for-2.5 reverse stock split of the Company’s shares of common stock. The reverse stock split became effective immediately prior to the closing of its initial public offering (“IPO”). All stock amounts included in these financial statements have been adjusted to reflect this reverse stock split.

On June 27, 2018, the Company completed its IPO, selling 4,025,000 shares of common stock at a price of $16.00 per share. Net proceeds to the Company from the offering was approximately $59.2 million after legal and underwriting expenses.

On October 29, 2018, certain selling stockholders conducted a secondary offering of 2,220,000 shares of common stock of the Company. The Company did not sell any shares or receive any proceeds from the sale of the common stock by the selling stockholders.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 7 – Stockholders’ Equity (Continued)

Preferred Stock

In fiscal 2018, the Company completed financing transactions with funds and investment vehicles advised by Mistral, Satori, executive management and third-party investors. As part of the transactions, the Company received $21,139,845 in cash (net of issuance costs of $1,325,156) in exchange for a total of 899 Series A, A-1 and A-2 Preferred Units (preferred stock equivalent of 898,600 shares) and warrants to purchase 798,975 shares of common stock, subject to adjustments in the exercise price. The preferred stock carried an annual dividend of 8% compounded and conversion rights dependent upon certain events occurring.

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

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 7 – Stockholders’ Equity (Continued)

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

As a result of the modification, on April 19, 2018, the Company updated the fair value of the warrants using the assumptions detailed below using a probability-weighted expected return. As the total fair value of the modified warrants was less than the total fair value of the original warrants, there was no financial statement impact on April 19, 2018. On June 29, 2018, the Company completed a Qualified IPO and the exercise price was adjusted to equal the purchase price per share of common stock of $16.00. The Company computed the value of the warrants with the updated assumptions using the Black-Scholes Model, as described below, and recorded the difference between the fair value of the new warrants compared to the old warrants as a deemed dividend of $1,498,079.

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

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 7 – Stockholders’ Equity (Continued)

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

	April 19, 2018	June 29, 2018	June 29, 2018	September 26, 2018
Warrants	798,795	798,795	281,750	56,077
Expected volatility	41.4% - 43.7%	42.0%	41.3%	43.8%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	3.10	3.00	5.00	3.00
Risk-free interest rate	1.7% - 2.0%	2.6%	2.7%	2.69%
Exercise price	$14.80	$16.00	$19.20	$9.13
Calculated fair value of warrant	$3.12	$5.00	$8.84	$12.87

Total warrants outstanding as of February 3, 2019 and February 4, 2018, were as follows:

	Average Exercise Price	Number of Warrants	Weighted Average Remaining Life
Outstanding at January 30, 2017	$-	-	-
Warrants issued	17.18	930,054	3.86
Expired and canceled	-	-	-
Exercised	-	-	-
Outstanding at February 4, 2018	17.18	930,054	3.24
Warrants issued	18.56	1,136,802	3.65
Expired and canceled	17.18	(930,054)	(3.20)
Exercised	10.44	(69,327)	(2.68)
Warrants Outstanding at February 3, 2019	$16.83	1,067,475	2.93

The Company early adopted ASU 2017-11, which addresses the accounting for warrants with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings, which allowed the Company to account for the warrants issued along with the preferred raise in fiscal 2018 as equity versus a liability.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 7 – Stockholders’ Equity (Continued)

equity incentive plans

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

In October 2017, the Company granted 258,000 Restricted Stock Units to certain officers of the Company with a fair value of $2,792,849. As of February 3, 2019, there were 161,250 unvested units outstanding related to this grant. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on January 31, 2018, and twenty-five percent on each of the next three anniversaries of that initial vesting date. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the fiscal year ended February 3, 2019 related to these grants.

In March 2018, the Company granted 52,504 Restricted Stock Units to certain executive employees of the Company with a fair value of $568,356. As of February 3, 2019, there were 32,817 unvested units outstanding related to this grant. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on May 1, 2018, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the fiscal year ended February 3, 2019 related to these grants.

On May 10, 2018, the Company granted 188,917 Restricted Stock Units to certain officers of the Company with a fair value of $2,800,695. As of February 3, 2019, there were 118,073 unvested units outstanding related to this grant. The vesting of the restricted stock units is based on both time and performance. The time vesting units vest twenty-five percent on the closing of the offering, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the fiscal year ended February 3, 2019 related to these grants.

On June 20, 2018, the Company granted to certain executive and non-executive employees of the Company an aggregate of 68,378 Restricted Stock Units, with a fair value of $1,014,046 of which 15,666 Restricted Stock Units, immediately vested. The vesting of the unvested Restricted Stock Units is based on both time and performance. The time and performance vesting units will vest twenty-five percent on July 1, 2019, and July 1, 2020 and between twenty-five to thirty-five percent on July 1, 2021. The performance vesting units will only vest upon the achievement of certain benchmarks. As of February 3, 2019, there were 48,083 unvested units outstanding related to this grant. There were 4,629 units forfeited from this grant during the fiscal year ended February 3, 2019.

In September 2018, the Company granted a certain executive employee of the Company 10,500 Restricted Stock Units with a fair value of $250,950. As of February 3, 2019, there were 6,563 unvested units outstanding related to this grant. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on October 4, 2018, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the fiscal year ended February 3, 2019 related to these grants.

In January 2019, the Company granted a certain executive employee of the Company 10,500 Restricted Stock Units with a fair value of $246,120. As of February 3, 2019, there were 10,500 unvested units outstanding related to this grant. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on January 31, 2020, and twenty-five percent on January 31st of each of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no restricted stock units cancelled, forfeited, or expired during the fiscal year ended February 3, 2019.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 7 – Stockholders’ Equity (Continued)

equity incentive plans (continued)

A summary of the status of our unvested restricted stock units as of February 3, 2019 and February 4, 2018, and changes during the years then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at January 30, 2017	-	$-
Granted	258,000	10.83
Forfeited	-	-
Vested	(64,500)	10.83

Unvested at February 4, 2018	193,500	10.83
Granted	330,799	14.76
Forfeited	(4,629)	14.83
Vested	(142,384)	13.62

Unvested at February 3, 2019	377,286	$11.16

Stock compensation expense related to the above restricted stock units was $2,568,518 for fiscal 2019, and $846,747 for fiscal 2018.

The total unrecognized restricted stock unit compensation cost related to non-vested awards was $1,315,947 as of February 3, 2019 and will be recognized in operations over a weighted average period of 2.24 years.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 8 – Employee Benefit plan

In February 2017, the Company established The Lovesac Company 401(k) Plan (the “Plan”) with Elective Deferrals beginning May 1, 2017. The Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit Sharing Contributions. All employees of the Company will be eligible to participate in the Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete 1 month of service. Participants will be able to contribute up to 100% of their eligible Compensation to the plan subject to limitations with the IRS. The employer contributions to the Plan for fiscal 2019 and 2018 were approximately $303,000 and $156,000, respectively.

Note 9 – Financing Arrangements

Note Payable

In July 2016, the Company entered into a one year note payable arrangement for $500,000 with American Express Merchant Financing (Amex) that bore interest at 3.5%. Principal and interest payments on this note were done by Amex withholding 6% of the Company’s Amex credit card remittances. The note expired on June 29, 2017 and was paid in full in fiscal 2018.

Credit Lines

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

 On February 6, 2018, the Company established a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of February 3, 2019, the Company’s borrowing availability under the line of credit with Wells Fargo was $11.5 million. As of February 3, 2019, there was $31,373 outstanding on this line of credit related to unused line fee charges.

Under the line of credit with Wells, the Company may elect that revolving loans bear interest at a rate per annum equal to the base rate plus the applicable margin or the LIBOR rate plus the applicable margin. The applicable margin is based on tier’s relating to the quarterly average excess availability. The tiers range from 2.00% to 2.25%. The loan agreement calls for certain covenants including a timing of the financial statements threshold and a minimum excess availability threshold. On May 3, 2018, the Company elected a one-month revolving loan with a maturity date of June 4, 2018, that bears interest at the LIBOR rate plus the applicable margin for an all-in-rate of 3.1875%. The one-month revolving loan matured and was paid in full on June 4, 2018.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 3, 2019 AND FEBRUARY 4, 2018

Note 10 – Segment Information

The Company operates within a single reporting segment. The chief operating decision maker of the Company is the Chief Executive Officer and President. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas including economic characteristics, class of consumer, nature of products and distribution method and products are a singular group of products which make up over 95% of total sales.

The Company’s sales by product which are considered one segment are as follows:

	Fiscal year ending
	February 4, 2019	January 29, 2018

Sactionals	$120,205,061	$72,562,546
Sacs	41,174,831	26,854,616
Other	4,501,405	2,393,250

	$165,881,297	$101,810,413

Note 11 – Barter Arrangements

In fiscal 2018, the Company entered into a bartering arrangement with Icon International, Inc., a vendor, whereas the Company will provide inventory in exchange for media credits. During fiscal 2018, the Company exchanged $577,326 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $534,407 which is included in “Prepaid and other current assets” on the accompanying consolidated balance sheet. The Company had $307,417 of unused media credits remaining as of February 4, 2018 that were used in full during fiscal 2019.

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.” Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets.

Note 12 – Subsequent Events

The Company has evaluated events and transactions subsequent to February 3, 2019 through the date the consolidated financial statements were issued.

On March 22, 2019, all unvested restricted stock units for certain senior executives of the Company vested according to the accelerated vesting trigger in their restricted stock unit agreements. The triggering event was the market capitalization of Company, post IPO, exceeding $300 million for 60 consecutive trading days and the expiration of the lock-up period. A total of 279,325 restricted stock units vested resulting in approximately $3.5 million in additional RSU compensation expense.