Form 10-Q
period 2019-05-05
Lovesac Co
filed 2019-06-18
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38555

THE LOVESAC COMPANY

(Exact name of registrant as specified in its charter)

Delaware	16-1685692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Landmark Square, Suite 300 Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 636-1223

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	LOVE	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 13, 2019, there were 14,530,506 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MAY 5, 2019

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

ii

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of May 5, 2019	As of February 3, 2019
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$35,711,749	$49,070,952
Trade accounts receivable	4,999,027	3,955,124
Merchandise inventories	30,916,754	26,154,314
Prepaid expenses and other current assets	6,343,493	5,933,872
Total Current Assets	77,971,023	85,114,262
Property and Equipment, Net	19,462,332	18,595,079

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	970,196	942,331
Deferred financing costs, net	206,900	219,071
Total Other Assets	1,320,658	1,304,964
Total Assets	$98,754,013	$105,014,305

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$19,754,938	16,836,816
Accrued expenses	2,618,049	3,701,090
Payroll payable	3,077,339	2,269,834
Customer deposits	1,331,493	1,059,957
Sales taxes payable	635,455	750,922
Total Current Liabilities	27,417,274	24,618,619
Deferred Rent	1,605,951	1,594,179
Line of Credit	-	31,373
Total Liabilities	29,023,225	26,244,171

Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued as of May 5, 2019 and February 3, 2019.	-	-
Common Stock $0.00001 par value, 40,000,000 shares authorized, and 13,752,035 shares issued and outstanding as of May 5, 2019, and 13,588,568 shares issued and outstanding as of February 3, 2019.	138	136
Additional paid-in capital	141,790,236	141,727,807
Accumulated deficit	(72,059,586)	(62,957,809)
Stockholders’ Equity	69,730,788	78,770,134
Total Liabilities and Stockholders’ Equity	$98,754,013	105,014,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen weeks ended
	May 5, 2019	May 6, 2018

Net sales	$40,958,363	$26,768,798
Cost of merchandise sold	19,965,868	12,121,625
Gross profit	20,992,495	14,647,173
Operating expenses
Selling, general and administrative expenses	23,861,612	15,194,504
Advertising and marketing	5,389,330	4,407,787
Depreciation and amortization	1,065,617	670,145
Total operating expenses	30,316,559	20,272,436

Operating loss	(9,324,064)	(5,625,263)
Interest income (expense), net	234,563	(57,985)
Net loss before taxes	(9,089,501)	(5,683,248)
Provision for income taxes	(12,276)	-
Net loss	$(9,101,777)	$(5,683,248)
Net loss per common share:
Basic and diluted	$(0.67)	$(1.25)
Weighted average number of common shares outstanding:
Basic and diluted	13,669,944	6,065,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

condensed CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the thirteen weeks ended may 5, 2019 and May 6, 2018

	Common		Preferred		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – February 4, 2018	6,064,500	$61	1,018,600	$10	$79,891,835	$(56,253,453)	$23,638,453

Net loss	-	-	-	-	-	(5,683,248)	(5,683,248)
Equity based compensation	-	-	-	-	295,239	-	295,239
Vested restricted stock units	13,126	-	-	-	-	-	-
Balance – May 6, 2018	6,077,626	$61	1,018,600	$10	$80,187,074	$(61,936,701)	$18,250,444

Balance – February 3, 2019	13,588,568	$136	-	$-	$141,727,807	$(62,957,809)	$78,770,134

Net loss	-	-	-	-	-	(9,101,777)	(9,101,777)
Equity based compensation	-	-	-	-	3,222,563	-	3,222,563
Vested restricted stock units	158,329	2	-	-	(3,164,134)	-	(3,164,132)
Exercise of warrants	5,138	-	-	-	4,000	-	4,000
Balance – May 5, 2019	13,752,035	$138	-	$-	$141,790,236	$(72,059,586)	$69,730,788

The accompanying notes are an integral part of these condensed consolidated financial statements

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Thirteen weeks ended
	May 5, 2019	May 6, 2018

Cash Flows from Operating Activities
Net loss	$(9,101,777)	$(5,683,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,016,035	631,991
Amortization of intangible assets	49,583	38,154
Amortization of deferred financing fees	12,171	66,405
Loss on disposal of property and equipment	46,857	6,139
Equity based compensation	3,222,563	295,239
Deferred rent	11,772	123,244
Changes in operating assets and liabilities:
Accounts receivable	(1,043,903)	(576,732)
Merchandise inventories	(4,762,440)	(2,212,240)
Prepaid expenses and other current assets	(409,621)	308,359
Accounts payable and accrued expenses	2,527,119	1,224,425
Customer deposits	271,536	190,171
Net Cash Used in Operating Activities	(8,160,105)	(5,588,093)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,930,145)	(2,774,190)
Payments for patents and trademarks	(77,448)	(79,170)
Net Cash Used in Investing Activities	(2,007,593)	(2,853,360)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(3,164,132)	-
Proceeds from exercise of warrants	4,000	-
(Paydowns of) proceeds from the line of credit	(31,373)	1,499,595
Payments of deferred financing costs	-	(292,095)
Net Cash (Used in) Provided by Financing Activities	(3,191,505)	1,207,500
Net Change in Cash and Cash Equivalents	(13,359,203)	(7,233,953)
Cash and Cash Equivalents – Beginning	49,070,952	9,175,951
Cash and Cash Equivalents – End	$35,711,749	$1,941,998

Supplemental Cash Flow Disclosures
Cash paid for interest	$8,392	$40,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MAY 5, 2019 AND MAY 6, 2018

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION, OPERATIONS AND LIQUIDITY

The condensed consolidated balance sheet of The Lovesac Company (the “Company”) as of February 3, 2019, which has been derived from our audited financial statements as of and for the 52-week year ended February 3, 2019, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our audited consolidated financial statements for the fiscal year ended February 3, 2019.

Due to the seasonality of the Company’s business, with the majority of our activity occurring in the second half of the fiscal year, the results of operations for the thirteen weeks ended May 5, 2019 and May 6, 2018 are not necessarily indicative of results to be expected for the full fiscal year.

The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company and currently the largest stockholder of the Company. Pursuant to the terms of the reorganization, which was completed on March 22, 2017, SAC Acquisition LLC assigned, and the Company assumed all rights, title and interest to all assets and liabilities of SAC Acquisition LLC, including the intellectual property that is currently owned by the Company, in exchange for 6,000,000 shares of common stock of the Company.

The Company designs and sells foam filled furniture, sectional couches, and related accessories throughout the world. As of May 5, 2019, the Company operated 75 leased retail showrooms located throughout the United States. In addition, the Company operates a retail Internet website and does business to business transactions through its wholesale operations.

The Company has incurred significant operating losses and used cash in its operating activities since inception. Operating losses have resulted from inadequate sales levels for the cost structure and expenses as a result of expanding into new markets, opening new showrooms, and investments into marketing and infrastructure to support increases in revenues. The Company continues to open new retail showrooms in larger markets to increase sales levels and invest in marketing initiatives to increase brand awareness. Of course, there can be no assurance that anticipated sales levels will be achieved.

On June 22, 2018, the board of directors of the Company approved a 1-for-2.5 reverse stock split of the Company’s shares of common stock. The reverse stock split became effective immediately prior to the closing of its initial public offering (“IPO”). All stock amounts included in these financial statements have been adjusted to reflect this reverse stock split.

On June 27, 2018, the Company completed its IPO, selling 4,025,000 shares of common stock at a price of $16.00 per share. Net proceeds to the Company from the offering were approximately $58.9 million after legal and underwriting expenses. The Company believes that based on its current sales and expense levels, projections for the next twelve months, the credit facility with Wells Fargo Bank, see Note 7, and the proceeds from the IPO, as well as the follow-on offering that was completed on May 21, 2019 in which the Company received approximately $25.5 million (see below), the Company will have sufficient working capital to cover operating cash needs through the twelve-month period from the financial statement issuance date.

On October 29, 2018, certain selling stockholders conducted a secondary offering of 2,220,000 shares of common stock of the Company. The Company did not sell any shares or receive any proceeds from the sale of the common stock by the selling stockholders.

On May 21, 2019, the Company and certain of the Company’s stockholders completed a primary and secondary public offering of an aggregate of 2,500,000 shares of common stock, which included 750,000 shares offered by the Company and 1,750,000 shares offered by certain selling stockholders of the Company, at a public offering price of $36.00 per share. Net proceeds to the Company from the offering were approximately $25.5 million after legal and underwriting expenses. On May 29, 2019, the underwriters also exercised an option to purchase up to an additional 375,000 shares of common stock from the selling stockholders. The Company did not receive any proceeds from the sale of the common stock by the selling stockholders.

Immediately prior to the follow-on offerings in October 2018 and May 2019, Mistral and its affiliates owned approximately 56% and 41% of our common stock, respectively. Immediately after the completion of the follow-on offerings, such entities owned approximately 41% and 28.8% of our common stock, respectively. As a result, we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq and we will, subject to certain transition periods permitted by Nasdaq rules, no longer rely on exemptions from corporate governance requirements that are available to controlled companies.

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

The following new accounting pronouncements were adopted in fiscal 2020:

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, ASU 2015-14 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which for the Company is fiscal 2020. We reviewed substantially all of our contracts and other revenue streams and determined that while the application of the new standard did not have a material change in the amount of or timing for recognizing revenue, it did have a significant impact on our financial statement disclosures which are further discussed in Note 12 – Revenue Recognition.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company adopted the guidance retrospectively effective February 4, 2019, which did not have a material effect on the Company’s consolidated financial position and results of operations.

The following new accounting pronouncements, and related impacts on adoption are being evaluated by the Company:

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. This standard will be effective beginning with our fiscal 2021. Management is currently evaluating the impact ASU No. 2016-02 will have on these condensed consolidated financial statements. We anticipate that adopting this standard will have a material impact on our consolidated balance sheet as we have a significant number of operating leases.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. Management is currently evaluating the impact ASU 2018-07 will have on these consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS, NET

A summary of intangible assets follows:

		May 5, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	10 Years	$1,406,738	$(764,668)	$642,071
Trademarks	3 Years	945,746	(618,306)	327,439
Other Intangibles	5 Years	839,623	(838,937)	686
Total		$3,192,107	$(2,221,911)	$970,196

		February 3, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	10 Years	$1,406,336	$(744,715)	$661,621
Trademarks	3 Years	868,586	(589,248)	279,338
Other Intangibles	5 Years	839,737	(838,365)	1,372
Total		$3,114,659	$(2,172,328)	$942,331

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $49,583 and $38,154 the thirteen weeks ended May 5, 2019 and May 6, 2018 respectively.

As of May 5, 2019, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

Remainder of Fiscal 2020	$222,020
2021	179,155
2022	136,734
2023	75,467
2024	75,467
2025	75,467
Thereafter	205,886
$970,196

NOTE 4 – INCOME TAXES

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating losses for the thirteen weeks ended May 5, 2019 and May 6, 2018.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during the thirteen weeks ended May 5, 2019 and May 6, 2018, respectively, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

NOTE 5 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

The following table presents the calculation of loss per share for the thirteen weeks ended May 5, 2019 and May 6, 2018:

	For the thirteen weeks ended
	May 5, 2019	May 6, 2018
Numerator:
Net loss - Basic and diluted	$(9,101,777)	$(5,683,248)
Preferred dividends and deemed dividends	-	(1,901,016)
Net loss attributable to common shares	(9,101,777)	(7,584,264)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	13,669,944	6,065,238
Basic and diluted net loss per share	$(0.67)	$(1.25)

Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.

As of May 5, 2019, there were 1,179,697, of potentially dilutive shares which may be issued in the future, including 104,681 shares of common stock related to restricted stock units and warrants to purchase 1,075,016 shares of common stock. As of May 6, 2018, there were 1,031,853 of potentially dilutive shares which may be issued in the future, including 232,878 shares of common stock relating to restricted stock and warrants to purchase 798,975 shares of common stock. These were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

NOTE 6 – COMMITMENTS, CONTINGENCY AND RELATED PARTIES

Operating Lease Commitments

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through January 2029. Monthly payments related to these leases range from $2,500 to $28,000.

Expected future annual minimum rental payments under these leases follow:

Remainder 2020	$5,844,545
2021	8,758,737
2022	7,913,400
2023	7,682,784
2024	7,407,355
2025	6,532,902
Thereafter	13,457,294
Total	$57,597,017

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

Related Parties

Mistral Capital Management, LLC (“Mistral”), an affiliate of the largest stockholder of the Company, performs management services for the Company under a contractual agreement. Management fees totaled approximately $100,000 for the thirteen weeks ended May 5, 2019 and May 6, 2018, and are included in selling, general and administrative expenses. Amounts payable to Mistral as of May 5, 2019 and February 3, 2019 were $103,443 and $0, respectively and are included in accounts payable in the accompanying balance sheets. In addition, the Company reimbursed Mistral for expenses incurred in the amount of $39,000 for sponsor related fees for the thirteen weeks ended May 5, 2019. There were no such reimbursements during the thirteen weeks ended May 6, 2018.

Satori Capital, LLC (“Satori”), an affiliate of two stockholders of the Company since April 2017, performs management services for the Company under a contractual agreement. Management fees totaled approximately $25,000 for both the thirteen weeks ended May 5, 2019 and May 6, 2018 and are included in selling, general and administrative expenses. There were no amounts payable to Satori as of May 5, 2019 and February3, 2019.

The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral and an affiliate of Schottenstein Stores Corporation, an indirect investor in SAC Acquisition LLC, our largest shareholder, to evaluate a transition plan to convert to the Blueport platform. Certain of our directors are members and principals of Mistral or employees of Schottenstein Stores Corporation. The Company launched the Blueport platform in February 2018. There were $337,496 and $333,273 of fees incurred with Blueport sales transacted through the Commerce platform and on the conversion of the Commerce platform during the thirteen weeks ended May 5, 2019 and May 6, 2018, respectively. Amounts payable to Blueport as of May 5, 2019 and February 3, 2019 were $140,335 and $93,210, respectively, and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 7 – FINANCING ARRANGEMENTS

The Company had a line of credit with Siena Lending Group, LLC to borrow up to $7.0 million, which matured on May 14, 2018. Borrowings were limited to the lesser of 75% of inventory or 85% of the net orderly liquidation value of inventory and may be reduced by certain liabilities of the Company. All amounts outstanding bore interest at the base rate, defined as the greatest of (i) Prime Rate published by The Wall Street Journal, (ii) Federal Funds Rate plus 0.5% or (iii) 3.25%, plus 3% (7.00% at February 4, 2018). The line was subject to a monthly unused line fee of 0.75%. The agreement was secured by the first lien on substantially all assets of the Company. In February 2018, the Company paid the outstanding loan balance of $405, an early termination fee of $70,000 and fully amortized the remaining deferred financing fees of $48,149 on its line of credit with Siena Lending Group, LLC.

On February 6, 2018, the Company established a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of May 5, 2019, and February 3, 2019, the Company’s borrowing availability under the line of credit with Wells Fargo was $13.4 million and $11.5 million, respectively. As of May 5, 2019, and February 3, 2019, there was $0 and $31,373 outstanding on this line of credit.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock Warrants

In fiscal 2018, the Company completed financing transactions with funds and investment vehicles advised by Mistral, Satori, and executive management in which the Company originally issued 930,054 warrants to purchase common stock subject to adjustments in the exercise price as defined below. In consideration for agreeing to amend the outstanding preferred stock to automatically convert immediately prior to the completion of the IPO, on April 19, 2018, the Company and a majority of the holders of the warrants issued along with the preferred stock, agreed to amend and restate the warrants to replace the aggregate dollar value of each warrant with a fixed number of warrant shares. In order to prevent dilution of the purchase rights granted under the warrants, the exercise price was calculated based on certain factors described in the amendment.

On April 19, 2018, the above warrants were modified, and the Company updated the fair value of the warrants using the assumptions detailed below using a probability-weighted expected return. As the total fair value of the modified warrants was less than the total fair value of the original warrants, there was no financial statement impact on April 19, 2018. The modification resulted in the cancellation of the 930,054 warrants and the reissuance of 798,975 warrants.

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

There were 281,750 warrants, with a five-year term, issued to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company’s IPO. These warrants were valued using the Black-Scholes model, and remain outstanding as of May 5, 2019.

In the third quarter of fiscal 2019, the Company amended and restated warrants totaling 56,077 with a three-year term, valued using the Black-Scholes model. The Company recorded the difference between the fair value of the new warrants compared to the old warrants as a deemed dividend of $408,919. These warrants were exercised in September 2018.

In fiscal 2020, the Company issued 18,166 warrants to a third party in connection with previous equity raise. These warrants were, valued using the Black-Scholes model, with similar assumptions to the June 2018 warrants. The warrants had a fair value of approximately $130,000. Of these warrants, 17,396 were exercised on May 14, 2019.

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

The following represents warrant activity during the thirteen weeks ended May 5, 2019 and May 6, 2018:

	Average Exercise Price	Number of Warrants	Weighted Average Remaining Life
Warrants Outstanding at February 4, 2018	$17.18	930,054	3.24
Warrants issued	19.00	798,975	3.20
Expired and canceled	17.18	(930,054)	3.20
Exercised	-	-	-
Warrants Outstanding at May 6, 2018	$19.00	798,975	3.15
Warrants Outstanding at February 3, 2019	$16.83	1,067,475	2.93
Warrants issued	16.00	18,166	2.40
Expired and canceled	-	-	-
Exercised	16.00	(10,625)	(2.40)
Warrants Outstanding at May 5, 2019	$16.83	1,075,016	2.68

The majority of the 10,625 warrants exercised in fiscal 2020 were cashless, whereby the holders received less shares of common stock in lieu of a cash payment the Company, which resulted in the issuance of 5,138 common shares.

EQUITY INCENTIVE PLANS

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

On June 5, 2019, the shareholders approved an amendment and restatement of the Plan that among other things increased the number of shares of common stock reserved for issuance under the Plan from 615,066 to 1,414,889 share of common stock.

In October 2017, the Company granted 258,000 Restricted Stock Units to certain officers of the Company with a fair value of $2,792,849. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on January 31, 2018, and twenty-five percent on each of the next three anniversaries of that initial vesting date. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen weeks ended May 5, 2019 related to these grants. Due to an accelerated vesting clause in these specific grants, all the unvested time and performance units vested on March 21, 2019. There are no unvested units under these grants as of May 5, 2019.

In March 2018, the Company granted 52,504 Restricted Stock Units to certain executive employees of the Company with a fair value of $568,356. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on May 1, 2018, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. As of May 5, 2019, there were 32,815 unvested units outstanding related to this grant. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen weeks ended May 5, 2019, related to these grants.

On May 10, 2018, the Company granted 188,917 Restricted Stock Units to certain officers of the Company with a fair value of $2,800,695. The unit vesting is based on both time and performance. The time vesting units vest twenty-five percent on the closing of the offering, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen weeks ended May 5, 2019 related to these grants. Due to an accelerated vesting clause in these specific grants, all the unvested time and performance units vested on March 21, 2019. There are no unvested units under these grants as of May 5, 2019.

On June 20, 2018, the Company granted to certain executive and non-executive employees of the Company an aggregate of 68,378 Restricted Stock Units, with a fair value of $1,014,046 of which 15,666 Restricted Stock Units, immediately vested. The unit vesting is based on both time and performance. The time and performance vesting units will vest twenty-five percent on July 1, 2019, and July 1, 2020 and between twenty-five to thirty-five percent on July 1, 2021. The performance vesting units will only vest upon the achievement of certain benchmarks. As of May 5, 2019, there were 48,084 unvested units outstanding related to this grant. There were no Restricted Stock Units cancelled, forfeited or expired from this grant during the thirteen weeks ended May 5, 2019.

In September 2018, the Company granted a certain executive employee of the Company 10,500 Restricted Stock Units with a fair value of $250,950. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on October 4, 2018, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. As of May 5, 2019, there were 6,562 unvested units outstanding related to this grant. There were no Restricted Stock Units cancelled, forfeited or expired from this grant during the thirteen weeks ended May 5, 2019.

In January 2019, the Company granted a certain executive employee of the Company 10,500 Restricted Stock Units with a fair value of $246,120. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on January 31, 2020, and twenty-five percent on January 31st of each of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. As of May 5, 2019, there were 10,500 unvested units outstanding related to this grant. There were no Restricted Stock Units cancelled, forfeited or expired from this grant during the thirteen weeks ended May 5, 2019.

In March 2019, the Company granted to certain non-executive employees of the Company an aggregate of 8,780 Restricted Stock Units, with a fair value of $264,015. The unit vesting is based on both time and performance. The time and performance vesting units will vest fifteen percent on July 1, 2020, 25% on both July 1, 2021 and July 1, 2022 and 35% on July 1, 2023. The performance vesting units will only vest upon the achievement of certain benchmarks. As of May 5, 2019, there were 6,720 unvested units outstanding related to this grant. There were 2,060 units forfeited from this grant and no units cancelled or expired during the thirteen weeks ended May 5, 2019.

A summary of the status of our unvested restricted stock units as of May 5, 2019, and changes during the thirteen weeks then ended, is presented below:

	Number of shares	Weighted Average grant date fair value
Unvested at February 3, 2019	377,286	$11.16
Granted	8,780	30.07
Forfeited	(2,060)	30.07
Vested	(279,325)	12.52
Unvested at May 5, 2019	104,681	$17.24

Equity based compensation expense related to the above restricted stock units was approximately $3.2 million for the thirteen weeks ended May 5, 2019 and $0.3 million for the thirteen weeks ended May 6, 2018, respectively. In the thirteen weeks ended May 5, 2019, all the unvested restricted stock units for certain senior executives of the Company vested according to the accelerated vesting trigger in their restricted stock unit agreements. The triggering event was the market capitalization of the Company post IPO, exceeding $300 million for 60 consecutive trading days and the expiration of the lockup- period. This accelerated vesting resulted in equity based compensation in the amount of $2.9 million.

The total unrecognized restricted stock unit compensation cost related to non-vested awards was $495,135 as of May 5, 2019 and will be recognized in operations over a weighted average period of 2.29 years.

NOTE 9 – EMPLOYEE BENEFIT PLAN

In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit Sharing Contributions. All employees of The Lovesac Company (except for union employees and nonresident aliens) will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan were $74,232 and $ 61,229 for the thirteen weeks ended May 5, 2019 and May 6, 2018, respectively.

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

	Thirteen weeks ended
	May 5, 2019	May 6, 2018
Sactionals	$32,846,087	$16,729,322
Sacs	5,913,425	9,125,051
Accessories	2,198,851	914,425
	$40,958,363	$26,768,798

NOTE 11 – BARTER ARRANGEMENTS

The Company entered into a bartering arrangement with Icon International, Inc., a vendor, whereas the Company provided inventory in exchange for media credits. During fiscal 2018, the Company exchanged $577,326 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $534,407 which is included in “Prepaid and other current assets” on the accompanying consolidated balance sheet. The Company had $307,417 of unused media credits remaining as of February 4, 2018 that were used in full during fiscal 2019. There were no additional barter arrangements entered into during fiscal 2019 or the thirteen weeks ended May 5, 2019.

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

NOTE 12 – REVENUE RECOGNITION

We implemented ASU 2015-04, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), in the first quarter of fiscal 2020 using modified retrospective method, which required us to apply the new guidance retrospectively to revenue transactions completed on or after the effective date. Adopting this new standard had no material financial impact on our condensed consolidated financial statements but did result in enhanced presentation and disclosures.

Our revenue consists substantially of product sales. We report product sales net of discounts and recognize them at the point in time when control transfers to the customer, which generally gets transferred upon shipment.

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. We record estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the statement of operations and an increase in inventory and customers returns liability on the balance sheet. At May 5, 2019, there was a returns allowance recorded on the balance sheet in the amount $548,974, which was in accrued expenses and $164,083 associated with sales returns in merchandise inventories.

In some cases, deposits are received before we have transferred control, resulting in contract liabilities. These contract liabilities are reported as deposits on our balance sheet. As of May 5, 2019, and February 3, 2019, we had customer deposit liabilities in the amount of $1,331,493 and $1,059,957, respectively.

Upon adoption of ASC 606, we have elected the following accounting policies and practical expedients:

We recognize shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, we record the expenses for shipping and handling activities at the same time we recognize revenue.

We exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes).

We do not adjust revenue for the effects of financing components if the contract has a duration of one year or less, as we believe that we will receive payment from the customer within one year of when we transfer control of the related goods.

The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms and through the internet. The other channel predominantly represents sales through the use of shop in shops that typically average ten days at a time and are staffed with associates trained to demonstrate and sell our product. The following represents sales disaggregated by channel:

	Thirteen weeks ended
	May 5, 2019	May 6, 2018
Showrooms	$26,925,081	$18,549,403
Internet	8,458,970	4,566,487
Other	5,574,312	3,652,908
	$40,958,363	$26,768,798

See Note 10 for sales disaggregated by product.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to May 5, 2019 through the date the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Sales of this product have been increasing on an annual basis but decreased over the most recent period, representing $5.9 million in the thirteen weeks ended May 5, 2019, as compared to $9.1 million for the thirteen weeks ended May 6, 2018. We are currently reviewing our allocation methodology of the application of product discounts to each product segment of our business which we believe will provide a more comparative view of product category growth on a go forward basis.

Our Sactionals product line currently represents a majority of our sales. Sactionals are a couch system that consists of two components, seats and sides, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. We believe that these high quality premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales. Our Sactionals represented 80.2% of our sales for the thirteen weeks ended May 5, 2019 or $32.8 million as compared to 62.3 % of sales for the thirteen weeks ended May 6, 2018 or $16.7 million. We are currently reviewing our allocation methodology of the application of product discounts to each product segment of our business which we believe will provide a more comparative view of product category growth on a go forward basis.

Sacs and Sactionals come in a wide variety of colors and fabrics that allow consumers to customize their purchases in numerous configurations and styles. We provide lifetime warranties on our Sactionals frames and the foam used in both product lines, and 3-year warranties on our covers. Our Designed for Life trademark reflects our dynamic product line that is built to last and evolve throughout a customer’s life. Customers can continually update their Sacs and Sactionals with new covers, additions and configurations to accommodate changes in their family and housing situations.

We believe that our products complement one another and have generated a loyal customer base, evidenced by our recent estimate that 38% of our transactions in fiscal 2019 were from repeat customers. We believe the strength of our brand is reflected in the number of customers who routinely share their purchases of Lovesac products with their friends through social media, often displaying our logos or company name in their posts. Our customers include celebrities and other influencers who support our brand through postings made on an uncompensated and unsolicited basis. As of May 17, 2019, we had approximately 733,000 followers on Facebook and 323,000 followers on Instagram.

We currently market and sell our products in over 79 showrooms at top tier malls, lifestyle centers and street locations in 30 states in the United States. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to require just 498 to 1,350 square feet for each showroom.

As part of our direct to consumer sales approach, we also sell our products through our fast growing ecommerce platform. We believe our products are uniquely suited to this channel. Our foam-based Sacs can be reduced to one-eighth of their normal size and each of our Sactionals components weighs less than 50 pounds upon shipping. With furniture especially suited to ecommerce applications, our sales completed through this channel accounted for 20.7% of our total sales for the thirteen weeks ended May 5, 2019, up from 17.1 % for the thirteen weeks ended May 6, 2018. Our showrooms and other direct advertising and marketing efforts work in concert to drive customer conversion in ecommerce.

Despite the increase in sales of both our Sacs and Sactionals, net losses were $9.1 million for the thirteen weeks ended May 5, 2019 and $5.7 million for the thirteen weeks ended May 6, 2018, primarily due to increased spending on showrooms, advertising, marketing and financing related costs.

Product Overview

We challenge the notion that a piece of furniture is static by offering a dynamic product line built to last and evolve throughout a customer’s life. Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style.

●	Sactionals. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and over 250 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer.

●	Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings.

●	Accessories. Our accessories complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences. We are in the process of developing additional accessories for the tech-savvy consumer.

Sales Channels

We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to require just 498 to 1,350 square feet for each showroom. The small footprint requirement provides a cost advantage and flexibility in locating our showrooms strategically in A-rated malls and street locations in our target markets. These logistical advantages underlie our broader tech-driven, Internet-based business model, where we leverage our showrooms as both a traditional retail channel to purchase our products and an educational center for prospective online customers to learn about and interact with our products in real time.

Through our fast growing mobile and ecommerce channel, we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while simultaneously driving favorable margin expansion. Our technology capabilities are robust, and we are well positioned to benefit from the growing consumer preference to transact via mobile devices. We leverage our strong social media presence and showroom footprint to drive traffic toward our ecommerce platform, where product testimonials and inspirational stories from our Lovesac community create a more engaging consumer experience for our customers. Additionally, our products’ compact packaging facilitates consistent production scheduling, outsourcing of delivery and lower shipping costs, allowing us to quickly and cost-effectively deliver online orders.

We have also enhanced our sales through the use of shop in shops. We have an ongoing working relationship with Costco to operate shop in shop showrooms that typically average ten days at a time. The shop in shop showrooms display select Sacs and Sactionals and are staffed with associates trained to demonstrate and sell our products. In the thirteen weeks ended May 5, 2019, we hosted over 150 shop in shop showrooms at Costco locations up from 120 Costco ship-in-shops hosted in the thirteen weeks ended May 6, 2018. We continue to explore other shop in shop partnerships and opportunities to promote our products and facilitate customers interacting with our products in the real world. Other sales which includes shop in shop sales represented approximately 13.6 % of sales in both the thirteen weeks ended May 5, 2019, and May 6, 2018, respectively.

SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our summary condensed consolidated financial and other data as of and for the periods indicated. The condensed consolidated statement of operations data and the condensed consolidated statement of cash flow data for the thirteen weeks ended May 5, 2019 and the summary condensed consolidated balance sheet data as of May 5, 2019, are derived from our unaudited consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited consolidated financial statements.

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

	Thirteen weeks ended
(dollars in thousands, except share and per share data)	May 5, 2019	May 6, 2018
Condensed Consolidated Statement of Operations Data:
Net sales
Showrooms	$26,925	$18,550
Internet	8,459	4,566
Other	5,574	3,653
Total net sales	40,958	26,769

Cost of merchandise sold	19,966	12,122

Gross profit	20,992	14,647
Operating expenses
Selling, general and administrative expenses	23,862	15,194
Advertising and marketing	5,389	4,408
Depreciation and amortization	1,066	670

Total operating expenses	30,317	20,272

Operating loss	(9,325)	(5,625)

Interest income (expense), net	235	(58)

Net loss before taxes	(9,090)	(5,683)

Provision for income taxes	(12)	-

Net Loss	$(9,102)	$(5,683)
Net Loss Attributable to Common Stockholders	$(9,102)	$(7,584)
Net Loss per Common Share:
Net loss per common share (basic and diluted) (1)(2)	$(0.67)	$(1.25)

Weighted-average shares used in computing net loss per common share	13,669,944	6,065,238

	Thirteen weeks ended
(dollars in thousands)	May 5, 2019	May 6, 2018
EBITDA (3)(4)	$(8,259)	$(4,955)
Adjusted EBITDA (3)(4)	$(4,663)	$(4,190)

	Thirteen weeks ended
(dollars in thousands)	May 5, 2019	May 6, 2018
Balance Sheet Data:
Cash and cash equivalents	$35,712	$49,071
Working capital	50,554	60,496
Total assets	98,754	105,014
Total liabilities	29,023	26,244
Total stockholders’ equity	69,731	78,770

	Thirteen weeks ended
(dollar in thousands)	May 5, 2019	May 6, 2018
Condensed Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(8,160)	$(5,588)
Net cash used in investing activities	(2,008)	(2,853)
Net cash (used in) provided by financing activities	(3,191)	1,207
Net change in cash and cash equivalents	(13,359)	(7,234)
Cash and cash equivalents at the end of the period	35,712	1,942

(1)	For the calculation of basic and diluted net loss per share, see note 1 and Note 7 to our condensed consolidated financial statements. The weighted average number of common shares used in computing net loss per common share gives the effect of the 1-for-2.5 reverse stock split of our common stock that occurred immediately prior to the closing of our IPO.

(2)	For the quarter ended May 6, 2018, our net loss per common share increased as a result of the inducement offer made to preferred stockholders. The effect was calculated as follows:

For the thirteen weeks ended
(dollars in thousands, except per share data)	May 6, 2018
Net loss attributable to common stockholders	$(5,683,248)
Preferred dividends and deemed dividends	(1,901,016)
Net loss attributable to common stockholders	$(7,584,264)

Weighted average shares used in computing net loss per common share	6,065,238
Net loss per common share (basic and diluted)	$(1.25)

(3)	EBITDA (as defined below) and Adjusted EBITDA, our “Non-GAAP Measures”, are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance. We expect to continue to experience positive Adjusted EBITDA dollars for fiscal 2020.

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

(4)	We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include sponsor fees, equity based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance. The following provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

(dollars in thousands)	Thirteen weeks ended May 5, 2019	Thirteen weeks ended May 6, 2018
Net loss	$(9,102)	$(5,683)
Interest (income) expense	(235)	58
Taxes	12	-
Depreciation and amortization	1,066	670
EBITDA	(8,259)	(4,955)
Sponsor fees (a)	164	125
Deferred Rent (b)	12	123
Equity-based compensation (c)	3,223	295
Write-off of property and equipment (d)	47	6
Other non-recurring expenses (e)	150	216
Adjusted EBITDA	$(4,663)	$(4,190)

(a)	Represents management fees charged by our equity sponsors.

(b)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with GAAP, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms.

(c)	Represents expenses associated restricted stock units granted to our management.

(d)	Represents the net loss on the disposal of fixed assets.

(e)	Other expenses in the thirteen weeks ended May 5, 2019 are made up of: $150 in recruitment fees to build executive management team and Board of Directors. Other expenses in the thirteen weeks ended May 6, 2018 are made up of: (1) $94 in fees and cost associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $8 in travel and logistical cost associated with the offering; (3) $32 in costs related to the offering and finance fees; and (4) $82 in accounting fees related to the offering.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures, including the following:

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Sales made at Company operated showrooms, including shop in shops, are recognized at the point of sale when payment is tendered, and ownership is transferred to the customer, which may occur after the sale. Sales of merchandise via the Internet are recognized upon receipt and verification of payment and shipment of the merchandise to the customer. We expect to continue to experience growth in net sales and Internet sales to increase as a percentage to total sales.

Gross Profit

Gross profit is equal to our net sales less cost of merchandise sold. Gross profit as a percentage of our net sales is referred to as gross margin. We expect fiscal 2020 gross profit margin to be lower than fiscal 2019 gross profit margin relating to the continued impact of product and margin shift, tariffs and investment into warehousing and distribution infrastructure to support growth. The 10% tariff is being mitigated in total dollars but will have impact on margin percent.  We are still evaluating the impact on our financials of the tariff increasing to 25%. If the increase in tariffs to 25% remains in effect for this fiscal year, we do not anticipate any impact of the 15% increase impacting our gross margin until end of third quarter this fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs, other than marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity based compensation, financing related expense and public company expenses. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.

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

As a result of our IPO, we incurred additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, other rules implemented by the SEC and applicable Nasdaq stock exchange rules. These rules and regulations have substantially increased our legal and financial compliance costs, made certain financial reporting and other activities more time-consuming and costlier, and have required our management and other personnel to devote substantial time to these requirements. In this regard, we have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Advertising and Marketing

Advertising and marketing expense include digital, social, and traditional marketing initiatives, that cover all of our business channels. Advertising and marketing expense will continue to increase as a percentage to sales as we continue to invest in advertising and marketing which has accelerated sales growth. We expect to continue to maintain our advertising and marketing investments at 10%-12% on an annual basis. The investment by quarter may vary greatly.

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen Weeks Ended
	May 5, 2019	May 6, 2018
Statement of Operations Data:
Net Sales	100%	100%
Cost of merchandise sold	49%	45%
Gross margin	51%	55%
Selling, general and administrative expenses	58%	57%
Advertising and marketing	13%	16%
Depreciation and amortization	3%	3%
Loss from operations	(23)%	(21)%
Interest income (expense)	1%	0%
Loss before income taxes	(22)%	(21)%
Income tax expense (benefit)	0%	0%
Net loss	(22)%	(21)%

Thirteen Weeks ended May 5, 2019 Compared to the Thirteen Weeks ended May 6, 2018

Net sales

Net sales increased $14.2 million, or 53.0%, to $41.0 million in the thirteen weeks ended May 5, 2019 compared to $26.8 million in the thirteen weeks ended May 6, 2018. The increase in net sales is primarily due to an increase in new customers, which grew by 20.0% in the thirteen weeks ended May 5, 2019 as compared to 17.5% in the thirteen weeks ended May 6, 2018 and was accompanied by an increase in the total number of units sold by approximately 69,647, which reflects a higher average order volume per customer. We had 79 and 68 showrooms open as of May 5, 2019 and May 6, 2018, respectively. We opened five additional showrooms and closed two showrooms in the thirteen weeks ended May 5, 2019. Showrooms sales increased $8.4 million, or 45.2%, to $26.9 million in the thirteen weeks ended May 5, 2019 as compared to $18.5 million in thirteen weeks ended May 6, 2018. This increase was due in large part to our comparable showroom sales increase of $5.1 million, or 31.7%, to $21.4 million in the thirteen weeks ended May 5, 2019 compared to $16.2 million in thirteen weeks ended May 6, 2018. Retail sales per selling square foot increased $96, or 31.4%, to $401 in the thirteen weeks ended May 5, 2019 compared to $305 in the thirteen weeks ended May 6, 2018. Internet sales (sales made directly to customers through our ecommerce channel) increased $3.9 million, or 85.3%, to $8.5 million in the thirteen weeks ended May 5, 2019 compared to $4.6 million for the thirteen weeks ended May 6, 2018. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the opening of additional showrooms, the redesign of our showrooms and our increased advertising and marketing initiatives. Other sales, which include shop in shop sales, increased $1.9 million, or 52.5%, to $5.6 million in the thirteen weeks ended May 5, 2019 as compared to $3.7 million in the thirteen weeks ended May 6, 2018. This increase was due in large part to our increase in the use of shop in shops. We expect to continue to experience healthy growth in net sales and Internet sales to increase as a percentage of total sales.

Gross profit

Gross profit increased $6.3 million, or 43.3%, to $21.0 million in the thirteen weeks ended May 5, 2019 from $14.6 million in the thirteen weeks ended May 6, 2018. Gross margin decreased to 51.3% of net sales in the thirteen weeks ended May 5, 2019 from 54.7% of net sales in the thirteen weeks ended May 6, 2018. The decrease in gross margin percentage of 3.4% was driven primarily by the 10% tariffs. The decrease in gross margin was partially offset by reduced costs of our Sactionals and Sacs products. The decrease in costs of our Sactionals and Sacs products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills.

We expect fiscal 2020 gross profit margin to be lower than fiscal 2019 gross profit margin relating to the continued impact of product and margin shift, tariffs and investment into warehousing and distribution infrastructure to support growth. In fiscal 2020, the 10% tariff is being mitigated in total dollars but will have impact on margin percent. We are still evaluating the impact on our financial performance of the tariff increasing to 25%. If the increase in tariffs to 25% remains in effect for this fiscal year, we do not anticipate any impact of the 15% increase impacting our gross margin until end of third quarter this fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $8.7 million, or 57.0%, to $23.9 million in the thirteen weeks ended May 5, 2019 compared to $15.2 million in the thirteen weeks ended May 6, 2018. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $2.1 million, $0.5 million of increased rent associated with our net addition of 3 showrooms, $2.0 million of expenses related to the increase in sales such as $0.2 million of credit card fees, $1.2 million of showroom and web related selling expenses, $0.2 million of web affiliate program and web platform hosting commissions and $0.5 million of shop in shop sales agent fees. Overhead expenses increased $1.2 million to support company initiatives and public company expenses and equity based compensation increased $2.9 million.

Selling, general and administrative expenses were 58.3% of net sales in the thirteen weeks ended May 5, 2019 compared to 56.8% of net sales in the thirteen weeks ended May 6, 2018. The increase in selling, general and administrative expenses of 1.5% of net sales and was driven largely by increases in equity based compensation, public company costs and infrastructure investments. We expect to leverage total selling, general and administrative expenses as a percentage of sales as sales volumes continue to grow. We expect to invest in infrastructure over the next 18 months to support the Company’s growth. We believe these investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging occurring after the period of investment.

Advertising and Marketing

Advertising and marketing expenses increased $1.0 million, or 22.3%, to $5.4 million in the thirteen weeks ended May 5, 2019 compared to $4.4 million in the thirteen weeks ended May 6, 2018. The increase in advertising and marketing costs relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. We expect to continue to maintain our advertising and marketing investments at 10% to 12% on an annual basis. The investment by quarter may vary greatly. Advertising and marketing expenses were 13.2% of net sales in the thirteen weeks ended May 5, 2019 compared to 16.5% of net sales in the thirteen weeks ended May 6, 2018. The reduction in media percentage is largely due to a shift to buying media nationally as well as introducing 15 second spots into our television - advertising mix.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.4 million or 59.0% in the thirteen weeks ended May 5, 2019 to $1.1 million compared to $0.7 million in the thirteen weeks ended May 6, 2018. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest income (expense), net

Interest income (expense), net reflects $0.2 million of earnings related to the net proceeds from the IPO partially offset by an immaterial amount of interest expense related to unused line fees on the Company’s line of credit for the thirteen weeks ended May 5, 2019. The decrease in interest expense from prior year was the result of no borrowings under the line of credit and interest income earned on the net proceeds from the initial public offering.

Income tax expense

Income tax expense was less than 0.04% of sales for the thirteen weeks ended May 5, 2019 and May 6, 2018, respectively.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, inventory, accounts receivable, accounts payable and other current liabilities and customer deposits. When borrowing, our borrowings generally increase in our third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and cash generated from the IPO and our May 2019 public offering are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirteen weeks ended
(dollar thousands)	May 5, 2019	May 6, 2018
Condensed Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(8,160)	$(5,588)
Net cash used in investing activities	(2,008)	(2,853)
Net cash (used in) provided by financing activities	(3,191)	1,207
Net change in cash and cash equivalents	(13,359)	(7,234)
Cash and cash equivalents at the end of the period	35,712	1,942

Net Cash Used In Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, loss on disposal of property and equipment, equity based compensation, deferred rent, and non-cash interest expense and the effect of changes in working capital and other activities.

In the thirteen weeks ended May 5, 2019, net cash used by operating activities was $8.2 million and consisted of changes in operating assets and liabilities of $3.4 million, a net loss of $9.1 million, and non-cash items of $4.4 million. Working capital and other activities consisted primarily of increases in inventory of $4.8 million, prepaid expenses of $0.4 million and accounts receivable of $1.0 million, partially offset by an increase in accounts payable and accrued expenses of $2.5 million, and customer deposits of $0.3 million.

In the thirteen weeks ended May 6, 2018, net cash used by operating activities was $5.6 million and consisted of changes in operating assets and liabilities of $1.1 million, a net loss of $5.7 million, and non-cash items of $1.2 million. Working capital and other activities consisted primarily of increases in inventory of $2.2 million and accounts receivable of $0.6 million, partially offset by a decrease in prepaid expense of $0.3 million and increases in accounts payable and accrued expenses of $1.2 million and customer deposits of $0.2 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.

For the thirteen weeks ended May 5, 2019, capital expenditures were $2.0 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

For the thirteen weeks ended May 6, 2018, capital expenditures were $2.8 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

Net Cash (Used In) Provided By Financing Activities

Financing activities consist primarily of taxes paid for the net settlement of equity awards and net proceeds from the existing revolving line of credit.

For the thirteen weeks ended May 5, 2019, net cash used in financing activities was $3.2 million.

For the thirteen weeks ended May 6, 2018, net cash provided by financing activities was $1.2 million.

Revolving Line of Credit

On February 6, 2018, we entered a five-year, secured revolving credit facility with Wells. The credit facility permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of May 5, 2019, the Company’s borrowing availability under the line of credit with Wells was $13.4 million. As of May 5, 2019, there were no borrowings outstanding on this line of credit.

Contractual Obligations

We generally enter into long term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of May 5, 2019, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment agreements	$2,905,640	$2,905,640	$-	$-	$-
Operating leases	57,597,017	5,844,545	24,354,920	13,940,258	13,457,294
Total	$60,502,657	$8,750,185	$24,354,920	$13,940,258	$13,457,294

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 5, 2019, except for operating leases and employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our audited consolidated financial statements included in the Annual Report on Form 10-K filed on May 3, 2019 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirteen weeks ended May 5, 2019.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, ASU 2015-14 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which for the Company is fiscal 2020. Earlier application is permitted. The Company adopted the guidance beginning in the first quarter of fiscal 2020 using the modified retrospective method. Except for the required financial statement disclosures, there was no impact to the Company’s condensed consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, which for the Company is, fiscal 2020. Early adoption is permitted, including adoption in an interim period. The Company adopted the guidance retrospectively effective February 4, 2019, which did not have a material effect on the Company’s consolidated financial position and results of operations.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, which for the Company is fiscal 2021, with early adoption permitted. Management is currently evaluating the impact ASU No. 2016-02 will have on the Company’s consolidated financial statements and the notes thereto going forward. We anticipate that adopting this standard will have a material impact on our consolidated balance sheet as we have a significant number of operating leases.

 In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. Management is currently evaluating the impact ASU 2018-07 will have on these consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

On February 4, 2019, we adopted ASC 606 by using the modified-retrospective method and we implemented new controls which enabled us to prepare our financial statements under ASC 606. An adjustment was not required and a change to the prior revenue recognition process and policy to adopt the new standard was not necessary. There were no other changes in our internal control over financial reporting during the thirteen weeks ended May 5, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including the new controls implemented in the first quarter of fiscal 2020 relating to issuances and changes to our financial instruments.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: June 18, 2019		Chief Executive Officer

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: June 18, 2019		Executive Vice President and Chief Financial Officer