Form 10-Q
period 2019-08-04
Lovesac Co
filed 2019-09-13
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2019

or

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

As of September 11, 2019, there were 14,538,586 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

AUGUST 4, 2019

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of August 4, 2019 (unaudited) and February 3, 2019	1

	Condensed Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended August 4, 2019 and August 5, 2018 (unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 4, 2019 and August 5, 2018 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

Part II. OTHER INFORMATION		37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

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

ii

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 4, 2019	February 3, 2019
	(unaudited)

Assets
Current Assets
Cash and cash equivalents	$44,202,352	$49,070,952
Trade accounts receivable	5,580,954	3,955,124
Merchandise inventories	40,656,908	26,154,314
Prepaid expenses and other current assets	7,032,106	5,933,872
Total Current Assets	97,472,320	85,114,262
Property and Equipment, Net	20,431,956	18,595,079

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	1,075,690	942,331
Deferred financing costs, net	182,559	219,071
Total Other Assets	1,401,811	1,304,964
Total Assets	$119,306,087	$105,014,305

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$17,670,642	$16,836,816
Accrued expenses	4,950,806	3,701,090
Payroll payable	2,233,444	2,269,834
Customer deposits	1,553,085	1,059,957
Sales taxes payable	645,918	750,922
Total Current Liabilities	27,053,895	24,618,619
Deferred Rent	1,682,953	1,594,179
Line of credit	-	31,373
Total Liabilities	28,736,848	26,244,171

Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of August 4, 2019 and February 3, 2019.	-	-
Common Stock $.00001 par value, 40,000,000 shares authorized, and 14,538,586 shares issued and outstanding as of August 4, 2019, 13,588,568 shares issued and outstanding as of February 3, 2019, respectively.	145	136
Additional paid-in capital	167,399,679	141,727,807
Accumulated deficit	(76,830,585)	(62,957,809)
Stockholders’ Equity	90,569,239	78,770,134
Total Liabilities and Stockholders’ Equity	$119,306,087	$105,014,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen weeks ended		Twenty - six weeks ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

Net sales	$48,146,415	$33,249,012	$89,104,778	$60,017,810
Cost of merchandise sold	23,861,242	15,410,442	43,827,110	27,532,067
Gross profit	24,285,173	17,838,570	45,277,668	32,485,743
Operating expenses
Selling, general and administrative expenses	21,956,376	20,454,183	45,817,988	35,648,687
Advertising and marketing	6,069,903	3,594,868	11,459,233	8,002,655
Depreciation and amortization	1,205,796	758,684	2,271,413	1,428,829
Total operating expenses	29,232,075	24,807,735	59,548,634	45,080,171

Operating loss	(4,946,902)	(6,969,165)	(14,270,966)	(12,594,428)
Interest income (expense), net	169,327	(435)	403,890	(58,420)
Net loss before income taxes	(4,777,575)	(6,969,600)	(13,867,076)	(12,652,848)
Benefit (provision) for income taxes	6,576	-	(5,700)	-
Net loss	$(4,770,999)	$(6,969,600)	$(13,872,776)	$(12,652,848)

Net loss per common share:
Basic and diluted	$(0.33)	$(3.71)	$(0.99)	$(5.29)

Weighted average number of common shares outstanding:
Basic and diluted	14,331,185	9,077,549	14,000,565	7,571,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

condensed CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the THIRTEEN AND twenty-six weeks ended August 4, 2019 and August 5, 2018

	Common		Preferred		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – February 4, 2018	6,064,500	$61	1,018,600	$10	$79,891,835	$(56,253,453)	$23,638,453

Net loss	-	-	-	-	-	(5,683,248)	(5,683,248)
Equity based compensation	-	-	-	-	295,239	-	295,239
Vested restricted stock units	13,126	-	-	-	-	-	-
Balance – May 6, 2018	6,077,626	$61	1,018,600	$10	$80,187,074	$(61,936,701)	$18,250,444

Net loss	-	-	-	-	-	(6,969,600)	(6,969,600)
Equity based compensation	-	-	-	-	2,038,864	-	2,038,864
Preferred stock conversion	3,287,441	33	(1,018,600)	(10)	(23)	-	-
Initial public offering, net	4,025,000	40	-	-	58,908,512	-	58,908,552
Vested restricted stock units	61,577	1	-	-	(1)	-	-
Balance – August 5, 2018	13,451,644	$135	-	$-	$141,134,426	$(68,906,301)	$72,228,260

Balance – February 3, 2019	13,588,568	$136	-	$-	$141,727,807	$(62,957,809)	$78,770,134

Net loss	-	-	-	-	-	(9,101,777)	(9,101,777)
Equity based compensation	-	-	-	-	3,222,563	-	3,222,563
Vested restricted stock units	158,329	2	-	-	(3,164,134)	-	(3,164,132)
Exercise of warrants	5,138	-	-	-	4,000	-	4,000
Balance – May 5, 2019	13,752,035	$138	-	$-	$141,790,236	$(72,059,586)	$69,730,788

Net loss	-	-	-	-	-	(4,770,999)	(4,770,999)
Equity based compensation	-	-	-	-	170,536	-	170,536
Vested restricted stock units	14,443	-	-	-	(179,086)	-	(179,086)
Issuance of common shares, net	750,000	7	-	-	25,609,993	-	25,610,000
Exercise of warrants	22,108	-	-	-	8,000	-	8,000
Balance – August 4, 2019	14,538,586	$145	-	-	$167,399,679	$(76,830,585)	$90,569,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Twenty-six weeks ended
	August 4, 2019	August 5, 2018

Cash Flows from Operating Activities
Net loss	$(13,872,776)	$(12,652,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,147,743	1,350,493
Amortization of intangible assets	123,670	78,336
Amortization of deferred financing fees	36,512	84,661
Net (gain) loss on disposal of property and equipment	(166,865)	6,139
Equity based compensation	3,393,099	2,334,104
Deferred rent	88,774	251,643
Changes in operating assets and liabilities:
Accounts receivable	(1,625,830)	(1,229,087)
Merchandise inventories	(14,502,594)	(8,598,437)
Prepaid expenses and other current assets	(1,098,234)	268,482
Accounts payable and accrued expenses	1,942,148	3,521,298
Customer deposits	493,128	1,290,383
Net Cash Used in Operating Activities	(23,041,225)	(13,294,833)
Cash Flows from Investing Activities
Purchase of property and equipment	(4,117,755)	(6,033,856)
Payments for patents and trademarks	(257,029)	(243,249)
Proceeds from disposal of property and equipment	300,000	-
Net Cash Used in Investing Activities	(4,074,784)	(6,277,105)
Cash Flows from Financing Activities
Proceeds from issuance of common shares, net	25,610,000	58,908,552
Taxes paid for net share settlement of equity awards	(3,343,218)	(7,902)
Proceeds from exercise of warrants	12,000	-
Principal paydowns on the line of credit, net	(31,373)	(405)
Payments of deferred financing costs	-	(292,095)
Net Cash Provided by Financing Activities	22,247,409	58,608,150
Net Change in Cash and Cash Equivalents	(4,868,600)	39,036,212
Cash and Cash Equivalents – Beginning	49,070,952	9,175,951
Cash and Cash Equivalents – End	$44,202,352	$48,212,163

Supplemental Cash Flow Disclosures
Cash paid for interest	$24,045	$38,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2019 AND AUGUST 5, 2018

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION, OPERATIONS AND LIQUIDITY

The condensed consolidated balance sheet of The Lovesac Company (the “Company”) as of February 3, 2019, which has been derived from our audited financial statements as of and for the 52-week year ended February 3, 2019, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in our audited condensed consolidated financial statements for the fiscal year ended February 3, 2019.

Due to the seasonality of the Company’s business, with the majority of our activity occurring in the second half of the fiscal year, the results of operations for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018 are not necessarily indicative of results to be expected for the full fiscal year.

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

The Company designs and sells foam filled furniture, sectional couches, and related accessories throughout the world. As of August 4, 2019, the Company operated 80 leased retail showrooms located throughout the United States. In addition, the Company operates a retail Internet website and does business to business transactions through its wholesale operations.

The Company has incurred significant operating losses and used cash in its operating activities since inception. Operating losses have resulted from inadequate sales levels for the cost structure and expenses as a result of expanding into new markets, opening new showrooms, and investments into advertising, marketing and infrastructure to support increases in revenues. The Company continues to open new retail showrooms in larger markets to increase sales levels and invest in advertising and marketing initiatives to increase brand awareness. Of course, there can be no assurance that anticipated sales levels will be achieved.

On June 22, 2018, the board of directors of the Company approved a 1-for-2.5 reverse stock split of the Company’s shares of common stock. The reverse stock split became effective immediately prior to the closing of its initial public offering (“IPO”). All stock amounts included in these financial statements have been adjusted to reflect this reverse stock split.

On June 27, 2018, the Company completed its IPO, selling 4,025,000 shares of common stock at a price of $16.00 per share. Net proceeds to the Company from the offering were approximately $58.9 million after legal and underwriting expenses. The Company believes that based on its current sales and expense levels, projections for the next twelve months, the credit facility with Wells Fargo Bank, see Note 7, and the proceeds from the IPO, as well as the follow-on offering that was completed on May 21, 2019 in which the Company received approximately $25.6 million (see below), the Company will have sufficient working capital to cover operating cash needs through the twelve-month period from the financial statement issuance date.

On October 29, 2018, certain selling stockholders conducted a secondary offering of 2,220,000 shares of common stock of the Company. The Company did not sell any shares or receive any proceeds from the sale of the common stock by the selling stockholders.

On May 21, 2019, the Company and certain of the Company’s stockholders completed a primary and secondary public offering of an aggregate of 2,500,000 shares of common stock, which included 750,000 shares offered by the Company and 1,750,000 shares offered by certain selling stockholders of the Company, at a public offering price of $36.00 per share. Net proceeds to the Company from the offering were approximately $25.6 million after legal and underwriting expenses. On May 29, 2019, the underwriters also exercised an option to purchase up to an additional 375,000 shares of common stock from the selling stockholders. The Company did not receive any proceeds from the sale of the common stock by the selling stockholders.

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

The following new accounting pronouncements were adopted in fiscal 2020:

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, ASU 2015-14 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which for the Company is fiscal 2020. We reviewed substantially all our contracts and other revenue streams and determined that while the application of the new standard did not have a material change in the amount of or timing for recognizing revenue, it did have a significant impact on our financial statement disclosures which are further discussed in Note 12 – Revenue Recognition.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company adopted the guidance retrospectively effective February 4, 2019, which did not have a material effect on the Company’s condensed consolidated financial position and results of operations.

The following new accounting pronouncements, and related impacts on adoption are being evaluated by the Company:

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. This standard will be effective beginning with our fiscal 2021. Management is currently evaluating the impact ASU No. 2016-02 will have on these condensed consolidated financial statements. We anticipate that adopting this standard will have a material impact on our condensed consolidated balance sheet as we have a significant number of operating leases.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. Management is currently evaluating the impact ASU 2018-07 will have on these condensed consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS, NET

A summary of intangible assets follows:

		August 4, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	10 Years	$1,560,947	$(787,571)	$773,376
Trademarks	3 Years	971,004	(668,690)	302,314
Other Intangibles	5 Years	839,737	(839,737)	-
Total		$3,371,688	$(2,295,998)	$1,075,690

		February 3, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	10 Years	$1,406,336	$(744,715)	$661,621
Trademarks	3 Years	868,586	(589,248)	279,338
Other Intangibles	5 Years	839,737	(838,365)	1,372
Total		$3,114,659	$(2,172,328)	$942,331

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $74,087 and $40,182 and $123,670 and $78,336 for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018 respectively.

As of August 4, 2019, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

Remainder of Fiscal 2020	$123,060
2021	238,230
2022	197,106
2023	96,161
2024	92,558
2025	92,434
Thereafter	236,141
$1,075,690

NOTE 4 – INCOME TAXES

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating losses for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

NOTE 5 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

The following table presents the calculation of loss per share for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018:

	For the thirteen weeks ended
	August 4, 2019	August 5, 2018
Numerator:
Net loss - Basic and diluted	$(4,770,999)	$(6,969,600)
Preferred dividends and deemed dividends	-	(26,731,079)
Net loss attributable to common shares	(4,770,999)	(33,700,679)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	14,331,185	9,077,549
Basic and diluted net loss per share	$(0.33)	$(3.71)

	For the twenty-six weeks ended
	August 4, 2019	August 5, 2018
Numerator:
Net loss - Basic and diluted	$(13,872,776)	$(12,652,848)
Preferred dividends and deemed dividends	-	(27,424,079)
Net loss attributable to common shares	(13,872,776)	(40,076,927)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	14,000,565	7,571,377
Basic and diluted net loss per share	$(0.99)	$(5.29)

Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.

As of August 4, 2019, there were 1,650,767, of potentially dilutive shares which may be issued in the future, including 116,281 shares of common stock related to restricted stock units, 495,366 stock options and warrants to purchase 1,039,120 shares of common stock. As of August 5, 2018, there were 1,509,044 of potentially dilutive shares which may be issued in the future, including 428,319 shares of common stock relating to restricted stock and warrants to purchase 1,080,725 shares of common stock. These were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

NOTE 6 – COMMITMENTS, CONTINGENCY AND RELATED PARTIES

Operating Lease Commitments

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through January 2029. Monthly payments related to these leases range from $2,500 to $30,000.

Expected future annual minimum rental payments under these leases follow:

Remainder 2020	$4,921,419
2021	9,121,489
2022	8,282,380
2023	7,959,246
2024	7,684,356
2025	6,645,422
Thereafter	13,995,840
Total	$58,610,152

Legal Contingency

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Related Parties

Mistral Capital Management, LLC (“Mistral”), an affiliate of the largest stockholder of the Company, performs management services for the Company under a contractual agreement. Management fees totaled approximately $100,000 and $200,000 for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018 respectively, and are included in selling, general and administrative expenses. There were no amounts payable to Mistral as of August 4, 2019 and February 3, 2019. In addition, the Company reimbursed Mistral for expenses incurred in the amount of $39,000 and $0 for management related fees for the twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively. There were no such reimbursements during the thirteen weeks ended August 4, 2019 and August 5, 2018, respectively. Management fees related to the IPO were $500,000 for the thirteen and twenty-six weeks ended August 5, 2018 and are included in selling, general and administrative expenses. There were no such management fees for the thirteen and twenty-six weeks ended August 4, 2019.

Satori Capital, LLC (“Satori”), an affiliate of two stockholders of the Company since April 2017, performs management services for the Company under a contractual agreement. Management fees totaled approximately $25,000 and $50,000 for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018 respectively, and are included in selling, general and administrative expenses. Amounts payable to Satori as of August 4, 2019 and February 3, 2019 were $25,000 and $0 respectively and are included in accounts payable on the accompanying condensed balance sheets. Management fees related to the IPO were $125,000 for the thirteen and twenty-six weeks ended August 5, 2018 and are included in selling, general and administrative expenses. There were no such management fees for the thirteen and twenty-six weeks ended August 4, 2019.

The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral and an affiliate of Schottenstein Stores Corporation, an indirect investor in SAC Acquisition LLC, our largest shareholder, to evaluate a transition plan to convert to the Blueport platform. Certain directors are members and principals of Mistral or employees of Schottenstein Stores Corporation. The Company launched the Blueport platform in February 2018. There were $430,335 and $218,270 of fees incurred with Blueport sales transacted through the Commerce platform and on the conversion of the Commerce platform during the thirteen weeks ended August 4, 2019 and August 5, 2018 and $767,831 and $551,543 during the twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively. Amounts payable to Blueport as of August 4, 2019 and February 3, 2019 were $0 and $93,210, respectively, and are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

On February 6, 2018, the Company established a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of August 4, 2019, and August 5, 2018, the Company’s borrowing availability under the line of credit with Wells Fargo was $15.8 million and $10.5 million, respectively. As of August 4, 2019, there were no borrowings outstanding on this line of credit.

Under the line of credit with Wells, the Company may elect that revolving loans bear interest at a rate per annum equal to the base rate plus the applicable margin or the LIBOR rate plus the applicable margin. The applicable margin is based on tier’s relating to the quarterly average excess availability. The tiers range from 2.00% to 2.25%. The loan agreement calls for certain covenants including a timing of the financial statement's threshold and a minimum excess availability threshold. On May 3, 2018, the Company elected a one-month revolving loan with a maturity date of June 4, 2018, that bears interest at the LIBOR rate plus the applicable margin for an all-in-rate of 3.1875%. The one-month revolving loan matured and was paid in full on June 4, 2018.

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

There were 281,750 warrants, with a five-year term, issued to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company’s IPO. These warrants were valued using the Black-Scholes model, and remain outstanding as of August 4, 2019.

In the third quarter of fiscal 2019, the Company amended and restated warrants totaling 56,077 with a three-year term, valued using the Black-Scholes model. The Company recorded the difference between the fair value of the new warrants compared to the old warrants as a deemed dividend of $408,919. These warrants were exercised in September 2018.

In fiscal 2020, the Company issued 18,166 warrants to a third party in connection with previous equity raise. These warrants were valued using the Black-Scholes model, with similar assumptions to the June 2018 warrants. The warrants had a fair value of approximately $130,000. Of these warrants, 17,396 were exercised on May 14, 2019.

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

The following represents warrant activity during the twenty-six weeks ended August 4, 2019 and August 5, 2018:

	Average Exercise Price	Number of Warrants	Weighted Average Remaining Life
Warrants Outstanding at February 4, 2018	$17.18	930,054	3.24
Warrants issued	19.00	1,080,725	3.67
Expired and canceled	17.18	(930,054)	3.20
Exercised	-	-	-
Warrants Outstanding at August 5, 2018	$19.00	1,080,725	3.42
Warrants Outstanding at February 3, 2019	$16.83	1,067,475	2.93
Warrants issued	16.00	18,166	2.40
Expired and canceled	-	-	-
Exercised	16.00	(46,521)	(2.15)
Warrants Outstanding at August 4, 2019	$16.83	1,039,120	2.43

The majority of the 46,521 warrants exercised in fiscal 2020 were cashless, whereby the holders received less shares of common stock in lieu of a cash payment the Company, which resulted in the issuance of 27,246 common shares.

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

In October 2017, the Company granted 258,000 Restricted Stock Units to certain officers of the Company with a fair value of $2,792,849. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on January 31, 2018, and twenty-five percent on each of the next three anniversaries of that initial vesting date. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen and twenty-six weeks ended August 4, 2019 related to these grants. Due to an accelerated vesting clause in these specific grants, all the unvested time and performance units vested on March 21, 2019. There are no unvested units under these grants as of August 4, 2019.

In March 2018, the Company granted 52,504 Restricted Stock Units to certain executive employees of the Company with a fair value of $568,356. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on May 1, 2018, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. As of August 4, 2019, there were 26,250 unvested units outstanding related to this grant. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen and twenty-six weeks ended August 4, 2019, related to these grants.

On May 10, 2018, the Company granted 188,917 Restricted Stock Units to certain officers of the Company with a fair value of $2,800,695. The unit vesting is based on both time and performance. The time vesting units vest twenty-five percent on the closing of the offering, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. There were no Restricted Stock Units cancelled, forfeited, or expired during the thirteen and twenty-six weeks ended August 4, 2019 related to these grants. Due to an accelerated vesting clause in these specific grants, all the unvested time and performance units vested on March 21, 2019. There are no unvested units under these grants as of August 4, 2019.

On June 20, 2018, the Company granted 68,378 Restricted Stock Units to certain executive and non-executive employees of the Company with a fair value of $1,014,046 of which 15,666 Restricted Stock Units, immediately vested. The unit vesting is based on both time and performance. The time and performance vesting units will vest twenty-five percent on July 1, 2019, and July 1, 2020 and between twenty-five to thirty-five percent on July 1, 2021. The performance vesting units will only vest upon the achievement of certain benchmarks. As of August 4, 2019, there were 29,243 unvested units outstanding related to this grant. There were 9,798 Restricted Stock Units forfeited and no units cancelled or expired from this grant during the twenty-six weeks ended August 4, 2019.

In September 2018, the Company granted 10,500 Restricted Stock Units to a certain executive employee of the Company with a fair value of $250,950. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on October 4, 2018, and twenty-five percent on January 31st of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. As of August 4, 2019, there were 5,250 unvested units outstanding related to this grant. There were no Restricted Stock Units cancelled, forfeited or expired from this grant during the thirteen and twenty-six weeks ended August 4, 2019.

In January 2019, the Company granted 10,500 Restricted Stock Units to a certain executive employee of the Company with a fair value of $246,120. The unit vesting was based on both time and performance. The time vesting units vest twenty-five percent on January 31, 2020, and twenty-five percent on January 31st of each of the following three years. The performance vesting units vest annually upon the achievement of certain benchmarks. As of August 4, 2019, there were 10,500 unvested units outstanding related to this grant. There were no Restricted Stock Units cancelled, forfeited or expired from this grant during the thirteen and twenty-six weeks ended August 4, 2019.

In March 2019, the Company granted 8,780 Restricted Stock Units to certain non-executive employees of the Company with a fair value of $264,015. The unit vesting is based on both time and performance. The time and performance vesting units will vest fifteen percent on July 1, 2020, 25% on both July 1, 2021 and July 1, 2022 and 35% on July 1, 2023. The performance vesting units will only vest upon the achievement of certain benchmarks. As of August 4, 2019, there were 6,620 unvested units outstanding related to this grant. There were 2,160 units forfeited from this grant and no units cancelled or expired during the thirteen and twenty-six weeks ended August 4, 2019.

In June 2019, the Company granted 38,318 Restricted Stock Units to certain officers of the Company with a fair value of $1,420,448. The unit vesting is based on both time and performance. The time and performance vesting units will vest 33.33% percent on June 5, 2020, June 5, 2021 and June 5, 2022. The performance vesting units will only vest upon the achievement of certain benchmarks. As of August 4, 2019, there were 38,318 unvested units outstanding related to this grant. There were no units forfeited, cancelled or expired during the thirteen and twenty-six weeks ended August 4, 2019.

In July 2019, the Company granted 100 Restricted Stock Units to a certain non-executive employee of the Company with a fair value of $3,131. The unit vesting is based on both time and performance. The time and performance vesting units will vest fifteen percent on July 1, 2020, 25% on both July 1, 2021 and July 1, 2022 and 35% on July 1, 2023. The performance vesting units will only vest upon the achievement of certain benchmarks. As of August 4, 2019, there were 100 unvested units outstanding related to this grant. There were no units forfeited, cancelled or expired from this grant during the thirteen and twenty-six weeks ended August 4, 2019.

In June 2019, the Company granted 495,366 Non statutory Stock options to certain officers of the Company with an option price of $38.10 per share. 100% of the stock options are subject to vesting on the first trading day after the date on which the closing price of the Company’s stock price has been at least $75 for 60 consecutive trading days so long as this goal has been attained by June 5, 2022 or the options will terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest.

A summary of the status of our stock options as of August 4, 2019, and the changes during the twenty-six weeks ended August 4, 2019 is presented below:

Twenty-six weeks ended August 4, 2019
	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at February 3, 2019	-	$-
Granted	495,366	38.10
Exercised	-	-
Canceled and forfeited	-	-
Expired	-	-
Vested	-	-
Outstanding at August 4, 2019	495,366	$38.10	2.84	$-
Exercisable at the end of the period	-	$-	-	$-

A summary of the status of our unvested restricted stock units as of August 4, 2019, and changes during the twenty-six weeks then ended, is presented below:

	Number of shares	Weighted Average grant date fair value
Unvested at February 3, 2019	377,286	$11.16
Granted	47,198	35.76
Forfeited	(14,018)	17.58
Vested	(294,185)	12.59
Unvested at August 4, 2019	116,281	$24.23

Equity based compensation expense was approximately $0.2 million and $3.4 million and for the thirteen and twenty-six weeks ended August 4, 2019 and $2.0 million and $2.3 million and for the thirteen and twenty-six weeks ended August 5, 2018, respectively. In the thirteen and twenty-six weeks ended August 4, 2019, all the unvested restricted stock units for certain senior executives of the Company vested according to the accelerated vesting trigger in their restricted stock unit agreements. The triggering event was the market capitalization of the Company post IPO, exceeding $300 million for 60 consecutive trading days and the expiration of the lockup- period. This accelerated vesting resulted in equity-based compensation in the amount of $2.9 million.

The total unrecognized restricted stock unit compensation cost related to non-vested awards was $1,138,151 as of August 4, 2019 and will be recognized in operations over a weighted average period of 2.36 years.

NOTE 9 – EMPLOYEE BENEFIT PLAN

In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All employees of The Lovesac Company (except for union employees and nonresident aliens) will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan were $116,880 and $88,995 for the thirteen weeks ended August 4, 2019 and August 5, 2018 and $191,112 and $150,224 for the twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018

Sactionals	$38,326,150	$25,295,132	$71,172,237	$43,214,765
Sacs	9,635,818	7,137,560	15,549,243	15,072,300
Other	184,447	816,320	2,383,298	1,730,745

	$48,146,415	$33,249,012	$89,104,778	$60,017,810

NOTE 11 – BARTER ARRANGEMENTS

The Company entered into a bartering arrangement with Icon International, Inc., a vendor, whereas the Company provided inventory in exchange for media credits. During fiscal 2018, the Company exchanged $577,326 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $534,407 which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet. The Company had $307,417 of unused media credits remaining as of February 4, 2018 that were used in full during fiscal 2019. During the thirteen weeks ending August 4, 2019, the Company exchanged inventory with an estimated fair value of $530,196 plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $530,196 which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet. The Company has $530,196 of unused media credits remaining as of August 4, 2019.

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

NOTE 12 – REVENUE RECOGNITION

We implemented ASU 2015-04, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), in the first quarter of fiscal 2020 using modified retrospective method, which required the company to apply the new guidance retrospectively to revenue transactions completed on or after the effective date. Adopting this new standard had no material financial impact on our condensed consolidated financial statements but did result in enhanced presentation and disclosures.

Our revenue consists substantially of product sales. We report product sales net of discounts and recognize them at the point in time when control transfers to the customer, which occurs upon shipment is confirmed.

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. We record estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the statement of operations and an increase in inventory and customers returns liability on the balance sheet. As of August 4, 2019, there was a returns allowance recorded on the balance sheet in the amount $327,165, which was in accrued expenses and $83,942 associated with sales returns in merchandise inventories.

In some cases, deposits are received before the company transfers control, resulting in contract liabilities. These contract’s liabilities are reported as deposits on the Company’s balance sheet. As of August 4, 2019, and February 3, 2019, the Company recorded under customer deposit liabilities the amount of $1.6 million and $1.1 million, respectively. During the twenty-six weeks ended August 4, 2019, we recognized $1.1 million related to our customer deposits from fiscal 2019.

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

The Company does not adjust revenue for the effects of any financing components if the contract has a duration of one year or less, as the Company receives payment from the customer within one year from when it transferred control of the related goods.

The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms and through the internet. The other channel predominantly represents sales through the use of pop up shops that typically average ten days at a time and are staffed with associates trained to demonstrate and sell our product. The following represents sales disaggregated by channel:

	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018
Showrooms	$31,261,694	$23,023,323	$58,186,775	$41,572,726
Internet	9,456,513	5,515,304	17,915,483	10,081,791
Other	7,428,208	4,710,385	13,002,520	8,363,293
	$48,146,415	$33,249,012	$89,104,778	$60,017,810

See Note 10 for sales disaggregated by product.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to August 4, 2019 through the date the condensed consolidated financial statements were issued.

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

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Sales of this product have been increasing on an annual basis, representing $9.6 million and $15.5 million in the thirteen and twenty-six weeks ended August 4, 2019, as compared to $7.1 million and $15.1 million for the thirteen and twenty-six weeks ended August 5, 2018. We are currently reviewing our allocation methodology of the application of product discounts to each product segment of our business which we believe will provide a more comparative view of product category growth on a go forward basis.

Our Sactionals product line currently represents a majority of our sales. Sactionals are a couch system that consists of two components, seats and sides, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. We believe that these high quality premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales. Our Sactionals represented 79.6% and 79.9% of our sales for the thirteen and twenty-six weeks ended August 4, 2019, respectively or $38.3 million and $71.2 million as compared to 76.1% and 72.0% of sales for the thirteen and twenty-six weeks ended August 5, 2018 or $25.3 million and $43.2 million, respectively. We are currently reviewing our allocation methodology of the application of product discounts to each product segment of our business which we believe will provide a more comparative view of product category growth on a go forward basis.

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

We believe that our products complement one another and have generated a loyal customer base, evidenced by our recent estimate that 38% of our transactions in fiscal 2019 were from repeat customers. We believe the strength of our brand is reflected in the number of customers who routinely share their purchases of Lovesac products with their friends through social media, often displaying our logos or company name in their posts. Our customers include celebrities and other influencers who support our brand through postings made on an uncompensated and unsolicited basis. As of August 4, 2019, we had approximately 811,000 followers on Facebook and 379,000 followers on Instagram.

We currently market and sell our products through 80 showrooms at top tier malls, lifestyle centers and street locations in 32 states in the U.S. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to require just 498 to 1,350 square feet for each showroom.

As part of our direct to consumer sales approach, we also sell our products through our ecommerce platform. We believe our products are uniquely suited to this channel. Our foam-based Sacs can be reduced to one-eighth of their normal size and each of our Sactionals components weighs less than 50 pounds upon shipping. With furniture especially suited to ecommerce applications, our sales completed through this channel accounted for 19.6% and 20.1% of our total sales for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively, up from 16.6% and 16.8% for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively. Our showrooms and other direct advertising and marketing efforts work in concert to drive customer conversion in ecommerce.

Despite the increase in sales of both our Sacs and Sactionals, net losses were $4.8 million and $13.9 million for the thirteen and twenty-six weeks ended August 4, 2019, respectively and $7.0 million and $12.7 million for the thirteen and twenty-six weeks ended August 5, 2018, respectively primarily due to increased spending on showrooms, advertising, marketing and financing related costs.

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

We have also enhanced our sales through the use of pop up shops and shop in shops. The pop up shop showrooms display select Sacs and Sactionals and are staffed with associates trained to demonstrate and sell our products. Unlike the pop up shops which are 10-day shows, and pop up locations, shop in shops will be designed to be in permanent locations carrying the same digital technology of our showrooms and will be staffed with associates trained to demonstrate and sell our products. We have an ongoing working relationship with Costco to operate pop up shop showrooms that typically average ten days at a time. The pop up shop showrooms display select Sacs and Sactionals and are staffed with associates trained to demonstrate and sell our products. Due to the success of our roadshows, we worked with Costco to bring an eighteen-day Internet roadshow to Costco.com, in which our products were offered for purchase through the Costco.com website. The Costco.com Internet roadshow generated nearly $750,000 in the eighteen days and due to the success, we have scheduled an additional two Internet roadshows that will occur before the end of fiscal 2020. In the thirteen and twenty-six weeks ended August 4, 2019, we hosted over 209 and 368 pop up shop showrooms at Costco locations respectively; up from 137 and 257 Costco ship-in-shops hosted in the thirteen and twenty-six weeks ended August 5, 2018, respectively. We continue to explore other shop in shop and pop up shop partnerships and opportunities to promote our products and facilitate customers interacting with our products in the real world. Other sales which includes pop up shop sales accounted for 15.4% and 14.6% of our total sales for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively, up from 14.2% and 13.9% for the thirteen and twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively.

SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our summary condensed consolidated financial and other data as of and for the periods indicated. The condensed consolidated statement of operations data and the condensed consolidated statement of cash flow data for the thirteen and twenty-six weeks ended August 4, 2019 and the summary condensed consolidated balance sheet data as of August 4, 2019, are derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed consolidated financial statements.

The summarized financial information presented below is derived from and should be read in conjunction with our audited condensed consolidated financial statements including the notes to those financial statements and our unaudited condensed consolidated financial statements including the notes to those financial statements both of which are included elsewhere in this Quarterly Report filed on Form 10-Q along with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our future results.

	Thirteen weeks ended		Twenty - six weeks ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018
(dollars in thousands, except share and per share data)
Condensed Consolidated Statement of Operations Data:
Net Sales
Showrooms	$31,262	$23,023	$58,187	$41,573
Internet	9,457	5,515	17,915	10,082
Other	7,428	4,710	13,003	8,363
Total net sales	48,146	33,249	89,105	60,018

Cost of merchandise sold	23,861	15,410	43,277	27,532

Gross profit	24,285	17,839	45,278	32,486
Operating Expenses
Selling, general and administrative expenses	21,956	20,454	45,818	35,649
Advertising and marketing	6,070	3,595	11,459	8,003
Depreciation and amortization	1,206	759	2,271	1,429

Total operating expenses	29,232	24,808	59,549	45,081

Operating loss	(4,947)	(6,969)	(14,271)	(12,594)

Interest income (expense), net	169	(1)	404	(58)

Net loss before taxes	(4,778)	(6,970)	(13,867)	(12,653)

Benefit (provision) for income taxes	7	-	(6)	-

Net Loss	$(4,771)	$(6,970)	$(13,873)	$(12,653)
Net Loss Attributable to Common Stockholders (a)	$(4,771)	$(33,701)	$(13,873)	$(40,077)
Numerator: (a)
Net loss- Basic and diluted	$(4,771)	$(6,970)	$(13,873)	$(12,653)
Preferred dividends and deemed dividends	-	(26,731)	-	(27,424)
Net loss attributable to common shares	$(4,771)	$(33,701)	$(13,873)	$(40,077)

Net Loss per Common Share:
Net loss per common share (basic and diluted) (1)(2)	$(0.33)	$(3.71)	$(0.99)	$(5.29)

Weighted average number of common shares for basic and diluted net loss per share	14,331,185	9,077,549	14,000,565	7,571,377

	Thirteen weeks ended	Twenty-six ended	Thirteen weeks ended	Twenty-six weeks ended
(dollars in thousands)	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018
EBITDA (3)(4)	$(3,741)	$(6,211)	$(12,000)	$(11,166)
Adjusted EBITDA (3)(4)	$(3,299)	$(2,010)	$(7,962)	$(6,199)

	Twenty-six weeks ended
(dollar in thousands)	August 4, 2019	August 5, 2018
Condensed Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(23,041)	$(13,295)
Net cash used in investing activities	(4,075)	(6,277)
Net cash provided by financing activities	22,247	58,608
Net change in cash and cash equivalents	(4,869)	39,036
Cash and cash equivalents at the end of the period	44,202	48,212

(1)	For the calculation of basic and diluted net loss per share, see Note 5 and Note 8 to our condensed consolidated financial statements. The weighted average number of common shares used in computing net loss per common share gives the effect of the 1-for-2.5 reverse stock split of our common stock that occurred immediately prior to the closing of our IPO.

(2)	For the thirteen and twenty-six weeks ended August 5, 2018, our net loss per common share increased as a result of the inducement offer made to preferred stockholders.

(3)	EBITDA (as defined below) and Adjusted EBITDA, our “Non-GAAP Measures”, are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance. We expect to continue to experience positive Adjusted EBITDA dollars for fiscal 2020.

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

(4)	We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include management fees, equity-based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance. The following provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
(dollars in thousands)	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018
Net loss	$(4,771)	$(6,970)	$(13,873)	$(12,653)
Interest (income) expense	(169)	-	(404)	58
Benefit (provision) for income taxes	(7)	-	6	-
Depreciation and amortization	1,206	759	2,271	1,429
EBITDA	(3,741)	(6,211)	(12,000)	(11,166)
Management fees (a)(b)	133	742	297	867
Deferred rent (c)	77	128	89	252
Equity based compensation (d)	171	2,039	3,394	2,334
Net (gain) loss on the disposal of property and equipment (e)	(214)	-	(167)	6
Other non-recurring expenses (f)(g)	275	1,292	425	1,508
Adjusted EBITDA	$(3,299)	$(2,010)	$(7,962)	$(6,199)

(a)	Management fees in the thirteen weeks ended August 4, 2019 reflect monitoring fees of $133k and for the thirteen weeks ended August 5, 2018, reflect monitoring fees of $117k, and one-time IPO bonus payments of $625k, respectively.

(b)	Management fees in the twenty-six weeks ended August 4, 2019 are made up of $297k monitoring fees, Sponsorship fees in the thirteen weeks ended August 5, 2018 are made up of monitor fess of $242k, one time payments of $625k.

(c)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with GAAP, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms.

(d)	Represents expenses associated with restricted stock units and stock options granted to our management.

(e) (f)

Represents the net (gain) loss on the disposal of property and equipment.

Other expenses in the thirteen weeks ended August 4, 2019 are made up of: (1) $83 in financing fees associated with our secondary offering and (2) $192 in legal and professional fees. Other expenses in the thirteen weeks ended August 5, 2018 are made up of: (1) $176 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connections with such activities; (2) $73 in travel and logistical costs associated with the offering; (3) $88 in accounting fees related to the offering; (4) $450 in IPO bonuses paid to executives; (5) $446 in fees paid for investor relations and public relations relating to the IPO and (6) $59 in executive recruitment fees to build executive management team.

(g)	Other expenses in the twenty-six weeks ended August 4, 2019 are made up of: (1) $150 in recruitment fees to build executive management team and Board of Directors; (2) $83 in fees associated with our secondary offering financing expense and (3) $192 in legal and professional fees. Other expenses in the twenty-six weeks ended August 5, 2018 are made up of: (1) $201 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $84 in travel and logistical costs associated with the offering; (3) $198 in accounting fees related to the offering; (4) $450 in IPO bonuses paid to executives; (5) $479 in fees paid for investor relations and public relations relating to the IPO and (6) $96 in executive recruitment fees to build executive management team.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures, including the following:

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Sales made at Company operated showrooms, including pop up shops, are recognized at the point of sale when payment is tendered, and ownership is transferred to the customer, which may occur after the sale. Sales of merchandise via the Internet are recognized upon receipt and verification of payment and shipment of the merchandise to the customer. We expect to continue to experience growth in net sales and Internet sales to increase as a percentage to total sales, with fiscal 2020 growth to be between 40% and 45% over fiscal 2019.

Gross Profit

Gross profit is equal to our net sales less cost of merchandise sold. Gross profit as a percentage of our net sales is referred to as gross margin. We expect fiscal 2020 gross profit margin to be lower than fiscal 2019 gross profit margin relating to the continued impact of product and margin shift, tariffs and investment into warehousing and distribution infrastructure to support growth. The 10% tariff is being mitigated in total dollars but will have impact on margin percent.  We are still evaluating the impact on our financials of the tariff increasing to 25%. If the increase in tariffs to 25% remains in effect for this fiscal year, we do not anticipate any impact of the 15% increase impacting our gross margin until the end of third quarter this fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity based compensation, financing related expense and public company expenses. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.

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

Advertising and Marketing

Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives that cover all of our business channels. Advertising and marketing expense will continue to increase as a percentage to sales as we continue to invest in advertising and marketing which has accelerated sales growth. We expect to continue to maintain our advertising and marketing investments at 10%-12% on an annual basis. The investment by quarter may vary greatly.

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2019	August 5, 2018	August 4, 2019	August 5, 2018
Statement of Operations Data:
Net Sales	100%	100%	100%	100%
Cost of merchandise sold	50%	46%	49%	46%
Gross profit	50%	54%	51%	54%
Selling, general and administrative expenses	46%	61%	51%	59%
Advertising and marketing	13%	11%	13%	13%
Depreciation and amortization	3%	2%	3%	2%
Operating loss	-10%	-20%	-16%	-21%
Interest income (expense), net	0%	0%	0%	0%
Net loss before taxes	-10%	-20%	-16%	-21%
Benefit (provision) for income taxes	0%	0%	0%	0%
Net loss	-10%	-20%	-16%	-21%

Thirteen weeks ended August 4, 2019 Compared to the Thirteen weeks ended August 5, 2018

Net sales

Net sales increased $14.9 million, or 44.8%, to $48.1 million in the thirteen weeks ended August 4, 2019 compared to $33.2 million in the thirteen weeks ended August 5, 2018. The increase in net sales is primarily due to an increase in the total number of units sold by approximately 57,618, which reflects a higher average order volume per customer and was accompanied by an increase in new customers, which grew by 15.9% in the thirteen weeks ended August 4, 2019 as compared to 37.1% in the thirteen weeks ended August 5, 2018. We had 80 and 72 showrooms open as of August 4, 2019 and August 5, 2018, respectively. We opened two additional showrooms and closed zero showrooms in the thirteen weeks ended August 4, 2019. Showrooms sales increased $8.2 million, or 35.8%, to $31.3 million in the thirteen weeks ended August 4, 2019 as compared to $23.0 million in thirteen weeks ended August 5, 2018. This increase was due in large part to our comparable showroom sales increase of $6.1 million, or 31.8%, to $25.3 million in the thirteen weeks ended August 4, 2019 compared to $19.2 million in thirteen weeks ended August 5, 2018. Retail sales per selling square foot increased $58, or 15.0%, to $444 in the thirteen weeks ended August 4, 2019 compared to $386 in the thirteen weeks ended August 5, 2018. Internet sales (sales made directly to customers through our ecommerce channel) increased $3.9 million, or 71.5%, to $9.5 million in the thirteen weeks ended August 4, 2019 compared to $5.5 million for the thirteen weeks ended August 5, 2018. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the opening of additional showrooms, the redesign of our showrooms and our increased advertising and marketing initiatives. Other sales, which include pop up shop sales, increased $2.7 million, or 57.7%, to $7.4 million in the thirteen weeks ended August 4, 2019 as compared to $4.7 million in the thirteen weeks ended August 5, 2018. This increase was due in large part to our increase in the use of pop up shops. We expect to continue to experience healthy growth in net sales and Internet sales to increase as a percentage of total sales.

Gross profit

Gross profit increased $6.4 million, or 36.1%, to $24.3 million in the thirteen weeks ended August 4, 2019 from $17.8 million in the thirteen weeks ended August 5, 2018. Gross margin decreased to 50.4% of net sales in the thirteen weeks ended August 4, 2019 from 53.7% of net sales in the thirteen weeks ended August 5, 2018. The decrease in gross margin percentage of 3.2% was driven primarily by the impact of the 10% China tariffs. The decrease in gross margin was partially offset by reduced costs of our Sactionals and Sacs products. The decrease in costs of our Sactionals and Sacs products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills in addition to an ongoing shift of manufacturing to Vietnam.

We expect fiscal 2020 gross profit margin to be lower than fiscal 2019 gross profit margin relating to the continued impact of product and margin shift, tariffs and investment into warehousing and distribution infrastructure to support growth. In fiscal 2020, the effect of 10% tariffs are being mitigated in total dollars but will have impact on margin percent.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.5 million, or 7.3%, to $22.0 million in the thirteen weeks ended August 4, 2019 compared to $20.5 million in the thirteen weeks ended August 5, 2018. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $1.4 million, $0.8 million of increased rent associated with our net addition of 2 showrooms, $3.6 million of expenses related to the increase in sales such as $0.5 million of credit card fees, $2.3 million of showroom and web related selling expenses, $0.2 million of web affiliate program and web platform hosting commissions and $0.6 million of pop up shop sales agent fees. Overhead expenses decreased $4.3 million consisting of a decrease in IPO related expenses of $1.3 million, management fees of $0.7 million, one-time professional fees of $0.3 million, net loss on the disposal of property and equipment of $0.1 million and equity-based compensation $1.9 million.

Selling, general and administrative expenses were 45.6% of net sales in the thirteen weeks ended August 4, 2019 compared to 61.5% of net sales in the thirteen weeks ended August 5, 2018. The decrease in selling, general and administrative expenses of 15.9% of net sales and was driven largely by decreases in equity-based compensation and IPO related expenses, partially offset by infrastructure investments such as increased headcount, supply chain optimization efforts and technology enhancements to support increased sales growth.

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

Advertising and Marketing

Advertising and marketing expenses increased $2.5 million, or 68.8%, to $6.1 million in the thirteen weeks ended August 4, 2019 compared to $3.6 million in the thirteen weeks ended August 5, 2018. The increase in advertising and marketing costs relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. We expect to continue to maintain our advertising and marketing investments at 10% to 12% on an annual basis. The investment by quarter may vary greatly. Advertising and marketing expenses were 12.6% of net sales in the thirteen weeks ended August 4, 2019 compared to 10.8% of net sales in the thirteen weeks ended August 5, 2018. The increase in media percentage is largely due to additional media tests and running both 15 and 30 second spots into our television - advertising mix.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.4 million or 58.9% in the thirteen weeks ended August 4, 2019 to $1.2 million compared to $0.8 million in the thirteen weeks ended August 5, 2018. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest income (expense), net

Interest income (expense), net reflects $0.2 million of earnings related to the net proceeds from the IPO partially offset by an immaterial amount of interest expense related to unused line fees on the Company’s line of credit for the thirteen weeks ended August 4, 2019. The increase in interest income (expense) from prior year was the result of no borrowings under the line of credit and interest income earned on the net proceeds from both the secondary and initial public offering.

Benefit (provision) for income taxes

Income tax provision was less than 0.04% of sales for the thirteen weeks ended August 4, 2019 and August 5, 2018, respectively.

Twenty-six weeks ended August 4, 2019 Compared to the Twenty-six weeks ended August 5, 2018

Net sales

Net sales increased $29.1 million, or 48.5%, to $89.1 million in the twenty-six ended August 4, 2019 compared to $60.0 million in the twenty-six weeks ended August 5, 2018. The increase in net sales is primarily due to an increase in the total number of units sold by approximately 126,485, which reflects a higher average order volume per customer and was accompanied by an increase in new customers, which grew by 17.8% in the twenty-six weeks ended August 4, 2019 as compared to 28.3% in the twenty six weeks ended August 5, 2018. We had 80 and 72 showrooms open as of August 4, 2019 and August 5, 2018, respectively. We opened seven additional showrooms and closed two showrooms in the twenty-six weeks ended August 4, 2019. Showrooms sales increased $16.6 million, or 40.0%, to $58.2 million in the twenty-six weeks ended August 4, 2019 as compared to $41.6 million in twenty-six weeks ended August 5, 2018. This increase was due in large part to our comparable showroom sales increase of $11.0 million, or 31.0%, to $46.7 million in the twenty-six weeks ended August 4, 2019 compared to $35.6 million in the twenty-six weeks ended August 5, 2018. Retail sales per selling square foot increased $164, or 23.9%, to $848 in the twenty-six weeks ended August 4, 2019 compared to $684 in the twenty-six weeks ended August 5, 2018. Internet sales (sales made directly to customers through our ecommerce channel) increased $7.8 million, or 77.7%, to $17.9 million in the twenty-six weeks ended August 4, 2019 compared to $10.1 million for the twenty-six weeks ended August 5, 2018. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the opening of additional showrooms, the redesign of our showrooms and our increased advertising and marketing initiatives. Other sales, which include pop up shop sales, increased $4.6 million, or 55.4%, to $13.0 million in the twenty-six weeks ended August 4, 2019 as compared to $8.4 million in the twenty-six weeks ended August 5, 2018. This increase was due in large part to our increase in the use of pop up shops. We expect to continue to experience healthy growth in net sales and Internet sales to increase as a percentage of total sales.

Gross profit

Gross profit increased $12.8 million, or 39.4%, to $45.3 million in the twenty-six weeks ended August 4, 2019 from $32.5 million in the twenty-six weeks ended August 5, 2018. Gross margin decreased to 50.8% of net sales in the twenty-six weeks ended August 4, 2019 from 54.1% of net sales in the twenty-six weeks ended August 5, 2018. The decrease in gross margin percentage of 3.3% was driven primarily by the impact of 10% China tariffs. The decrease in gross margin was partially offset by reduced costs of our Sactionals and Sacs products. The decrease in costs of our Sactionals and Sacs products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills in addition to an ongoing shift of manufacturing to Vietnam.

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased $10.2 million, or 28.5%, to $45.8 million in the twenty-six weeks ended August 4, 2019 compared to $35.6 million in the twenty-six weeks ended August 5, 2018. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $3.5 million, $1.3 million of rent associated with our net addition of 5 showrooms, equity based compensation of $1.1 million and $7.3 million of expenses related to the increase in sales such as $0.7 million of credit card fees, $5.1 million of showroom and web related selling expenses, $0.4 million of web affiliate program and web platform hosting commissions, $1.1 million of pop up shop sales agent fees. Overhead expenses decreased $3.0 million related to IPO fees related to the public offering of $1.5 million, reduction in one-time professional fees of $0.9 million and one time IPO bonuses of $0.6 million.

Selling, general and administrative expenses were 51.4% of net sales in the twenty-six weeks ended August 4, 2019 compared to 59.4% of net sales in the twenty-six weeks ended August 5, 2018. The decrease in selling, general and administrative expenses of 8.0% of net sales and was driven largely by decreases in equity based compensation and IPO related expenses, partially offset by infrastructure investments such as increased headcount, supply chain optimization efforts and technology enhancements to support increased sales growth.

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

Advertising and Marketing

Advertising and marketing expenses increased $3.5 million, or 43.2%, to $11.5 million in the twenty-six weeks ended August 4, 2019 compared to $8.0 million in the twenty-six weeks ended August 5, 2018. The increase in advertising and marketing costs relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. We expect to continue to maintain our advertising and marketing investments at 10% to 12% on an annual basis. The investment by quarter may vary greatly. Advertising and marketing expenses were 12.9% of net sales in the twenty-six weeks ended August 4, 2019 compared to 13.3% of net sales in the twenty-six weeks ended August 5, 2018. The reduction in media percentage is largely due to a shift to buying media nationally as well as introducing 15 second spots into our television - advertising mix.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.8 million or 59.0% in the twenty-six weeks ended August 4, 2019 to $2.3 million compared to $1.4 million in the twenty-six weeks ended August 5, 2018. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest income (expense), net

Interest income (expense), net reflects $0.4 million of earnings related to the net proceeds from the IPO partially offset by an immaterial amount of interest expense related to unused line fees on the Company’s line of credit for the twenty-six weeks ended August 4, 2019. The increase in interest income (expense) from prior year was the result of no borrowings under the line of credit and interest income earned on the net proceeds from both the secondary and initial public offering.

Benefit (provision) for income taxes

Income tax provision was less than 0.04% of sales for the twenty-six weeks ended August 4, 2019 and August 5, 2018, respectively.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. Our primary cash needs are for Advertising and marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, inventory, accounts receivable, accounts payable and other current liabilities and customer deposits. When borrowing, our borrowings generally increase in our third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and cash generated from the IPO and our May 2019 public offering are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Twenty-six weeks ended
	August 4, 2019	August 5, 2018
Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(23,041)	$(13,295)
Net cash used in investing activities	(4,075)	(6,277)
Net cash provided by financing activities	22,247	58,608
Net change in cash and cash equivalents	(4,869)	39,036
Cash and cash equivalents at the end of the period	44,202	48,212

Net Cash Used In Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, loss on disposal of property and equipment, equity based compensation, deferred rent, and non-cash interest expense and the effect of changes in working capital and other activities.

In the twenty-six weeks ended August 4, 2019, net cash used by operating activities was $23.0 million and consisted of changes in operating assets and liabilities of $14.8 million, a net loss of $13.8 million, and adjustments to reconcile net loss to cash used in operating activities of $5.6 million. Working capital and other activities consisted primarily of increases in inventory of $14.5 million, prepaid expenses of $1.1 million and accounts receivable of $1.6 million, partially offset by an increase in accounts payable and accrued expenses of $1.9 million, and customer deposits of $0.5 million.

In the twenty-six weeks ended August 5, 2018, net cash used by operating activities was $13.3 million and consisted of changes in operating assets and liabilities of $4.8 million, a net loss of $12.6 million, and adjustments to reconcile net loss to cash used in operating activities of $4.1 million. Working capital and other activities consisted primarily of increases in inventory of $8.6 million and accounts receivable of $1.2 million, partially offset by a decrease in prepaid expense of $0.3 million and increases in accounts payable and accrued expenses of $3.5 million and customer deposits of $1.3 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.

For the twenty-six weeks ended August 4, 2019, capital expenditures were $4.1 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks offset by proceeds from disposal of property and equipment.

For the twenty-six weeks ended August 5, 2018, capital expenditures were $6.3 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

Net Cash Provided By Financing Activities

Financing activities consist primarily of the net proceeds from stock offerings and taxes paid for the net settlement of equity awards.

For the twenty-six weeks ended August 4, 2019, net cash provided by financing activities was $22.2 million.

For the twenty-six weeks ended August 5, 2018, net cash provided by financing activities was $58.6 million.

Revolving Line of Credit

On February 6, 2018, we entered a five-year, secured revolving credit facility with Wells. The credit facility permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of August 4, 2019, the Company’s borrowing availability under the line of credit with Wells was $15.8 million. As of August 4, 2019, there were no borrowings outstanding on this line of credit.

Contractual Obligations

We generally enter into long term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of August 4, 2019, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment agreement	$2,905,640	$2,905,640	$-	$-	$-
Operating leases	58,610,152	4,921,419	25,363,115	14,329,778	13,995,840
Total	$61,515,792	$7,827,059	$25,363,115	$14,329,778	$13,995,840

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of August 4, 2019, except for operating leases and employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our audited condensed consolidated financial statements included in the Annual Report on Form 10-K filed on May 3, 2019 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the twenty-six weeks ended August 4, 2019.

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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, which for the Company is, fiscal 2020. Early adoption is permitted, including adoption in an interim period. The Company adopted the guidance retrospectively effective February 4, 2019, which did not have a material effect on the Company’s condensed consolidated financial position and results of operations.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, which for the Company is fiscal 2021, with early adoption permitted. Management is currently evaluating the impact ASU No. 2016-02 will have on the Company’s condensed consolidated financial statements and the notes thereto going forward. We anticipate that adopting this standard will have a material impact on our condensed consolidated balance sheet as we have a significant number of operating leases.

 In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. Management is currently evaluating the impact ASU 2018-07 will have on these condensed consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

On February 4, 2019, we adopted ASC 606 by using the modified-retrospective method and we implemented new controls which enabled us to prepare our financial statements under ASC 606. An adjustment was not required and a change to the prior revenue recognition process and policy to adopt the new standard was not necessary. There were no other changes in our internal control over financial reporting during the thirteen and twenty-six weeks ended August 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: September 13, 2019		Chief Executive Officer

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: September 13, 2019		Executive Vice President and Chief Financial Officer