Form 10-Q
period 2019-11-03
Lovesac Co
filed 2019-12-18
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2019

or

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

As of December 16, 2019, there were 14,538,586 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

NOVEMBER 3, 2019

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of November 3, 2019 (unaudited) and February 3, 2019	1

	Condensed Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended November 3, 2019 and November 4, 2018 (unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen and thirty-nine weeks ended November 3, 2019 and November 4, 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 3, 2019 and November 4, 2018 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

Part II. OTHER INFORMATION		36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

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

ii

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3, 2019	February 3, 2019
	(unaudited)

Assets
Current Assets
Cash and cash equivalents	$27,896,406	$49,070,952
Trade accounts receivable	8,581,102	3,955,124
Merchandise inventories	50,206,326	26,154,314
Prepaid expenses and other current assets	8,715,638	5,933,872
Total Current Assets	95,399,472	85,114,262
Property and Equipment, Net	21,838,589	18,595,079

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	1,200,274	942,331
Deferred financing costs, net	164,303	219,071
Total Other Assets	1,508,139	1,304,964
Total Assets	$118,746,200	$105,014,305

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$18,971,289	$16,836,816
Accrued expenses	5,120,624	3,701,090
Payroll payable	3,385,340	2,269,834
Customer deposits	3,427,184	1,059,957
Sales taxes payable	893,917	750,922
Total Current Liabilities	31,798,354	24,618,619
Deferred Rent	2,498,124	1,594,179
Line of credit	-	31,373
Total Liabilities	34,296,478	26,244,171

Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of November 3, 2019 and February 3, 2019, respectively.	-	-
Common Stock $0.00001 par value, 40,000,000 shares authorized and 14,538,586 shares issued and outstanding as of November 3, 2019, and 13,588,568 shares issued and outstanding as of February 3, 2019, respectively.	145	136
Additional paid-in capital	168,028,472	141,727,807
Accumulated deficit	(83,578,895)	(62,957,809)
Stockholders’ Equity	84,449,722	78,770,134
Total Liabilities and Stockholders’ Equity	$118,746,200	$105,014,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2019	November 4, 2018	November 3, 2019	November 4, 2018

Net sales	$52,097,232	$41,685,929	$141,202,010	$101,703,739
Cost of merchandise sold	25,843,532	18,799,108	69,670,642	46,331,175
Gross profit	26,253,700	22,886,821	71,531,368	55,372,564
Operating expenses
Selling, general and administrative expenses	24,484,791	19,329,422	70,302,779	54,978,109
Advertising and marketing	7,258,284	5,164,699	18,717,517	13,167,354
Depreciation and amortization	1,377,659	1,084,180	3,649,072	2,513,009
Total operating expenses	33,120,734	25,578,301	92,669,368	70,658,472

Operating loss	(6,867,034)	(2,691,480)	(21,138,000)	(15,285,908)
Interest income, net	134,416	200,862	538,306	142,442
Net loss before taxes	(6,732,618)	(2,490,618)	(20,599,694)	(15,143,466)
Provision for income taxes	(15,692)	-	(21,392)	-
Net loss	$(6,748,310)	$(2,490,618)	$(20,621,086)	$(15,143,466)

Net loss per common share:
Basic and diluted	$(0.46)	$(0.22)	$(1.45)	$(4.51)

Weighted average number of common shares outstanding:
Basic and diluted	14,538,586	13,465,882	14,179,995	9,536,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2019 AND NOVEMBER 4, 2018

	Common		Preferred		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - February 4, 2018	6,064,500	$61	1,018,600	$10	$79,891,835	$(56,253,453)	$23,638,453

Net loss	-	-	-	-	-	(5,683,248)	(5,683,248)
Equity based compensation	-	-	-	-	295,239	-	295,239
Vested restricted stock units	13,126	-	-	-	-	-	-
Balance – May 6, 2018	6,077,626	$61	1,018,600	$10	$80,187,074	$(61,936,701)	$18,250,444

Net loss	-	-	-	-	-	(6,969,600)	(6,969,600)
Equity based compensation	-	-	-	-	2,038,864	-	2,038,864
Preferred stock conversion	3,287,441	33	(1,018,600)	(10)	(23)	-	-
Initial public offering, net	4,025,000	40	-	-	58,908,512	-	58,908,552
Vested restricted stock units	61,577	1	-	-	(1)	-	-
Balance – August 5, 2018	13,451,644	$135	-	$-	$141,134,426	$(68,906,301)	$72,228,260

Net loss	-	-	-	-	-	(2,490,618)	(2,490,618)
Equity based compensation	50,000	-	-	-	515,739	-	515,739
Preferred stock conversion	-	-	-	-	-	-	-
Exercise of warrants	31,580	-	-	-	-	-	-
Vested restricted stock units	2,044	-	-	-	-	-	-
Balance – November 4, 2018	13,535,268	$135	-	$-	$141,650,165	$(71,396,919)	$70,253,381

Balance - February 3, 2019	13,588,568	$136	-	$-	$141,727,807	$(62,957,809)	$78,770,134

Net loss	-	-	-	-	-	(9,101,777)	(9,101,777)
Equity based compensation	-	-	-	-	3,222,563	-	3,222,563
Vested restricted stock units	158,329	2	-	-	(3,164,134)	-	(3,164,132)
Exercise of warrants	5,138	-	-	-	4,000	-	4,000
Balance - May 5, 2019	13,752,035	$138	-	$-	$141,790,236	$(72,059,586)	$69,730,788

Net loss	-	-	-	-	-	(4,770,999)	(4,770,999)
Equity based compensation	-	-	-	-	170,536	-	170,536
Vested restricted stock units	14,443		-	-	(179,086)	-	(179,086)
Issuance of common shares, net	750,000	7	-	-	25,609,993	-	25,610,000
Exercise of warrants	22,108	-	-	-	8,000	-	8,000
Balance – August 4, 2019	14,538,586	$145	-	$-	$167,399,679	$(76,830,585)	$90,569,239

Net loss	-	-	-	-	-	(6,748,310)	(6,748,310)
Equity based compensation	-	-	-	-	627,879	-	627,879
Tax payments received on vested restricted stock units					914		914
Balance – November 3, 2019	14,538,586	$145	-	-	$168,028,472	$(83,578,895)	$84,449,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Thirty-nine weeks ended
	November 3, 2019	November 4, 2018

Cash Flows from Operating Activities
Net loss	$(20,621,086)	$(15,143,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,457,737	2,374,743
Amortization of other intangible assets	191,335	138,266
Amortization of deferred financing fees	54,768	102,917
Net (gain) loss on disposal of property and equipment	(166,865)	6,139
Equity based compensation	4,020,978	2,849,842
Deferred rent	903,945	382,353
Changes in operating assets and liabilities:
Accounts receivable	(4,625,978)	(108,136)
Merchandise inventories	(24,052,012)	(12,977,256)
Prepaid expenses and other current assets	(2,781,766)	(190,920)
Accounts payable and accrued expenses	4,812,508	6,726,184
Customer deposits	2,367,227	1,615,798
Net Cash Used in Operating Activities	(36,439,209)	(14,223,536)
Cash Flows from Investing Activities
Purchase of property and equipment	(6,834,382)	(8,436,529)
Payments for patents and trademarks	(449,278)	(440,185)
Proceeds from disposal of property and equipment	300,000	-
Net Cash Used in Investing Activities	(6,983,660)	(8,876,714)
Cash Flows from Financing Activities
Proceeds from issuance of common shares, net	25,610,000	59,168,596
Payments of initial public offering issuance costs	-	(260,044)
Taxes paid for net share settlement of equity awards	(3,342,304)	(7,902)
Proceeds from sale of preferred stock and warrants, net of issuance costs	12,000	-
Paydowns of borrowings on the line of credit, net	(31,373)	(405)
Payments of deferred financing costs	-	(292,095)
Net Cash Provided by Financing Activities	22,248,323	58,608,150
Net Change in Cash and Cash Equivalents	(21,174,546)	35,507,900
Cash and Cash Equivalents - Beginning	49,070,952	9,175,951
Cash and Cash Equivalents - End	$27,896,406	$44,683,851
Supplemental Cash Flow Disclosures
Cash paid for interest	$38,632	$48,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2019 AND NOVEMBER 4, 2018

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION, OPERATIONS AND LIQUIDITY

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

Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and thirty-nine weeks ended November 3, 2019 and November 4, 2018 are not necessarily indicative of results to be expected for the full fiscal year.

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

The Company designs and sells foam filled furniture, sectional couches, and related accessories throughout the world. As of November 3, 2019, the Company operated 84leased retail showrooms located throughout the United States. In addition, the Company operates a retail Internet website and does business to business transactions through its wholesale operations.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

The following new accounting pronouncements were adopted in fiscal 2020:

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, ASU 2015-14 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which for the Company is fiscal 2020. We reviewed substantially all our contracts and other revenue streams and determined that while the application of the new standard did not have a material change in the amount of or timing for recognizing revenue, it did have a significant impact on our financial statement disclosures which are further discussed in Note 12 - Revenue Recognition.

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

The following new accounting pronouncements, and related impacts on adoption are being evaluated by the Company:

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2019-10 extended the effective date to fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. We will adopt this standard beginning with our fiscal 2021. Management has evaluated the impact ASU No. 2016-02 will have on these condensed consolidated financial statements. Based on the initial evaluation, we have determined that adopting this standard will have a material impact on our condensed consolidated balance sheet as we have a significant number of operating leases.

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

NOTE 3 - INTANGIBLE ASSETS, NET

A summary of intangible assets follows:

		November 3, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	10 Years	$1,753,196	$(814,741)	$938,455
Trademarks	3 Years	971,004	(709,185)	261,819
Other Intangibles	5 Years	839,737	(839,737)	-
Total		$3,563,937	$(2,363,663)	$1,200,274

		February 3, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	10 Years	$1,406,336	$(744,715)	$661,621
Trademarks	3 Years	868,586	(589,248)	279,338
Other Intangibles	5 Years	839,737	(838,365)	1,372
Total		$3,114,659	$(2,172,328)	$942,331

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $67,665 and $59,930 and $191,335 and $138,266 for the thirteen and thirty-nine weeks ended November 3, 2019 and November 4, 2018 respectively.

As of November 3, 2019, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

Remainder of Fiscal 2020	$68,455
2021	257,416
2022	216,417
2023	115,419
2024	111,702
2025	111,646
Thereafter	319,219
$1,200,274

NOTE 4 - INCOME TAXES

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating losses for the thirteen and thirty-nine weeks ended November 3, 2019 and November 4, 2018.

During the quarter ended November 4, 2019, the Company received a favorable ruling from the IRS regarding it’s NOL’s which had been considered an uncertain tax position in the amount of approximately $10.8 million as disclosed in the February 2, 2019 10-K. Since there is a full valuation reserve against the NOL’s, this resolution has no impact on the Company’s financial position or financial results. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during the thirteen and thirty-nine weeks ended November 3, 2019 and November 4, 2018, respectively, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

NOTE 5 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

The following table presents the calculation of loss per share for the thirteen and thirty-nine weeks ended November 3, 2019 and November 4, 2018:

	For the thirteen weeks ended
	November 3, 2019	November 4, 2018
Numerator:
Net loss - Basic and diluted	$(6,748,310)	$(2,490,618)
Preferred dividends and deemed dividends	-	(408,919)
Net loss attributable to common shares	(6,748,310)	(2,899,537)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	14,538,586	13,465,882
Basic and diluted net loss per share	$(0.46)	$(0.22)

	For the thirty-nine weeks ended
	November 3, 2019	November 4, 2018
Numerator:
Net loss - Basic and diluted	$(20,621,086)	$(15,143,466)
Preferred dividends and deemed dividends	-	(27,832,998)
Net loss attributable to common shares	(20,621,086)	(42,976,464)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	14,179,995	9,536,164
Basic and diluted net loss per share	$(1.45)	$(4.51)

Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.

As of November 3, 2019, there were 1,729,331 of potentially dilutive shares which may be issued in the future, including 194,845 shares of common stock related to restricted stock units, 495,366 stock options and warrants to purchase 1,039,120 shares of common stock. As of November 4, 2018, there were 1,513,627 of potentially dilutive shares which may be issued in the future, including 432,902 shares of common stock relating to restricted stock and warrants to purchase 1,080,725 shares of common stock. These were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

NOTE 6 - COMMITMENTS, CONTINGENCY AND RELATED PARTIES

Operating Lease Commitments

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through November 2029. Monthly payments related to these leases range from $2,500 to $45,600.

Expected future annual minimum rental payments under these leases follow:

Remainder 2020	$2,706,162
2021	9,989,613
2022	9,461,399
2023	9,127,538
2024	9,413,991
2025	7,743,625
Thereafter	17,303,641
Total	$65,745,969

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

Related Parties

Mistral Capital Management, LLC (“Mistral”), an affiliate of the largest stockholder of the Company, performs management services for the Company under a contractual agreement. Management fees totaled approximately $100,000 and $300,000 for the thirteen and thirty-nine weeks ended November 3, 2019 and November 4, 2018 respectively, and are included in selling, general and administrative expenses. There were $11,494 and $0 amounts payable to Mistral as of November 3, 2019 and February 3, 2019, respectively. In addition, the Company reimbursed Mistral for expenses incurred in the amount of $55,113 and $0 for out of pocket expenses for the thirty-nine weeks ended November 3, 2019 and November 4, 2018, respectively. The Company reimbursed Mistral for out of pocket expenses incurred in the amount of $16,113 and $0 during the thirteen weeks ended November 3, 2019 and November 4, 2018, respectively. Management fees related to the IPO were $0 and $500,000 for the thirteen and thirty-nine weeks ended November 4, 2018 respectively, and are included in selling, general and administrative expenses. There were no such management fees related to the IPO for the thirteen and thirty-nine weeks ended November 3, 2019.

Satori Capital, LLC (“Satori”), an affiliate of two stockholders of the Company since April 2017, performs management services for the Company under a contractual agreement. Management fees totaled approximately $25,000 and $75,000 for the thirteen and thirty-nine weeks ended November 3, 2019 and November 4, 2018 respectively, and are included in selling, general and administrative expenses. There were no amounts payable to Satori as of November 3, 2019 and February 3, 2019. Management fees related to the IPO were $0 and $125,000 for the thirteen and thirty-nine weeks ended November 4, 2018 respectively, and are included in selling, general and administrative expenses. There were no such management fees for the thirteen and thirty-nine weeks ended November 3, 2019.

The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral and an affiliate of Schottenstein Stores Corporation, an indirect investor in SAC Acquisition LLC, our largest shareholder, to evaluate a transition plan to convert to the Blueport platform. Certain directors are members and principals of Mistral or employees of Schottenstein Stores Corporation. The Company launched the Blueport platform in February 2018. There were $435,000 and $262,349 of fees incurred with Blueport sales transacted through the Commerce platform and on the conversion of the Commerce platform during the thirteen weeks ended November 3, 2019 and November 4, 2018 and $1,202,831 and $813,892 during the thirty-nine weeks ended November 3, 2019 and November 4, 2018, respectively. Amounts payable to Blueport as of November 3, 2019 and February 3, 2019 were $137,500 and $93,210, respectively, and are included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 7 - FINANCING ARRANGEMENTS

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

On February 6, 2018, the Company established a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of November 3, 2019, and November 4, 2018, the Company’s borrowing availability under the line of credit with Wells Fargo was $13.5 million and $11.3 million, respectively. As of November 3, 2019, there were no borrowings outstanding on this line of credit.

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

NOTE 8 - STOCKHOLDERS’ EQUITY

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

There were 281,750 warrants, with a five-year term, issued to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company’s IPO. These warrants were valued using the Black-Scholes model, and remain outstanding as of November 3, 2019.

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

The warrants may be exercised at any time following the date of issuance during the period prior to their expiration date. The fair value of each warrant is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on comparable Companies’ historical volatility, with consideration of the Company’s volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances. The risk-free rate is based on the U.S. treasury yield in effect at the time of the grant.

The following represents warrant activity during the thirty-nine weeks ended November 3, 2019 and November 4, 2018:

	Average Exercise Price	Number of Warrants	Weighted Average Remaining Life
Warrants Outstanding at February 4, 2018	$17.18	930,054	3.24
Warrants issued	18.56	1,136,802	3.65
Expired and canceled	17.18	(930,054)	(3.20)
Exercised	9.13	(56,077)	2.68
Warrants Outstanding at November 4, 2018	$16.83	1,080,725	3.17
Warrants Outstanding at February 3, 2019	$16.83	1,067,475	2.93
Warrants issued	16.00	18,166	2.40
Expired and canceled	-	-	-
Exercised	16.00	(46,521)	(2.15)
Warrants Outstanding at November 3, 2019	$16.83	1,039,120	2.18

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

A summary of the status of our stock options as of November 3, 2019, and the changes during the thirty-nine weeks ended November 3, 2019 is presented below:

Thirty-nine weeks ended Nov 3, 2019
	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at February 3, 2019	-	$-
Granted	495,366	38.10
Exercised	-	-
Canceled and forfeited	-	-
Expired	-	-
Vested	-	-
Outstanding at November 3, 2019	495,366	$38.10	2.59	$-
Exercisable at the end of the period	-	$-	-	$-

A summary of the status of our unvested restricted stock units as of November 3, 2019, and changes during the thirty-nine weeks then ended, is presented below:

	Number of shares	Weighted Average grant date fair value
Unvested at February 3, 2019	377,286	$11.16
Granted	130,898	23.63
Forfeited	(19,154)	16.93
Vested	(294,185)	12.59
Unvested at November 3, 2019	194,845	$20.94

Equity based compensation expense was approximately $0.6 million and $4.0 million and for the thirteen and thirty-nine weeks ended November 3, 2019 and $0.5 million and $2.1 million and for the thirteen and thirty-nine weeks ended November 4, 2018, respectively. In the thirteen and thirty-nine weeks ended November 3, 2019, all the unvested restricted stock units for certain senior executives of the Company vested according to the accelerated vesting trigger in their restricted stock unit agreements. The triggering event was the market capitalization of the Company post IPO, exceeding $300 million for 60 consecutive trading days and the expiration of the lockup- period. This accelerated vesting resulted in equity-based compensation in the amount of $2.9 million.

The total unrecognized restricted stock unit compensation cost related to non-vested awards was $4,966,401 as of November 3, 2019 and will be recognized in operations over a weighted average period of 2.57years.

NOTE 9 - EMPLOYEE BENEFIT PLAN

In February 2017, the Company established the TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All employees of The Lovesac Company (except for union employees and nonresident aliens) will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan were $89,708 and $65,566 for the thirteen weeks ended November 3, 2019 and November 4, 2018 and $280,820 and $215,790 for the thirty-nine weeks ended November 3, 2019 and November 4, 2018, respectively.

NOTE 10 - SEGMENT INFORMATION

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

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2019	November 4, 2018	November 3, 2019	November 4, 2018

Sactionals	$43,118,496	$34,129,363	$114,290,733	$77,344,128
Sacs	7,808,417	6,625,190	23,357,660	21,697,490
Other	1,170,319	931,376	3,553,617	2,662,121

	$52,097,232	$41,685,929	$141,202,010	$101,703,739

NOTE 11 - BARTER ARRANGEMENTS

The Company entered into a bartering arrangement with Icon International, Inc., a vendor, whereas the Company provided inventory in exchange for media credits. During fiscal 2018, the Company exchanged $577,326 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $534,407 which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet. The Company had $307,417 of unused media credits remaining as of February 4, 2018 that were used in full during fiscal 2019. During the thirteen and thirty-nine weeks ending November 3, 2019, the Company exchanged inventory with an estimated fair value of $173,088 and $698,260 plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $698,260 which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet. The Company has $511,617 of unused media credits remaining as of November 3, 2019.

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

NOTE 12 - REVENUE RECOGNITION

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

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. We record estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the statement of operations and an increase in inventory and customers returns liability on the balance sheet. As of November 3, 2019, there was a returns allowance recorded on the balance sheet in the amount $581,109, which was in accrued expenses and $165,052 associated with sales returns in merchandise inventories.

In some cases, deposits are received before the company transfers control, resulting in contract liabilities. These contract’s liabilities are reported as deposits on the Company’s balance sheet. As of November 3, 2019, and February 3, 2019, the Company recorded under customer deposit liabilities the amount of $3,427,184 and $1,059,957 respectively. During the thirty-nine weeks ended November 3, 2019, we recognized $1,059,957 related to our customer deposits from fiscal 2019.

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

The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms and through the internet. The other channel predominantly represents sales through the use of pop-up shops that typically average ten days at a time and are staffed with associates trained to demonstrate and sell our product. The following represents sales disaggregated by channel:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2019	November 4, 2018	November 3, 2019	November 4, 2018
Showrooms	$32,473,878	$28,043,376	$90,660,653	$69,616,376
Internet	11,415,819	7,728,765	29,331,302	17,810,765
Other	8,207,535	5,913,788	21,210,055	14,276,598
	$52,097,232	$41,685,929	$141,202,010	$101,703,739

See Note 10 for sales disaggregated by product.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to November 3, 2019 through the date the condensed consolidated financial statements were issued.

On December 18, 2019, in connection with the distribution of the shares of common stock held by SAC Acquisition LLC (“SAC”), certain individuals that held options to acquire common units in SAC, which included officers of the Company, completed an offer to exchange those options for shares the Company’s common stock that SAC held prior to the exchange. As part of this exchange, SAC transferred to the Company 175,390 shares of common stock of the Company, which constituted the shares to be received by the option holders pursuant to the exchange. Subsequently, the Company issued to the former option holders who elected to participate in the exchange those shares and withheld 73,507 shares which will be treated as treasury stock in exchange for the Company paying the former option holders’ payroll taxes associated with the issuance.

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

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Sales of this product have been increasing on an annual basis, representing $7.8 million and $23.4 million in the thirteen and thirty-nine weeks ended November 3, 2019, as compared to $6.6 million and $21.7 million for the thirteen and thirty-nine weeks ended November 4, 2018. We are currently reviewing our allocation methodology of the application of product discounts to each product segment of our business which we believe will provide a more comparative view of product category growth on a go forward basis.

Our Sactionals product line currently represents a majority of our sales. Sactionals are a couch system that consists of two components, seats and sides, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. We believe that these high quality premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales. Our Sactionals represented 82.8% and 80.9% of our sales for the thirteen and thirty-nine weeks ended November 3, 2019, respectively or $43.1 million and $114.3 million as compared to 81.9% and 76.0% of sales for the thirteen and thirty-nine weeks ended November 4, 2018 or $34.1 million and $77.3 million, respectively. We are currently reviewing our allocation methodology of the application of product discounts to each product segment of our business which we believe will provide a more comparative view of product category growth on a go forward basis.

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

We believe the strength of our brand is reflected in the number of customers who routinely share their purchases of Lovesac products with their friends through social media, often displaying our logos or company name in their posts. Our customers include celebrities and other influencers who support our brand through postings made on an uncompensated and unsolicited basis. As of November 3, 2019, we had approximately 832,000 followers on Facebook and 409,000 followers on Instagram.

We currently market and sell our products through 84 showrooms at top tier malls, lifestyle centers and street locations in 32 states in the U.S. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to require just 498 to 1,350 square feet for each showroom.

As part of our direct to consumer sales approach, we also sell our products through our ecommerce platform. We believe our products are uniquely suited to this channel. Our foam-based Sacs can be reduced to one-eighth of their normal size and each of our Sactionals components weighs less than 50 pounds upon shipping. With furniture especially suited to ecommerce applications, our sales completed through this channel accounted for 21.9% and 20.8% of our total sales for the thirteen and thirty-nine weeks ended November 3, 2019 and November 4, 2018, respectively, up from 18.5% and 17.5% for the thirteen and thirty-nine weeks ended November 3, 2019 and November 4, 2018, respectively. Our showrooms and other direct advertising and marketing efforts work in concert to drive customer conversion in ecommerce.

Despite the increase in sales of both our Sacs and Sactionals, net losses were $6.7 million and $20.6 million for the thirteen and thirty-nine weeks ended November 3, 2019 respectively, and $2.5 million and $15.1 million for the thirteen and thirty-nine weeks ended November 4, 2018 respectively; primarily due to increased spending on showrooms, advertising, marketing and financing related costs.

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

Sales Channels

We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to require just 498 to 1,794 square feet for each showroom. The small footprint requirement provides a cost advantage and flexibility in locating our showrooms strategically in A-rated malls and street locations in our target markets. These logistical advantages underlie our broader tech-driven, Internet-based business model, where we leverage our showrooms as both a traditional retail channel to purchase our products and an educational center for prospective online customers to learn about and interact with our products in real time.

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

We have also enhanced our sales through the use of pop-up shops and shop in shops. The pop-up shop showrooms display select Sacs and Sactionals and are staffed with associates trained to demonstrate and sell our products. Unlike the pop-up shops which are 10-day shows, and pop-up locations, shop in shops are designed to be in permanent locations carrying the same digital technology of our showrooms and will be staffed with associates trained to demonstrate and sell our products. We have an ongoing working relationship with Costco to operate pop-up shop showrooms that typically average ten days at a time. Due to the success of our pop-up shops, we worked with Costco to bring an eighteen-day Internet pop-up shops to Costco.com, in which our products were offered for purchase through the Costco.com website. The Costco.com Internet pop-up shops generated nearly $600,000 in the eighteen days and due to the success, we have scheduled an additional Internet pop-up shop to occur before the end of fiscal 2020. In the thirteen and thirty-nine weeks ended November 3, 2019, we hosted over 192 and 560 pop-up shop showrooms at Costco locations respectively; up from 155 and 412 Costco pop-up shops hosted in the thirteen and thirty-nine weeks ended November 4, 2018, respectively. We continue to explore other shop in shop and pop-up shop partnerships and opportunities to promote our products and facilitate customers interacting with our products in the real world. Other sales which includes pop-up shop sales accounted for 15.8% and 15.0% of our total sales for the thirteen and thirty-nine weeks ended November 3, 2019, up from 14.2% and 14.0% for the thirteen and thirty-nine weeks ended November 4, 2018, respectively.

SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our summary condensed consolidated financial and other data as of and for the periods indicated. The condensed consolidated statement of operations data and the condensed consolidated statement of cash flow data for the thirteen and thirty-nine weeks ended November 3, 2019 and the summary condensed consolidated balance sheet data as of November 3, 2019, are derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed consolidated financial statements.

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

	Thirteen weeks ended		Thirty-Nine weeks ended
	November 3, 2019	November 4, 2018	November 3, 2019	November 4, 2018
(dollars in thousands, except share and per share data)
Condensed Consolidated Statement of Operations Data:
Net Sales
Showrooms	$32,474	$28,043	$90,661	$69,616
Internet	11,416	7,729	29,331	17,811
Other	8,208	5,914	21,210	14,277
Total net sales	52,098	41,686	141,202	101,704

Cost of merchandise sold	25,844	18,799	69,671	46,331

Gross profit	26,254	22,887	71,531	55,373
Operating Expenses
Selling, general and administrative expenses	24,485	19,329	70,303	54,978
Advertising and marketing	7,258	5,165	18,718	13,167
Depreciation and amortization	1,377	1,084	3,648	2,513

Total operating expenses	33,120	25,578	92,669	70,658

Operating loss	(6,866)	(2,691)	(21,138)	(15,285)

Interest income, net	134	201	538	142

Net loss before taxes	(6,732)	(2,490)	(20,600)	(15,143)

Provision for income taxes	(16)	-	(21)	-

Net Loss	$(6,748)	$(2,490)	$(20,621)	$(15,143)
Net Loss Attributable to Common Stockholders (a)	$(6,748)	$(2,899)	$(20,621)	$(42,976)
Numerator: (a)
Net loss- Basic and diluted	$(6,748)	$(2,490)	$(20,621)	$(15,143)
Preferred dividends and deemed dividends	-	(409)	-	(27,833)
Net loss attributable to common shares	$(6,748)	$(2,899)	$(20,621)	$(42,976)

Net Loss per Common Share:
Net loss per common share (basic and diluted) (1)(2)	$(0.46)	$(.22)	$(1.45)	$(4.51)

Weighted average number of common shares for basic and diluted net loss per share	14,538,586	13,465,882	14,179,995	9,536,164

	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Thirty-nine weeks ended
(dollars in thousands)	November 3, 2019	November 4, 2018	November 3, 2019	November 4, 2018
EBITDA (3)(4)	$(5,488)	$(1,607)	$(17,489)	$(12,488)
Adjusted EBITDA (3)(4)	$(3,729)	$(391)	$(11,695)	$(6,276)

	Thirty-nine weeks ended
(dollar in thousands)	November 3, 2019	November 4, 2018
Condensed Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(36,438)	$(14,223)
Net cash used in investing activities	(6,984)	(8,877)
Net cash provided by financing activities	22,247	58,608
Net change in cash and cash equivalents	(21,175)	35,508
Cash and cash equivalents at the end of the period	27,896	44,684

(1)	For the calculation of basic and diluted net loss per share, see Note 5 and Note 8 to our condensed consolidated financial statements. The weighted average number of common shares used in computing net loss per common share gives the effect of the 1-for-2.5 reverse stock split of our common stock that occurred immediately prior to the closing of our IPO.

(2)	For the thirteen and thirty-nine weeks ended November 4, 2018, our net loss per common share increased as a result of the inducement offer made to preferred stockholders.

(3)	EBITDA (as defined below) and Adjusted EBITDA, our “Non-GAAP Measures”, are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance. We expect to continue to experience positive Adjusted EBITDA dollars for fiscal 2020.

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

(4)	We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include management fees, equity-based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance. The following provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Thirty-nine weeks ended
(dollars in thousands)	November 3, 2019	November 4, 2018	November 3, 2019	November 4, 2018
Net loss	$(6,748)	$(2,490)	$(20,621)	$(15,143)
Interest income, net	(134)	(201)	(538)	142
Provision for income taxes	16	-	21	-
Depreciation and amortization	1,378	1,084	3,649	2,513
EBITDA	(5,488)	(1,607)	(17,489)	(12,488)
Management fees (a)(b)	141	125	438	992
Deferred rent (c)	816	131	904	382
Equity based compensation (d)	628	516	4,021	2,850
Net (gain) loss on the disposal of property and equipment (e)	-	-	(167)	6
Other non-recurring expenses (f)(g)	174	444	598	1,982
Adjusted EBITDA	$(3,729)	$(391)	$(11,695)	$(6,276)

(a)	Management fees in the thirteen weeks ended November 3, 2019 are made up of $141 monitoring fees. Management fees in the thirteen weeks ended November 4, 2018 are made up of monitoring fess of $125.

(b)	Management fees in the thirty-nine weeks ended November 4, 2019 are made up of $438 monitoring fees. Management fees in the thirty-nine weeks ended November 4, 2018 are made up of monitoring fees of $367 and one time payments of $625 relating to the IPO.

(c)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with GAAP, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms.

(d)	Represents expenses associated stock options and restricted stock units granted to our management and equity sponsors.

(e)	Represents the net (gain) loss on the disposal of property and equipment.

(f)	Other expenses in the thirteen weeks ended November 3, 2019 are made up of: (1) $76 in financing fees associated with our primary and secondary offering and (2) $98 in executive recruitment fees. Other expenses in the thirteen weeks ended November 4, 2018 are made up of: (1) $110 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connections with such activities; (2) $261 in legal fees related to the secondary offering (3) $29 in fees paid for investor relations and public relations relating to the IPO and (4) $44 in executive recruitment fees to build executive management team.

(g)	Other expenses in the thirty-nine weeks ended November 3, 2019 are made up of: (1) $247 in recruitment fees to build executive management team and Board of Directors; (2) $268 in fees associated with our primary and secondary shares offerings and (3) $83 in financing fees associated with out secondary offering. Other expenses in the thirty-nine weeks ended November 4, 2018 are made up of: (1) $341 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $84 in travel and logistical costs associated with the offering; (3) $198 in accounting fees related to the offering; (4) $450 in IPO bonuses paid to executives; (5) $508 in fees paid for investor relations and public relations relating to the IPO (6) $140 in executive recruitment fees to build executive management team and (7) $261 in legal fees relating to the secondary offering.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures, including the following:

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue collected from our customers, less returns and discounts. Sales made at Company operated showrooms, including pop-up shops, are recognized at the point of sale when payment is tendered, and ownership is transferred to the customer, which may occur after the sale. Sales of merchandise via the Internet are recognized upon receipt and verification of payment and shipment of the merchandise to the customer. We expect to continue to experience growth in net sales and Internet sales to increase as a percentage to total sales, with fiscal 2020 growth to be between 40% and 42% over fiscal 2019.

Gross Profit

Gross profit is equal to our net sales less cost of merchandise sold. Gross profit as a percentage of our net sales is referred to as gross margin. We expect fiscal 2020 gross profit margin to be lower than fiscal 2019 gross profit margin relating to the continued impact of product and margin shift, tariffs and investment into warehousing and distribution infrastructure to support growth. The 25% tariff is being mitigated in total dollars but will have impact on margin percent.

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

Advertising and marketing

Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives that cover all of our business channels. Advertising and marketing expense will continue to increase as a percentage to sales as we continue to invest in advertising and marketing which has accelerated sales growth. We expect to continue to maintain our advertising and marketing investments at 10%-12% on an annual basis for this fiscal year. The investment by quarter may vary greatly.

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2019	November 4, 2018	November 3, 2019	November 4, 2018
Statement of Operations Data:
Net Sales	100%	100%	100%	100%
Cost of merchandise sold	50%	45%	49%	46%
Gross profit	50%	55%	51%	54%
Selling, general and administrative expenses	47%	46%	50%	54%
Advertising and marketing	14%	12%	13%	13%
Depreciation and amortization	2%	3%	3%	2%
Operating loss	-13%	-6%	-15%	-15%
Interest income, net	0%	0%	0%	0%
Net loss before taxes	-13%	-6%	-15%	-15%
Provision for income taxes	0%	0%	0%	0%
Net loss	-13%	-6%	-15%	-15%

Thirteen weeks ended November 3, 2019 Compared to the Thirteen weeks ended November 4, 2018

Net sales

Net sales increased $10.4 million, or 25.0%, to $52.1 million in the thirteen weeks ended November 3, 2019 compared to $41.7 million in the thirteen weeks ended November 4, 2018. The increase in net sales is primarily due to an increase in the total number of units sold by approximately 35,158, which reflects a higher average order volume per customer and was accompanied by an increase in new customers, which grew by 12.1% in the thirteen weeks ended November 3, 2019 as compared to 58.9% in the thirteen weeks ended November 4, 2018. We had 84 and 77 showrooms open as of November 3, 2019 and November 4, 2018, respectively. We opened four additional showrooms and closed zero showrooms in the thirteen weeks ended November 3, 2019. Showrooms sales increased $4.4 million, or 15.8%, to $32.5 million in the thirteen weeks ended November 3, 2019 as compared to $28.0 million in thirteen weeks ended November 4, 2018. This increase was due in large part to our comparable showroom sales demand increase of $6.2 million, or 27.1%, to $29.1 million in the thirteen weeks ended November 3, 2019 compared to $22.9 million in thirteen weeks ended November 4, 2018. Demand sales represent orders placed through our showrooms which does not always reflect the point at which when control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe sales demand is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $60, or 14.8%, to $466 in the thirteen weeks ended November 3, 2019 compared to $406 in the thirteen weeks ended November 4, 2018. Internet sales (sales made directly to customers through our ecommerce channel) increased $3.7 million, or 47.7%, to $11.4 million in the thirteen weeks ended November 3, 2019 compared to $7.7 million for the thirteen weeks ended November 4, 2018. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the opening of additional showrooms, the redesign of our showrooms and our increased advertising and marketing initiatives. Other sales, which include pop-up shop sales and shop in shop sales, increased $2.3 million, or 38.8%, to $8.2 million in the thirteen weeks ended November 3, 2019 as compared to $5.9 million in the thirteen weeks ended November 4, 2018. This increase was due in large part to our increase in the use of pop-up shops and the addition of shop in shops. We expect to continue to experience healthy growth in net sales and Internet sales to increase as a percentage of total sales.

Gross profit

Gross profit increased $3.4 million, or 14.7%, to $26.3 million in the thirteen weeks ended November 3, 2019 from $22.9 million in the thirteen weeks ended November 4, 2018. Gross margin decreased to 50.4% of net sales in the thirteen weeks ended November 3, 2019 from 54.9% of net sales in the thirteen weeks ended November 4, 2018. The decrease in gross margin percentage of 4.5% was driven primarily by the impact of the 25% China tariffs. The decrease in gross margin was partially offset by reduced costs of our Sactionals and Sacs products. The decrease in costs of our Sactionals and Sacs products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills in addition to an ongoing shift of manufacturing to Vietnam.

We expect fiscal 2020 gross profit margin to be lower than fiscal 2019 gross profit margin relating to the continued impact of product and margin shift, tariffs and investment into warehousing and distribution infrastructure to support growth. In fiscal 2020, the effect of 25% tariffs are being mitigated in total dollars but will have impact on margin percent.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.2 million, or 26.7%, to $24.5 million in the third quarter of fiscal 2020 compared to $19.3 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $1.6 million, $0.9 million of increased rent associated with our addition of four showrooms offset by a reduction of $0.1 million of expenses related to sales such as an increase of $0.4 million of credit card fees, offset by a reduction of $0.5 million of pop-up shop sales agent fees. Overhead expenses increased $2.8 million consisting of an increase of $2.3 million in infrastructure improvements, increase in equity-based compensation of $0.1 million, and an increase of $0.4 million related to operating costs of the business such as insurance.

Selling, general and administrative expenses were 47.0% of net sales in the thirteen weeks ended November 3, 2019 compared to 46.4% of net sales in the thirteen weeks ended November 4, 2018. The increase in selling, general and administrative expenses of 0.6% of net sales and was driven largely by increases in infrastructure improvements, employment and insurance costs, partially offset by selling related expenses.

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

Advertising and marketing

Advertising and marketing expenses increased $2.1 million, or 40.5%, to $7.3 million in the thirteen weeks ended November 3, 2019 compared to $5.2 million in the thirteen weeks ended November 4, 2018. The increase in advertising and marketing costs relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. We expect to continue to maintain our advertising and marketing investments at 10% to 12% on an annual basis for fiscal 2020. The investment by quarter may vary greatly. Advertising and marketing expenses were 13.9% of net sales in the thirteen weeks ended November 3, 2019 compared to 12.4% of net sales in the thirteen weeks ended November 4, 2018. The increase in media percentage is largely due to additional media tests and running both 15 and 30 second spots into our television - advertising mix.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.3 million or 27.1% in the thirteen weeks ended November 3, 2019 to $1.4 million compared to $1.1 million in the thirteen weeks ended November 4, 2018. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest income, net

Interest income, net reflects $0.13 million of earnings related to the net proceeds from the IPO partially offset by an immaterial amount of interest expense related to unused line fees on the Company’s line of credit for the thirteen weeks ended November 3, 2019. The increase in interest income (expense) from prior year was the result of no borrowings under the line of credit and interest income earned on the net proceeds from both the secondary and initial public offering.

Benefit (provision) for income taxes

Income tax provision was less than 0.01% of sales for the thirteen weeks ended November 3, 2019 and November 4, 2018, respectively.

Thirty-nine weeks ended November 3, 2019 Compared to the Thirty-nine weeks ended November 4, 2018

Net sales

Net sales increased $39.5 million, or 38.8%, to $141.2 million in the thirty-nine ended November 3, 2019 compared to $101.7 million in the thirty-nine weeks ended November 4, 2018. The increase in net sales is primarily due to an increase in the total number of units sold by approximately 158,464, which reflects a higher average order volume per customer and was accompanied by an increase in new customers, which grew by 15.6% in the thirty-nine weeks ended November 3, 2019 as compared to 28.9% in the thirty-nine weeks ended November 4, 2018. We had 84 and 77 showrooms open as of November 3, 2019 and November 4, 2018, respectively. We opened eleven additional showrooms and closed two showrooms in the thirty-nine weeks ended November 3, 2019. Showrooms sales increased $21.0 million, or 30.2%, to $90.7 million in the thirty-nine weeks ended November 3, 2019 as compared to $69.6 million in thirty-nine weeks ended November 4, 2018. This increase was due in large part to our comparable showroom sales demand increase of $17.3 million, or 29.5%, to $75.8 million in the thirty-nine weeks ended November 3, 2019 compared to $58.6 million in the thirty-nine weeks ended November 4, 2018. Retail sales per selling square foot increased $314, or 31.1%, to $1,323 in the thirty-nine weeks ended November 3, 2019 compared to $1,009 in the thirty-nine weeks ended November 4, 2018. Internet sales (sales made directly to customers through our ecommerce channel) increased $11.5 million, or 64.7%, to $29.3 million in the thirty-nine weeks ended November 3, 2019 compared to $17.8 million for the thirty-nine weeks ended November 4, 2018. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the opening of additional showrooms, the redesign of our showrooms and our increased advertising and marketing initiatives. Other sales, which include pop-up shop and shop in shop sales, increased $6.9 million, or 48.6%, to $21.2 million in the thirty-nine weeks ended November 3, 2019 as compared to $14.3 million in the thirty-nine weeks ended November 4, 2018. This increase was due in large part to our increase in the use of pop-up shops and the addition of shop in shops. We expect to continue to experience healthy growth in net sales and Internet sales to increase as a percentage of total sales.

Gross profit

Gross profit increased $16.2 million, or 29.2%, to $71.5 million in the thirty-nine weeks ended November 3, 2019 from $55.4 million in the thirty-nine weeks ended November 4, 2018. Gross margin decreased to 50.7% of net sales in the thirty-nine weeks ended November 3, 2019 from 54.4% of net sales in the thirty-nine weeks ended November 4, 2018. The decrease in gross margin percentage of 3.8% was driven primarily by the impact of 25% China tariffs. The decrease in gross margin was partially offset by reduced costs of our Sactionals and Sacs products. The decrease in costs of our Sactionals and Sacs products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills in addition to an ongoing shift of manufacturing to Vietnam.

We expect fiscal 2020 gross profit margin to be lower than fiscal 2019 gross profit margin relating to the continued impact of product and margin shift, tariffs and investment into warehousing and distribution infrastructure to support growth. In fiscal 2020, the 25% tariff is being mitigated in total dollars but will have impact on margin percent.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $15.3 million, or 27.9%, to $70.3 million in the fiscal 2020 year-to-date period compared to $55.0 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $5.1 million, $2.2 million of rent associated with our net addition of 9 showrooms, and $2.2 million of expenses related to the increase in sales such as $1.1 million of credit card fees and $1.1 million of pop-up shop sales agent fees. Overhead expenses increased $5.8 million consisting of an increase of $6.1 million in infrastructure investments, an increase in insurance expense of $0.8 million related to the growth of the Company and an increase of $1.2 million in stock compensation offset by a decrease in IPO and financing related expense of $2.3 million.

Selling, general and administrative expenses were 49.8% of net sales in the thirty-nine weeks ended November 3, 2019 compared to 54.1% of net sales in the thirty-nine weeks ended November 4, 2018. The decrease in selling, general and administrative expenses of 4.3% of net sales and was driven largely by decreases in equity-based compensation, IPO related expenses, rent and labor, partially offset by warranty and professional services.

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

Advertising and marketing

Advertising and marketing expenses increased $5.6 million, or 42.2%, to $18.7 million in the thirty-nine weeks ended November 3, 2019 compared to $13.2 million in the thirty-nine weeks ended November 4, 2018. The increase in advertising and marketing costs relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. We expect to continue to maintain our advertising and marketing investments at 10% to 12% on an annual basis for fiscal 2020. The investment by quarter may vary greatly. Advertising and marketing expenses were 13.3% of net sales in the thirty-nine weeks ended November 3, 2019 compared to 12.9% of net sales in the thirty-nine weeks ended November 4, 2018. The increase in media percentage is largely due to a shift to buying media nationally as well as introducing 15 second spots into our television - advertising mix.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $1.1 million or 45.2% in the thirty-nine weeks ended November 3, 2019 to $3.6 million compared to $2.5 million in the thirty-nine weeks ended November 4, 2018. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest income, net

Interest income, net reflects $0.54 million of earnings related to the net proceeds from the IPO partially offset by an immaterial amount of interest expense related to unused line fees on the Company’s line of credit for the thirty-nine weeks ended November 3, 2019. The increase in interest income, net from prior year was the result of no borrowings under the line of credit and interest income earned on the net proceeds from both the secondary and initial public offering.

Provision for income taxes

Income tax provision was less than 0.01% of sales for the thirty-nine weeks ended November 3, 2019 and November 4, 2018, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirty-nine weeks ended
	November 3, 2019	November 4, 2018
Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(36,438)	$(14,223)
Net cash used in investing activities	(6,984)	(8,877)
Net cash provided by financing activities	22,247	58,608
Net change in cash and cash equivalents	(21,175)	35,508
Cash and cash equivalents at the end of the period	27,896	44,684

Net Cash Used In Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, loss on disposal of property and equipment, equity based compensation, deferred rent, and non-cash interest expense and the effect of changes in working capital and other activities.

In the thirty-nine weeks ended November 3, 2019, net cash used by operating activities was $36.4 million and consisted of changes in operating assets and liabilities of $24.3 million, a net loss of $20.6 million, and adjustments to reconcile net loss to cash used in operating activities of $8.5 million. Working capital and other activities consisted primarily of increases in inventory of $24.1 million, prepaid expenses of $2.8 million and accounts receivable of $4.6 million, partially offset by an increase in accounts payable and accrued expenses of $4.8 million, and customer deposits of $2.4 million.

In the thirty-nine weeks ended November 4, 2018, net cash used by operating activities was $14.2 million and consisted of changes in operating assets and liabilities of $4.9 million, a net loss of $15.1 million, and adjustments to reconcile net loss to cash used in operating activities of $5.8 million. Working capital and other activities consisted primarily of increases in inventory of $13.0 million and accounts receivable of $0.1 million, partially offset by a decrease in prepaid expense of $0.2 million and increases in accounts payable and accrued expenses of $6.6 million and customer deposits of $1.6 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.

For the thirty-nine weeks ended November 3, 2019, capital expenditures were $7.0 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks offset by proceeds from disposal of property and equipment.

For the thirty-nine weeks ended November 4, 2018, capital expenditures were $8.9 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

Net Cash Provided By Financing Activities

Financing activities consist primarily of the net proceeds from stock offerings and taxes paid for the net settlement of equity awards.

For the thirty-nine weeks ended November 3, 2019, net cash provided by financing activities was $22.2 million.

For the thirty-nine weeks ended November 4, 2018, net cash provided by financing activities was $58.6 million.

Revolving Line of Credit

On February 6, 2018, we entered a five-year, secured revolving credit facility with Wells. The credit facility permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of November 3, 2019, the Company’s borrowing availability under the line of credit with Wells was $13.5 million. As of November 3, 2019, there were no borrowings outstanding on this line of credit.

Contractual Obligations

We generally enter into long term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of November 3, 2019, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment agreement	$3,670,533	$3,670,533	$-	$-	$-
Operating leases	65,745,969	2,706,162	28,578,552	17,157,615	17,303,640
Total	$69,416,502	$6,376,695	$28,578,552	$17,157,615	$17,303,640

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of November 3, 2019, except for operating leases and employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our audited condensed consolidated financial statements included in the Annual Report on Form 10-K filed on May 3, 2019 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirty-nine weeks ended November 3, 2019.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2019-10 extended the effective date to fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. We will adopt this standard beginning with our fiscal 2021. Management has evaluated the impact ASU No. 2016-02 will have on these condensed consolidated financial statements. Based on the initial evaluation, we have determined that adopting this standard will have a material impact on our condensed consolidated balance sheet as we have a significant number of operating leases.

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

Changes in Internal Control Over Financial Reporting

On February 4, 2019, we adopted ASC 606 by using the modified-retrospective method and we implemented new controls which enabled us to prepare our financial statements under ASC 606. An adjustment was not required and a change to the prior revenue recognition process and policy to adopt the new standard was not necessary. There were no other changes in our internal control over financial reporting during the thirteen and thirty-nine weeks ended November 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

 We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Items 1.01 and 5.02.

On December 18, 2019, in connection with the distribution of the shares of common stock held by SAC Acquisition LLC (“SAC”), certain individuals that held options to acquire common units in SAC, which included officers of the Company, completed an offer to exchange those options for shares the Company’s common stock that SAC held prior to the exchange. As part of this exchange, SAC transferred to the Company 175,390 shares of common stock of the Company, which constituted the shares to be received by the option holders pursuant to the exchange. Subsequently, the Company issued to the former option holders who elected to participate in the exchange those shares and withheld 73,507 shares which will be treated as treasury stock in exchange for the Company paying the former option holders’ payroll taxes associated with the issuance.

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

The Lovesac Company

Date: December 18, 2019	By:	/s/ Shawn Nelson
Shawn Nelson
Chief Executive Officer

Date: December 18, 2019	By:	/s/ Donna Dellomo
Donna Dellomo
Executive Vice President and Chief Financial Officer