Form 10-K
period 2020-02-02
Lovesac Co
filed 2020-04-29
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2020

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

Registrant’s telephone number, including area code (888) 636-1223

Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of August 2, 2019 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $173,298,214.

As of April 15, 2020, there were 14,472,611 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10- K include, but are not limited to, statements about:

●	the effect and consequences of the novel coronavirus (“COVID-19”) public health crisis on matters including U.S. and local economies; our business operations and continuity; the availability of corporate and consumer financing; the health and productivity of our associates; the ability of third-party providers to continue uninterrupted service; and the regulatory environment in which we operate;

●	our ability to sustain recent growth rates;

●	our ability to manage the growth of our operations over time;

●	our ability to maintain, grow and enforce our brand and trademark rights;

●	our ability to improve our products and develop new products;

●	our ability to obtain, grow and enforce intellectual property related to our business and avoid infringement or other violation of the intellectual property rights of others;

●	our ability to successfully open and operate new showrooms;

●	our ability to increase our Internet sales; and

●	our ability to compete and succeed in a highly competitive and evolving industry.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10- K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10- K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10- K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Our Sacs represented 17.0% and 24.8% of our sales for fiscal years 2020 and 2019, respectively.

Our Sactionals product line currently represents a majority of our sales. Sactionals are a couch system that consists of two components, seats and sides, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. We believe that these high quality premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales. Our Sactionals represented 80.7% and 72.5% of our sales for fiscal years 2020 and 2019, respectively. We are currently reviewing our allocation methodology of the application of product discounts to each product segment of our business which we believe will provide a more comparative view of product category growth on a go forward basis.

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

We currently market and sell our products through 91 showrooms at top tier malls, lifestyle centers and street locations in 35 states in the U.S. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to require just 498 to 1,794 square feet for each showroom.

As part of our direct to consumer sales approach, we also sell our products through our ecommerce platform. We believe our products are uniquely suited to this channel. Our foam-based Sacs can be reduced to one-eighth of their normal size and each of our Sactionals components weighs less than 50 pounds upon shipping. With furniture especially suited to ecommerce applications, our sales completed through this channel accounted for 23.9% and 19.9% of our total fiscal 2020 and fiscal 2019 sales, respectively. Our showrooms and other direct advertising and marketing efforts work in concert to drive customer conversion in ecommerce.

Despite the increase in sales, net losses were $15.2 million and $6.7 million for fiscal 2020 and 2019, respectively primarily due to increased spending on tariffs, showrooms, advertising, marketing and financing related costs.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting the operations of our stores and consumer demand. Since then, the COVID-19 situation within the U.S. has rapidly escalated. On April 1, 2020, we announced that all showroom locations will remain closed until further notice. We will follow the guidance of local, state and federal governments, as well as health organizations, to determine when we can safely reopen our showrooms. Additionally, we implemented a reduction in workforce of approximately 445 part time employees (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. Cash compensation was reduced by 20% for Shawn Nelson, Chief Executive Officer, Jack Krause, President and Chief Operating Officer, and Donna Dellomo, Executive Vice President and Chief Financial Officer. The base salaries of all other senior management and full-time headquarter team members has been temporarily reduced by graduated amounts. Our Board of Directors has also agreed to a temporary reduction of its retainer and monitoring fees and an extension of the associated payment timeline. We continue to monitor the situation closely and it is possible that we will implement further measures.

Company History

The Company was formed in the State of Delaware on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company. Our common stock began trading on Nasdaq under the symbol “LOVE” on June 27, 2018 and we consummated our initial public offering of shares of our common stock, or our IPO, on June 29, 2018.

Product Overview

We challenge the notion that a piece of furniture is static by offering a dynamic product line built to last and evolve throughout a customer’s life. Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style.

●	Sactionals. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and over 250 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer.

●	Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings.

●	Accessories. Our accessories complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes and our unique Sactionals Power Hub, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences.

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

We have also enhanced our sales through the use of pop-up shops and shop in shops. The pop-up shop showrooms display select Sacs and Sactionals and are staffed with associates trained to demonstrate and sell our products. We have an ongoing working relationship with Costco to operate pop-up shop showrooms that typically average ten days at a time. Due to the success of our pop-up shops, we worked with Costco to bring an eighteen-day Internet pop-up shops to Costco.com, in which our products were offered for purchase through the Costco.com website. The Costco.com Internet pop-up shops generated nearly $600,000 in the eighteen days and due to the success, four more were scheduled and generated $1.6 million before the end of fiscal 2020. We hosted over 553 and 756 pop-up shop showrooms at Costco locations for fiscal 2020 and 2019, respectively. Unlike the pop-up shops which are 10-day shows, and pop-up locations, shop in shops are designed to be in permanent locations carrying the same digital technology of our showrooms and will be staffed with associates trained to demonstrate and sell our products. We have an ongoing working relationship with Macy’s to operate shop-in-shop showrooms and are currently expanding the use of this shop-in-shop platform and currently testing with Best Buy. We plan to increase the number of locations where customers can experience and purchase our products at a lower cost to us than our permanent showrooms. We continue to explore other pop-up and shop in shop partnerships and opportunities to promote our products and facilitate customers interacting with our products in the real world. Other sales which includes pop-up and shop-in-shop sales accounted for 12.7% and 11.9% of our total sales for fiscal 2020 and 2019, respectively.

Customers

●

Robust customer lifetime value. The fiscal 2020 cohort had an average first year value of $1,835 per new customer, and this is the highest first year value of all cohorts we have tracked since fiscal 2015 and 28.4% higher than the 3 year benchmark fiscal 2015 cohort whose Customer Lifetime Value (CLV) is currently $1,314 which increased from $1,277 in fiscal 2019. We believe this is an outcome of our decision to focus on driving penetration of Sactionals. We calculated our fiscal 2020 cohort CLV by dividing the aggregate gross profits through fiscal 2020 attributed to the fiscal 2020 cohort (approximately $145,458,580) by the total number of new customers from fiscal 2020 (79,252).

In addition, our Customer Acquisition Cost (CAC) was $319.71 for fiscal 2020. This is an increase from our fiscal 2019 CAC which was $309.46. This increase is attributable to our increase in marketing spend targeted at Sactional customers. We expect our CAC to continue to increase as we continue to target Sactional customers. We expect this increase in CAC to correspond with a continued increase in CLV. Our CLV/CAC ratio for fiscal 2020 was 4.68 compared to 4.98 for fiscal 2019.

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

Competitive Strengths

Our consumers often cross-shop Lovesac with companies such as Crate and Barrel, Pottery Barn, Arhaus, Restoration Hardware, Ikea, Joybird and Wayfair. We believe that the following strengths are central to the power of our brand and business model:

Innovative Business Model

●	Merchandising Strategy. Many home furnishings retailers, online or offline, rely on an assortment of new offerings each season to drive their business and to refashion their offerings. We have avoided this “merchandising” approach in favor of a product platform-based approach that reduces the need for seasonal introductions, designer collections, or broad in-stock assortments. We optimize our in-stock assortment of covers and accessories by limiting them to those that sell in large quantity and therefore present lower risk. We also provide a broad assortment of made-to-order items, which we manufacture after the consumer has purchased and paid for them. This business model yields little to no surplus inventory, less margin erosion due to overstock write-downs, higher than average annual inventory turns, increased focus at the showroom management level, and simplicity at merchandising-display execution.

●	Product Platform Approach. We have two primary platforms upon which we develop, manufacture and sell our fundamental Sacs and Sactionals products. We market our product platforms as a long term investment that our customers can continually update with new arrangements, coverings and accessories. In turn, these changes and updates provide a recurring revenue source for our business. In addition, our Sactionals platform is an environmentally conscious alternative to fixed couches that tend to be discarded when they go out of style or wear out, a by-product of our Designed for Life approach and an important feature to some consumers.

●	Ecommerce Focus. We build our business processes, systems, compensation structures, and logistical models with an ecommerce-first approach. We continually innovate to make shopping online easier for our customers, and we use social media to drive increased traffic to our web-based sales applications. From a product standpoint, the open-cell nature of the Durafoam filler in our Sacs allows them to be compressed for shipping to one-eighth of their normal size. To facilitate shipping, Sactionals seat cushions and back pillows are compressed to fit inside an otherwise hollow hardwood upholstered seat frame.

●	A Culture of Innovation. From inception, we have focused on developing unique, innovative and proprietary product platforms. We are continuously expanding and introducing new extensions to these platforms to broaden the appeal and grow the addressable market of our product offerings. We continually evaluate new products to complement our Sactionals and Sac lines and are currently developing accessories for the tech-savvy consumer. We have 18 issued U.S. utility patents and 21 issued foreign utility patents, 9 pending U.S. utility patent applications, 33 pending foreign utility patent applications and 3 pending international patent applications. We expect to file U.S. and international patent applications for future innovations. We believe that our patent portfolio, combined with our innovative design approach may deter others from attempting to imitate or replicate our products.

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

●	High repeat purchasing rates. We believe our focus on customer interaction and data driven analysis of their behavior and projected needs, drives our high customer repeat rates. In fiscal 2020, our repeat customers accounted for 35% of all transactions. This represents 1pt of the mix of transactions moving into new customer transactions. We expect new transactions to continue to become a larger portion of our transaction mix as we spend on acquisition.

●	Robust Customer Lifetime Value. Once customers invest in our products, they tend to stay with them, grow with them, and add to them. We believe our customers’ loyalty is an important driver of our CLV. An example of this is that our fiscal 2015 cohort has increased its CLV by 22.7% since year end fiscal 2015. We calculated our fiscal 2015 CLV by dividing the aggregate gross profits through fiscal 2020 attributable to the 2015 cohort (approximately $50,480,490) by the total number of customers in the 2015 cohort (38,423 customers).

Omni-Channel Approach

Our distribution strategy allows us to reach customers through four distinct, brand-enhancing channels, which we refer to as our omni-channel approach.

●	Ecommerce. Through our mobile and ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience, driving deeper brand engagement and loyalty, while also realizing margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices.

●	Showrooms. We carefully select the best small-footprint retail locations in high-end malls and lifestyle centers for our showrooms. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and will be the standard for future showrooms. Our new showroom concept, introduced in 2016, utilizes technology in more experiential ways to increase traffic and sales.

●	Pop-up shops. We are expanding the use of lower cost pop-up shops to increase the number of locations where customers can experience and purchase our products. We have an ongoing working relationship with Costco to operate pop-up shop programs, or “roadshows,” that usually run for 10 days at a time. These pop-up shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. We also believe our pop-up shops provide a low cost alternative to drive brand awareness, in store sales, and ecommerce sales.

●	Shop-in-shops. We have an ongoing working relationship with Macy’s to operate shop in shop showrooms and are currently expanding the use of this shop-in-shop platform and currently testing with Best Buy. We continued to test shop-in-shops with partners that have a similar customer and adjacent or similar categories. These shop-in-shops require less capital expenditure to open and productive space to demonstrate and sell our products. We believe that these shop-in-shops will also serve as a way to drive brand awareness and provide points of demonstration of our product.

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

Continue to Build on Our Brand

Despite our loyal following, we believe there is a significant opportunity to increase our brand awareness. Based on our own internal study that was concluded in April 2017, we estimate that our brand awareness is less than 1% among all consumers nationally. Before 2017, we invested minimally in advertising. Since then, we have aggressively invested in brand building and direct marketing efforts through a robust and diverse marketing mix. Our focus on building the Lovesac and Sactional brands has led to an increase in our new Sactional customer base, which grew by 45.9% in fiscal 2020.

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

●	Showrooms. In our showrooms, we focus on offering potential customers the opportunity to experience the considerable flexibility they have in selecting fabrics and configurations. We are evolving our model for new showrooms and renovating our existing showrooms to reflect the standards of our new model. Our new showroom concept utilizes technology in more experiential ways to increase traffic and sales and communicate our brand personality and key product features. To attract customer traffic, our new model features two giant LED screens embedded in the walls that play videos demonstrating the Sactionals technology in motion. The entire architecture and layout of these new showrooms have been redesigned to communicate the brand personality and key product features, with the goal to educate first-time customers and create a self-service environment where people can touch, feel, read, and understand the technology behind our products. LED screens on the walls and iPads in the hands of the staff enhance what we believe is a “virtually merchandised” showroom in a very small footprint. In connection with these renovations, we have experienced increased sales and negotiated more favorable lease terms.

●	Pop-up shops. We have an ongoing working relationship with Costco to operate pop-up shop showrooms. We have been expanding the use of these pop-up shop showrooms, and plan to seek other partners to operate similar concept showrooms, to increase the number of locations where customers can experience and purchase our products at a lower cost to us than our permanent showrooms.

●	Shop-in-shops. We have an ongoing working relationship with Macy’s to operate shop-in-shop showrooms and are currently expanding the use of this shop-in-shop platform and currently testing with Best Buy. We plan to increase the number of locations where customers can experience and purchase our products at a lower cost to us than our permanent showrooms.

Increase Sales and Operating Margins

We seek to increase sales and operating margins through our premium market position and pricing strategy and omni-channel platform, which we believe will require relatively small near term increases in fixed overhead.

●	Premium market position and pricing. Lovesac’s products are positioned in the premium couch segment of the furniture market. We market as premium products because of our proprietary foam fillings, higher quality materials and unique modularity requiring a distinct level of manufacturing capability. At our price point, we offer a unique value proposition that combines both beautiful aesthetics and utility to our customers that we believe our competitors cannot offer. Additionally, our high end branding strategy, further enhanced by our unsolicited celebrity endorsements and large social media following, commands premium pricing, as we feel lowering prices may negatively affect perception of our products. The difference is explained by our platform approach, where once a customer buys their first couch, the cost of expanding and adding to it over time is much less expensive than the traditional method of purchasing another new couch to replace the old one.

Supply Chain and Sourcing

Our products are manufactured in both domestic and overseas facilities located in US, China, Vietnam, India, Taiwan and Malaysia.   We engage with local third parties for the manufacture of our products in each of those facilities. Lovesac does not own any of the manufacturing facilities where our products are assembled as we believe that our suppliers’ facilities are sufficient to meet our current needs.   We believe that additional space will be available as needed to accommodate any needed expansion of our operations.

Seasonality

We experience seasonal fluctuations in our sales. A larger percentage of our sales occur in the fourth quarter of our fiscal year, which coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), the holiday season and our related promotional and marketing campaigns. Our fiscal 2020 quarters in sequential order equaled 17.6%, 20.6%, 22.3% and 39.5% of total sales respectively.

Intellectual Property

We own 24 U.S. federal trademark registrations, 80 foreign trademark registrations, a number of U.S. and foreign trademark applications and common law trademark rights. Our registered U.S. trademarks include registrations for the Lovesac ®, Lovesoft ®, Sactionals ®, Durafoam ®, SAC ® and Designed For Life ® trademarks. Our trademarks, if not renewed, are scheduled to expire between 2020 and 2028.

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

We have 18 issued U.S. utility patents and 21 issued foreign utility patents, that are scheduled to expire between 2022 and 2037. We have 9 pending U.S. utility patent applications, 33 pending foreign utility patent applications and 3 pending international patent applications. Our Sactional technology patents include our proprietary geometric modular system and segmented bi-coupling technology. We also have multiple patents pending and expect to file patent applications for future innovations. We believe that our patent portfolio, combined with our innovative design approach may deter others from attempting to imitate or replicate our products.

Competition

Our business is rapidly evolving and intensely competitive. Retailers compete based on a variety of factors, including design, quality, price and customer service. Levels of competition and the ability of our competitors to attract customers through competitive pricing or other factors may impact our results of operations. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online furniture retailers and marketplaces.

We believe our combination of proprietary products, brand strength, loyal customer base, omni-channel approach, technological platform, unique consumer experience, logistical advantages and seasoned management team allow us to compete effectively against and differentiate ourselves from the competition.

Employees

As of February 2, 2020, we employed a total of 322 full time and 459 part time employees, and we contracted with 18 independent contractors. As described under the section “Impact of COVID-19”, we no longer have any part time employees. All employees and contractors are subject to contractual agreements that specify, among other things, requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

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

Risks Relating to Our Business and Industry

The recent outbreak of COVID-19 may have a significant negative impact on our business, sales, results of operations and financial condition.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. We have closed all of our showroom locations since March 2020 and the ultimate scope and duration of these closures is not known. In response to the store closure and to help mitigate the impact of the pandemic, we have increased marketing of our website and e-commerce platform. Our business is also dependent on the continued health and productivity of our associates, including store, region and corporate management teams, throughout this crisis. Individually and collectively, the consequences of the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

We have historically operated at a loss, and we may never achieve or sustain profitability.

While we have experienced recent growth, maintaining that growth is dependent on a number of factors, including increased traffic to our website and showrooms, our sales conversion rate, and our ability to open new showrooms. We also rely on shop in shops and pop-up shops, and there can be no assurance the current retailer with whom we partner will continue to house them or that we will be able to enter into similar arrangements with other retailers, which could hinder our anticipated sales growth. Our business is highly competitive, and there can be no assurance that we will be able to sustain or improve our recent growth rates.

Our ability to raise capital in the future may be limited. Our inability to raise capital when needed could prevent us from growing and could have a material adverse effect on our business, financial condition, operating results and prospects.

If we continue to experience insufficient cash flow from operations to support our operating and capital needs, we will be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all. We may sell common stock, preferred stock, convertible securities and other equity securities in one or more transactions at prices and in such a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, investors may be materially diluted. Debt financing, if available, may involve restrictive covenants and could reduce, among other things, our operational flexibility. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. In addition, debt financings may be blocked by our senior lender that provides an asset-backed revolving credit facility to fund our inventory purchases in advance of customer sales. Our lender has, and any subsequent senior lender likely will have, the right to consent to any new debt financing. There can be no assurance that our lender will provide such consent. Our inability to raise capital when needed could prevent us from growing and have a material adverse effect on our business, financial condition, operating results and prospects.

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

We do not own or operate any manufacturing facilities and therefore depend on third-party suppliers for the manufacturing of all of our products. Moreover, a substantial portion of our business is dependent on a small number of suppliers. Sacs, which represented approximately 17% of our revenues in fiscal 2020 and 25% of our revenues in fiscal 2019, are currently manufactured by a single manufacturer in Texas. Sactionals, which represented approximately 81% of our revenues in fiscal 2020 and 72% of our revenues in fiscal 2019, are manufactured by suppliers in USA, China, Taiwan, India, Malaysia and Vietnam.

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

All of our goods imported from China are subject to additional tariffs. In September 2018, the Office of the U.S. Trade Representative began imposing a 10 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture product categories. In addition, there are pending increases in tariffs, including a proposed increase in the 10 percent ad valorem duty to the rate of 25 percent. We believe that nearly all of our products sourced from China are, and will continue to be, affected by the tariffs. While we are continuing to assess these proposed tariffs on Chinese imports and are evaluating strategies to mitigate the effects of the tariffs, there can be no assurance that we will not experience disruption in our business.

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

As of February 2, 2020, we had 91 showrooms, but our growth strategy requires us to increase our showroom base. There can be no assurance that we will succeed in opening additional showrooms. If we are unable to successfully open and operate new showrooms, it could have a material adverse effect on our business, financial condition, operating results and prospects.

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

We have and will continue to expend capital remodeling our existing showrooms, and there is no guarantee that this will result in incremental showroom traffic or sales.

We intend to continue remodeling our existing showroom base to reflect our new showroom design, and we intend to expend capital doing so. While preliminary results appear promising, there is no guarantee that the capital spent on these remodeled showrooms will result in increased showroom traffic or increased sales.

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

The Financial Accounting Standards Board (“FASB”) issued 2016-02, Leases (Topic 842), which established new accounting rules that will apply to annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. In fiscal 2020, the FASB delayed the adoption of these rules by one year. As an “emerging growth company,” we have elected to defer compliance with new or revised financial accounting standards and, as a result, the new accounting rule will apply to annual reporting periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021. When the rules are effective, we will be required to capitalize all leases on our balance sheet and account for our showroom leases as assets and liabilities, where we previously accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease-related assets and liabilities will be recorded on our balance sheet, and we may be required to make other changes to the recording and classification of our lease-related expenses. These changes will not directly impact our overall financial condition. However, they could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants under our debt facilities and third-party financial models regarding our financial condition.

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

We provide a lifetime warranty on most components of our products, which, if deficient, could lead to warranty claims. The Company maintains a reserve for warranty claims. However, there can be no assurance that our reserve for warranty claims will be adequate and additional or reduced warranty reserves may be required. Material warranty claims could, among other things, harm our reputation and damage our brand, cause us to incur significant repair and/or replacement costs, and material adversely affect our business, financial condition, operating results and prospects.

Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. While we have experienced relatively few product returns, this could change, and, if customer returns are significant, our business, financial condition, operating results and prospects could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns.

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

Our equity sponsor, Mistral, currently controls approximately 19% of our common stock. Mistral beneficially owns shares of our common stock through various investment vehicles affiliated with Mistral. Currently, Messrs. Heyer and Phoenix are directors of the Company and are also principals of Mistral. As a result, Mistral is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Mistral may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. Investors may find our common stock less attractive if we choose to rely on any of the exemptions or accommodations afforded to emerging growth companies. If investors find our common stock less attractive because we rely on any of these exemptions or accommodations, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile. We have irrevocably elected to take advantage of the extended transition period for new or revised accounting standards.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships by the affirmative vote of a majority of the directors or stockholders holding at least 25% of the issued and outstanding shares of common stock;

●	provide that directors may only be removed by the majority of the shares of voting stock then outstanding entitled to vote generally in election of directors;

●	require a majority of all directors who constitute the Board of Directors or holders at least 25% of the issued and outstanding shares our common stock to adopt, amend or repeal provisions of our bylaws;

●	require 50% of the voting power of all then outstanding shares of our capital stock entitled to vote generally in election of directors to amend, alter or repeal, or adopt any provision inconsistent with certain sections of our certificate of incorporation;

●	except as otherwise provided by the terms of any series of preferred stock, special meetings of our stockholders may be called only by the board of directors, the chairperson of the board of directors, the chief executive officer, the president (in the absence of a chief executive officer) or at least twenty-five percent (25%) of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Holders of approximately 13% of our outstanding common stock have rights to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. See “Certain Relationships and Related Party Transactions-Amended and Restated Stockholders Agreement.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our primary offices are located at Two Landmark Square, Suite 300, Stamford, CT 06901, where we occupy 22,480 square feet of office space pursuant to a lease agreement that expires in July 2024. We also lease retail space for our showrooms, in 91 locations throughout the majority of the U.S. states including Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin.

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

Holders

As of April 27, 2020, there were 122 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Item 6. Selected Financial Data.

The following tables represent our summary consolidated financial and other data as of and for the periods indicated. The summary consolidated statements of operations data and the consolidated statement of cash flow data for the fiscal years ended February 2, 2020 and February 3, 2019, and the summary consolidated balance sheet data as of February 2, 2020 and February 3, 2019 are derived from our audited consolidated financial statements included under Item 8, Financial Statements. Our historical audited results are not necessarily indicative of the results that should be expected in any future period.

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

	Fiscal Year End
(dollars in thousands, except per share data)	February 2, 2020	February 3, 2019
Consolidated Statement of Operations Data:
Net Sales
Showrooms	$148,004	$113,105
Internet	55,781	33,024
Other	29,592	19,752
Total net sales	233,377	165,881
Cost of merchandise sold	116,687	75,000
Gross profit	116,690	90,881
Selling, general and administrative expenses	98,147	76,427
Advertising and marketing	29,194	18,363
Depreciation and amortization	5,158	3,134
Operating loss	(15,809)	(7,043)
Other
Interest income	647	355
Income taxes	(43)	(16)
Net Loss	$(15,205)	$(6,704)
Net Loss Attributable to Common Stockholders	$(15,205)	$(34,537)

Net Loss per Common Share:
Net loss per common share (basic and dilutive) (1)	$(1.07)	$(3.28)
Weighted-average shares used in computing net loss per common share	14,260,395	10,536,721

	For the Fiscal Year Ended	For the Fiscal Year Ended
	February 2, 2020	February 3, 2019
(dollars in thousands)
EBITDA (2)(3)	$(10,651)	$(3,909)
Adjusted EBITDA (2)(3)	$(3,721)	$3,385

	As of February 2, 2020	As of February 3, 2019

(dollars in thousands)
Balance Sheet data:
Cash and cash equivalents	$48,539	$49,071
Working capital	67,777	60,496
Total assets	125,664	105,014
Total liabilities	35,509	26,244
Total stockholders’ equity	90,155	78,770

	For the Fiscal Year Ended
	February 2, 2020	February 3, 2019
(dollars in thousands)
Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(11,194)	$(7,008)
Net cash used in investing activities	(10,650)	(11,362)
Net cash provided by financing activities	21,312	58,265
Net change in cash and cash equivalents	(532)	39,895
Cash and cash equivalents at the end of the period	48,539	49,071

(1)	For the fiscal year ended February 3, 2019, our net loss per common share increased as a result of the inducement offer made to preferred stockholders. The effect was calculated as follows:

Fiscal year Ended February 3, 2019

(dollars in thousands except per share data)
Net Loss Attributable to Common Stockholders	$(6,704)
Preferred dividends and deemed dividends	(27,833)
Net Loss Attributable to Common Stockholders	(34,537)
Weighted average shares used in computing net loss per common share	10,536,721
Net loss per common share (basic and diluted)	$(3.28)

(2)	EBITDA and Adjusted EBITDA (collectively, our Non-GAAP measures) are supplemental measures of financial performance that are not required by or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expense that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of the factors and trends affecting our business. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income(loss) and net income (loss), to evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance.

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

(3)	We define EBITDA as net income before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include sponsor fees, equity-based compensation expense, write-offs or gains on of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance. The following provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the Fiscal 2020 and Fiscal 2019.

	For the Fiscal Year Ended	For the Fiscal Year Ended
(dollars in thousands)	February 2, 2020	February 3, 2019
Net loss	$(15,205)	$(6,704)
Interest income	(647)	(355)
Taxes	43	16
Depreciation and amortization	5,158	3,134
EBITDA	(10,651)	(3,909)
Management fees (a)	633	1,177
Deferred Rent (b)	716	531
Equity-based compensation (c)	5,246	3,310
Loss (gain) on disposal of property and equipment (d)	(167)	255
Other non-recurring expenses (e)	503	2,021
Adjusted EBITDA	$(3,721)	$3,385

(a)	Represents management fees and expenses charged by our equity sponsors.

(b)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms.

(c)	Represents expenses associated with stock options and restricted stock units granted to our management and equity sponsors.

(d)	Represents the net loss (gain) on the disposal of fixed assets.

(e)	Other non-recurring expenses in fiscal 2020 are made up of: (1) $152 in recruitment fees to build executive management team and Board of Directors; (2) $268 in fees associated with our primary and secondary shares offerings and (3) $83 in financing fees associated with our secondary offering. Other expenses in fiscal 2019 are made up of: (1) $380 in fees and costs associated with our fundraising and reorganizing activities including the legal and professional services incurred in connection with such activities; (2) $508 in fees paid for investor relations and public relations relating to the IPO; (3) $140 in executive recruitment fees to build executive management team; (4) $261 in secondary offering legal fees; (5) $84 in travel and logistical costs associated with the offering; (6) $198 in accounting fees related to the offering; and (7) $450 in IPO bonuses paid to executives.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Our Sacs represented 17.0% and 24.8% of our sales for fiscal years 2020 and 2019, respectively.

Our Sactionals product line currently represents a majority of our sales. Sactionals are a couch system that consists of two components, seats and sides, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. We believe that these high quality premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales. Our Sactionals represented 80.7% and 72.5% of our sales for the for fiscal 2020 and 2019, respectively. We are currently reviewing our allocation methodology of the application of product discounts to each product segment of our business which we believe will provide a more comparative view of product category growth on a go forward basis.

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

We currently market and sell our products through 91 showrooms at top tier malls, lifestyle centers and street locations in 35 states in the U.S. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to require just 498 to 1,794 square feet for each showroom.

As part of our direct to consumer sales approach, we also sell our products through our ecommerce platform. We believe our products are uniquely suited to this channel. Our foam-based Sacs can be reduced to one-eighth of their normal size and each of our Sactionals components weighs less than 50 pounds upon shipping. With furniture especially suited to ecommerce applications, our sales completed through this channel accounted for 23.9% and 19.9% of our total sales for fiscal 2020 and 2019, respectively. Our showrooms and other direct advertising and marketing efforts work in concert to drive customer conversion in ecommerce.

Despite the increase in sales, net losses were $15.2 million and $6.7 million for fiscal 2020 and 2019 primarily due to increased spending on showrooms, advertising, marketing and financing related costs.

Product Overview

We challenge the notion that a piece of furniture is static by offering a dynamic product line built to last and evolve throughout a customer’s life. Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style.

●	Sactionals. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and over 250 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer.

●	Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings.

●	Accessories. Our accessories complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes and our unique Sactionals Power Hub, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences.

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

We have also enhanced our sales through the use of pop-up shops and shop in shops. The pop-up shop showrooms display select Sacs and Sactionals and are staffed with associates trained to demonstrate and sell our products. We have an ongoing working relationship with Costco to operate pop-up shop showrooms that typically average ten days at a time. Due to the success of our pop-up shops, we worked with Costco to bring an eighteen-day Internet pop-up shops to Costco.com, in which our products were offered for purchase through the Costco.com website. The Costco.com Internet pop-up shops generated nearly $600,000 in the eighteen days and due to the success, four more were scheduled and generated $1.6 million before the end of fiscal 2020. We hosted over 553 and 756 pop-up shop showrooms at Costco locations for fiscal 2020 and 2019, respectively. Unlike the pop-up shops which are 10-day shows, and pop-up locations, shop in shops are designed to be in permanent locations carrying the same digital technology of our showrooms and will be staffed with associates trained to demonstrate and sell our products. We have an ongoing working relationship with Macy’s to operate shop-in-shop showrooms and are currently expanding the use of this shop-in-shop platform and currently testing with Best Buy. We plan to increase the number of locations where customers can experience and purchase our products at a lower cost to us than our permanent showrooms. We continue to explore other pop-up and shop in shop partnerships and opportunities to promote our products and facilitate customers interacting with our products in the real world. Other sales which includes pop-up and shop in shop sales accounted for 12.7% and 11.9% of our total sales for fiscal 2020 and 2019, respectively.

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

Other factors that could affect our results of operations in future periods include:

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting the operations of our stores and consumer demand. Since then, the COVID-19 situation within the U.S. has rapidly escalated. On April 1, 2020, we announced that all showroom locations will remain closed until further notice. We will follow the guidance of local, state and federal governments, as well as health organizations, to determine when we can safely reopen our showrooms. Additionally, we implemented a reduction in workforce of approximately 445 part time employees (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. Cash compensation was reduced by 20% for Shawn Nelson, Chief Executive Officer, Jack Krause, President and Chief Operating Officer, and Donna Dellomo, Executive Vice President and Chief Financial Officer. The base salaries of all other senior management and full-time headquarter team members has been temporarily reduced by graduated amounts. Our Board of Directors has also agreed to a temporary reduction of its retainer and monitoring fees and an extension of the associated payment timeline. We continue to monitor the situation closely and it is possible that we will implement further measures.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures, including the following:

Net sales

Net sales reflect our sale of merchandise plus shipping and handling revenue less returns and discounts. Sales made at Company operated showrooms, including shop-in-shops and pop-up shops, and via the web are recognized in accordance with the guidance set forth in ASC 606, which is typically at the point of transference of title when the when the goods are shipped.

Comparable Showroom Sales

Comparable showroom sales are calculated based on point of sale transactions from showrooms that were open at least fifty-two weeks as of the end of the reporting period. These sales will differ from sales on our income statement which are reported when goods are shipped and title has transferred to the customer. A showroom is not considered a part of the comparable showroom sales base if the square footage of the showroom changed or if the showroom was relocated. If a showroom was closed for any period of time during the measurement period, that showroom is excluded from comparable showroom sales. For fiscal years 2020 and 2019, 14 and 6 showrooms, respectively were excluded from comparable showroom sales. Comparable showroom sales allow us to evaluate how our showroom base is performing by measuring the change in period-over-period net sales in showrooms that have been open for twelve months or more. While we review comparable showroom sales as one measure of our performance, this measure is less relevant to us than it may be to other retailers due to our fully integrated, omni-channel, go-to-market strategy. As a result, measures that analyze a single channel are less indicative of the performance of our business than they might be for other companies that operate their distribution channels as separate businesses. Further, certain of our competitors and other retailers calculate comparable showroom sales (or similar measures) differently than we do. As a result, the reporting of our comparable showroom sales may not be comparable to sales data made available by other companies.

Customer Lifetime Value and Customer Acquisition Cost

We calculate CAC on an annual basis by dividing our expenses associated with acquiring new customers for a fiscal year by the number of new customers we acquire in that fiscal year. We include premium rent for locations above commercial rates, media costs to new customers, and a portion of showroom merchandising costs in our marketing expenses associated with acquiring new customers when calculating our CAC. We believe that fiscal 2018 is the first fiscal year that our CAC fully reflects the implementation of changes to our marketing. In fiscal 2018 we significantly increased our spending on marketing expenses and media costs. Our marketing expenses for fiscal 2020 was equal to 12.5% of revenue as compared to fiscal 2019 at 11.1% of revenue and 9.0% of revenue for fiscal 2018. For fiscal 2020, our CAC was $391.71 per customer compared to a CAC of $309.46 for fiscal 2019. This increase was a result of our increased marketing spend that targeted Sactional customers. We expect our CAC to continue to increase over the next few years as a result of our continued focus on increasing marketing efforts. We expect this increase in CAC to correspond with a continued increase in CLV.

We monitor repeat customer transactions in aggregate through our point of sale platform and in groups based upon the year in which customers first made a purchase from us, which we refer to as cohorts, as a way to measure our customer’s engagement with our products over their lifetime. Our fiscal 2020 cohorts CLV is $1,835. In addition, our fiscal 2015 cohort has increased its CLV from $1,071 in fiscal 2015 to $1,314 in fiscal 2020, a 22.7% increase in customer value since the fiscal 2015 cohorts’ first purchases with Lovesac.

Retail Sales Per Selling Square Foot

Retail sales per selling square foot is calculated by dividing the total point of sales transactions for all comparable showrooms, by the average selling square footage for the period. Selling square footage is retail space at our showrooms used to sell our products. Selling square footage excludes backrooms at showrooms used for storage, office space or similar matters.

Cost of merchandise sold

Cost of merchandise sold includes the direct cost of sold merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or net realizable value reserves; inbound freight; all freight costs to ship merchandise to our showrooms; design, buying and allocation costs, warehousing and all logistics costs associated with shipping product to our customers. Certain of our competitors and other retailers may report gross profit differently than we do, by excluding from gross profit some or all of the costs related to their distribution network and instead including them in selling, general and administrative expenses. As a result, the reporting of our gross profit and profit margin may not be comparable to other companies.

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

Gross Profit

Gross profit is equal to our net sales less cost of merchandise sold. Gross profit as a percentage of our net sales is referred to as gross margin. In September 2018, the Office of the U.S. Trade Representative began imposing a 10 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture product categories. In September 2019, the Office of U.S. Trade Representative imposed an additional 15 percent ad valorem duty on products imported from China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities. selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.

Our recent revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are payroll and rent costs. We expect these expenses, as well as rent expense associated with the opening of new showrooms, to increase as we grow our business. We expect to leverage total selling, general and administrative expenses as a percentage of sales as sales volumes continue to grow. We expect to continue to invest in infrastructure to support the Company’s growth. These investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment. However, total selling, general and administrative expenses generally will leverage during the periods of investments with the most deleverage occurring in the first three quarters of the fiscal year, and the greatest leverage occurring in the fourth quarter.

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

Basis of Presentation and Results of Operations

The following discussion contains references to fiscal years 2020 and 2019 which represent our fiscal years ended February 2, 2020, and February 3, 2019, respectively. Our fiscal year ends on the Sunday closest to February 1. Both fiscal 2020 and fiscal 2019 were 52 week periods.

The following table sets forth, for the periods for fiscal 2020 and fiscal 2019, our consolidated statement of operations as a percentage of total revenues:

	For the Fiscal Year Ended
	February 2, 2020	February 3, 2019
Statement of Operations Data:
Net sales	100%	100%
Cost of merchandise sold	50%	45%
Gross profit	50%	55%
Selling, general and administrative expenses	42%	46%
Advertising and marketing	13%	11%
Depreciation and amortization	2%	2%
Operating loss	-7%	-4%
Interest income	0%	0%
Loss before taxes	-7%	-4%
Provision for income taxes	0%	0%
Net loss	-7%	-4%

Fiscal 2020 Compared to Fiscal 2019

Net sales

Net sales increased $67.5 million, or 40.7%, to $ 233.4 million in fiscal 2020 compared to $165.9 million in fiscal 2019. The increase in net sales is primarily due to an increase in new customers, which grew by 22.5% in fiscal 2020 as compared to 24.7% in fiscal 2019 and was accompanied by an increase in the total number of units sold by 16.3% over prior year. The fiscal 2020 average net sales based on point of transactions per showroom is $1,825,773 compared to $1,569,809 in fiscal 2019, which reflects a higher average order volume per customer. We had 91 and 75 showrooms open as of February 2, 2020, and February 3, 2019, respectively. We opened 18 additional showrooms and closed 2 showrooms in fiscal 2020. Showroom sales increased $34.9 million, or 30.9%, to $148.0 million in fiscal 2020 compared to $113.1 million in fiscal 2019. This increase was due in large part to our comparable showroom point of sales transaction increase of $31.8 million, or 34.4%, to $124.3 million in fiscal 2020 compared to $92.6 million in fiscal 2019. Point of sales transactions represent orders places through our showrooms which does not always reflect the point at which when control transfers to the customer, which occurs upon shipment being confirmed and the sale is recorded. See Note 1 to the consolidated financial statements. Retail sales per selling square foot based on point of transactions increased $373, or 21.8%, to $2,083 in fiscal 2020 compared to $1,710 in fiscal 2019. Internet sales (sales made directly to customers through our ecommerce channel) increased $22.8 million, or 68.9%, to $55.8 million in fiscal 2020 compared to $33.0 million in fiscal 2019. We believe that the increase in both showroom and Internet sales was due primarily to our customers’ favorable reaction to our Sactionals products, the redesign of our showrooms and our increased marketing initiatives. We believe that the increase in showroom sales in fiscal 2020 can also be attributed to the opening of additional showrooms. Other sales, which include pop-up shop and shop-in-shop sales, increased $9.8 million, or 49.8%, to $29.6 million in fiscal 2020 compared to $19.8 million in fiscal 2019. This increase was due in large part to our increase in the use of pop-up shops and the addition of shop-in-shops.

Gross profit

Gross profit increased $25.8 million, or 28.4%, to $116.7 million in fiscal 2020 from $90.9 million in fiscal 2019. Gross margin decreased to 50.0% of net sales in fiscal 2020 from 54.8% of net sales in fiscal 2019. The decrease in gross margin percentage of 4.8% was driven primarily by the impact of the 25% China tariffs. The decrease in gross margin was partially offset by reduced costs of our Sactionals products. The decrease in costs of our Sactionals products was primarily related to cost savings from a change in the sourcing of our Lovesoft and down blend fills in addition to an ongoing shift of manufacturing to Vietnam and other countries.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $21.7 million, or 28.4%, to $98.1 million for the fiscal year ended February 2, 2020 compared to $76.4 million for the fiscal year ended February 3, 2019. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $5.1 million, $3.4 million of increased rent associated with our net addition of 16 showrooms, $5.9 million of expenses related to the increase in sales such as $2.8 million of credit card fees, $0.7 million of web related selling expenses, $0.8 million of web affiliate program and web platform hosting commissions and $1.6 million of pop-up shop sales agent fees. Overhead expenses increased $7.3 million consisting of an increase of $6.8 million in headquarters operating expenses as well as infrastructure investments, an increase in insurance expense of $0.7 million related to the growth of the Company and an increase of $1.9 million in stock compensation offset by a decrease in IPO and financing related expense of $2.1 million.

Selling, general and administrative expenses were 42.1% of net sales for fiscal year ended February 2, 2020 compared to 46.1% of net sales for fiscal year ended February 3, 2019. The decrease in selling, general and administrative expenses of 4.0% of net sales was driven largely by leverage in employment costs, rent expense, and financing related costs. The leverage in these expenses was partially offset by increases in stock compensation headquarters operating expenses and infrastructure investments.

Advertising and marketing

Advertising and marketing expenses increased $10.8 million, or 59.0%, to $29.2 million for the fiscal year ended February 2, 2020 compared to $18.4 million for the fiscal year ended February 3, 2019. The increase in advertising and marketing costs relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. We expect to continue to maintain our advertising and marketing investments at 10%-12% of net sales on an annual basis. The investment by quarter may vary.

Advertising and marketing expenses were 12.5% of net sales in fiscal 2020 compared to 11.1% of net sales in fiscal 2019. The increase in advertising and marketing expenses of 1.4% of net sales was driven largely by a shift to national media with a focus on holiday media and the introduction of 15 second sport into our television – advertising mix.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $2.0 million or 65.6% in fiscal 2020 to $5.2 million compared to $3.1 million in fiscal 2019. The increase in depreciation and amortization expense is principally related to capital investments for new and remodeled showrooms.

Interest income, net

Interest income was $0.6 million which reflects earnings related to the net proceeds from the IPO and primary share offerings of $0.8 million net of interest expense of $0.2 million relating to unused line fees, interest on borrowings and amortization of deferred financing fees on the asset based loan for the fiscal year ended February 2, 2020.

Provision for income taxes

Income tax expense was less than 0.02% of sales for both fiscal 2020 and fiscal 2019.

Repeat customers

Repeat customers accounted for approximately 35% of all transactions in fiscal 2020 compared to 38% in fiscal 2019. We expect this shift into new customer transactions to continue as we focus on driving acquisition due to our favorable CAC/CLV ratio.

Quarterly Results and Seasonality

The following table sets forth our historical quarterly consolidated statements of income for each of the last eight fiscal quarters for the period ended February 2, 2020. This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting of only normal recurring adjustments that we consider necessary to present fairly the financial information for the fiscal quarters presented. The unaudited quarterly data should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	February 2, 2020	November 3, 2019	August 4, 2019	May 5, 2019	February 3, 2019	November 4, 2018	August 5, 2018	May 6, 2018
Net sales	$92,175,369	$52,097,232	$48,146,415	$40,958,363	$64,177,558	$41,685,929	$33,249,012	$26,768,798
Cost of merchandise sold	47,016,413	25,843,532	23,861,242	19,965,868	28,669,301	18,799,108	15,410,442	12,121,625
Gross profit	45,158,956	26,253,700	24,285,173	20,992,495	35,508,257	22,886,821	17,838,570	14,647,173
Operating expenses
Selling, general and administrative expenses	27,843,745	24,484,791	21,956,376	23,861,612	21,448,783	19,329,422	20,454,183	15,194,504
Advertising and marketing	10,476,772	7,258,284	6,069,903	5,389,330	5,196,137	5,164,699	3,594,868	4,407,787
Depreciation and amortization	1,508,990	1,377,659	1,205,796	1,065,617	620,742	1,084,180	758,684	670,145
Total operating expenses	39,829,507	33,120,734	29,232,075	30,316,559	27,265,662	25,578,301	24,807,735	20,272,436
Operating income (loss)	5,329,449	(6,867,034)	(4,946,902)	(9,324,064)	8,242,595	(2,691,480)	(6,969,165)	(5,625,263)
Interest income (expense)	108,538	134,416	169,327	234,563	212,922	200,862	(435)	(57,985)
Net income (loss) before taxes	5,437,987	(6,732,618)	(4,777,575)	(9,089,501)	8,455,517	(2,490,618)	(6,969,600)	(5,683,248)
(Provision) benefit for income taxes	(21,920)	(15,692)	6,576	(12,276)	(16,407)	-	-	-
Net income (loss)	$5,416,067	$(6,748,310)	$(4,770,999)	$(9,101,777)	$8,439,110	$(2,490,618)	$(6,969,600)	$(5,683,248)

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	February 2, 2020	November 3, 2019	August 4, 2019	May 5, 2019	February 3, 2019	November 4, 2018	August 5, 2018	May 6, 2018
Net sales	100%	100%	100%	100%	100%	100%	100%	100%
Cost of merchandise sold	51%	50%	50%	49%	45%	45%	46%	45%
Gross profit	49%	50%	50%	51%	55%	55%	54%	55%
Selling, general and administrative expenses	30%	47%	46%	58%	33%	46%	62%	57%
Advertising and marketing	11%	14%	13%	13%	8%	12%	11%	16%
Depreciation and amortization	2%	3%	3%	3%	1%	3%	2%	3%
Total operating expenses	43%	64%	61%	74%	42%	61%	75%	76%
Operating income (loss)	6%	-13%	-10%	-23%	13%	-6%	-21%	-21%
Interest income (expense)	0%	0%	0%	1%	0%	0%	0%	0%
Net income (loss) before income taxes	6%	-13%	-10%	-22%	13%	-6%	-21%	-21%
Provision for income taxes	0%	0%	0%	0%	0%	0%	0%	0%
Net income (loss)	6%	-13%	-10%	-22%	13%	-6%	-21%	-21%

Non-GAAP Quarterly Results

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	February 2, 2020	November 3, 2019	August 4, 2019	May 5, 2019	February 3, 2019	November 4, 2018	August 5, 2018	May 6, 2018
Net income (loss)	$5,416,067	$(6,748,310)	$(4,770,999)	$(9,101,777)	$8,439,110	$(2,490,618)	$(6,969,600)	$(5,683,248)
Interest (income) expense, net	$(108,538)	$(134,416)	$(169,327)	$(234,563)	$(212,922)	$(200,862)	$435	$57,985
Provision for income taxes	21,920	15,692	(6,576)	12,276	16,407	-	-	-
Depreciation and amortization	1,508,990	1,377,659	1,205,796	1,065,617	620,742	1,084,180	758,684	670,145
Deferred rent	(187,951)	815,171	77,002	11,772	148,355	130,710	128,398	123,244
Equity-based compensation	1,224,609	627,878	170,538	3,222,563	460,176	516,000	2,038,865	295,239
Net (gain) loss on disposal of property and equipment	-	-	(213,722)	46,857	248,581	-	-	6,139
Management fees	194,261	141,114	133,341	163,828	185,082	125,000	742,000	125,000
Other expenses	(95,000)	173,821	274,564	150,000	70,134	444,000	1,291,573	215,715
Adjusted EBITDA	$7,974,358	$(3,731,391)	$(3,299,383)	$(4,663,427)	$9,975,665	$(391,590)	$(2,009,645)	$(4,189,781)

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

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, inventory, accounts receivable, accounts payable and other current liabilities and customer deposits. When borrowing, our borrowings generally increase in our third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations and cash generated from our IPO and primary share offerings are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Fiscal Year Ended
	February 2, 2020	February 3, 2019

Used in operating activities	$(11,194)	$(7,008)
Used in investing activities	(10,650)	(11,362)
Provided by financing activities	21,312	58,265
(Decrease) increase in cash and cash equivalents	(532)	39,895
Cash and cash equivalents at end of period	48,539	49,071

Net Cash Used in Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation, amortization, (gain) loss on disposal of property and equipment, equity-based compensation, non-cash interest expense, deferred rent and the effect of changes in working capital and other activities.

In fiscal 2020, net cash used by operating activities was $11.2 million and consisted of changes in operating assets and liabilities of $7.8 million, a net loss of $15.2 million, and non-cash items of $11.8 million. Working capital and other activities consisted primarily of increases in inventory of $10.2 million, accounts receivable of $3.2 million, and prepaid expenses of $2.2 million, partially offset by increases in accrued liabilities and accounts payable of $7.2 million, and other current liabilities of $0.6 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.

For fiscal 2020, capital expenditures were $10.7 million as a result of investments in new and remolded showrooms and intangibles which included $0.3 million in proceeds from the disposal of property and equipment.

For fiscal 2019, capital expenditures were $11.4 million as a result of investments in new and remolded showrooms and intangibles.

Net Cash Provided By Financing Activities

Financing activities consist primarily of the net proceeds from public offerings, borrowings and repayments related to the existing revolving line of credit and capital contributions from securities issuances.

For fiscal 2020, net cash provided by financing activities was $21.3 million, primarily due to $25.6 million of net proceeds from a primary share offering net of $4.3 million of taxes paid for net share settlement of equity awards.

For fiscal 2019, net cash provided by financing activities was $58.3 million, primarily due to $58.9 million net proceeds from our IPO net of $0.3 million for the payment of financing costs on the new revolving credit facility with Wells Fargo Bank, National Association (“Wells”) and $0.4 million of taxes paid for net share settlement of equity awards.

Revolving Line of Credit

On February 6, 2018, we entered a four-year, secured revolving credit facility with Wells. The credit facility with Wells permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 9 to our consolidated financial statements. As of February 2, 2020, the Company’s borrowing availability under the line of credit with Wells was $12.5 million. As of February 2, 2020, there were no borrowings outstanding on this line of credit.

Contractual Obligations

We generally enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of February 2, 2020, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 Years	More than 5 years

Employment agreements	$3,670,533	$3,670,533	$-	$-	$-
Operating leases	68,636,867	11,169,268	19,851,102	17,683,530	19,932,967

Total	$72,307,400	$14,839,801	$19,851,102	$17,683,530	$19,932,967

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of February 2, 2020, except for operating leases and employment agreements entered into in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during fiscal 2020.

Revenue Recognition

Our revenue consists substantially of product sales. We report product sales net of discounts and recognize them at the point in time when control transfers to the customer, which occurs when shipment is confirmed.

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

We exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue- producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes).

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

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, which includes leasehold improvements. Long-lived assets are reviewed for potential impairment at such time that events or changes in circumstances indicate that the carrying amount of an asset might not be recovered. The Company evaluates long-lived assets for impairment at the individual showroom level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the individual showroom’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying amounts of the assets, an impairment loss calculation is prepared. An impairment loss is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimated future discounted cash flow. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value. There were no impairments of long-lived assets during fiscal 2020 or fiscal 2019.

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

For the years ended February 2, 2020 and February 3, 2019 the Company did not capitalize any deferred direct-response television, postcard and catalogue costs.

Direct-response advertising costs, which are included in prepaid expenses and other current assets, are amortized commencing the date the catalogs and post cards are mailed and the television commercial airs through the estimated period of time for the Company has determined the related advertising impacts sales. There was no balance as of February 2, 2020 or February 3, 2019.

Advertising and marketing costs not associated with direct-response advertising are expensed as incurred. Advertising and marketing expenses (including amortization of direct-response advertising) were $29,194,289 in fiscal 2020 and $18,363,491 in fiscal 2019.

Merchandise Inventories

Merchandise inventories are comprised of finished goods which are carried at the lower of cost or net realizable value and capitalized freight and warehousing costs. Cost is determined on a weighted-average method basis (first-in, first out). Merchandise inventories consist primarily of foam filled furniture, sectional couches, and related accessories. The Company adjusts its inventory for obsolescence based on historical trends, aging reports, specific identification and its estimates of future retail sales prices.

Equity-based Compensation

The Company accounts for equity-based compensation for employees and directors by recognizing the fair value of equity-based compensation as an expense in the calculation of net income, based on the grant-date fair value. The Company recognizes equity-based compensation expense in the periods in which the employee or director is required to provide service, which is generally over the vesting period of the individual equity instruments. The fair value of the equity-based awards is determined using the Black-Scholes option pricing model or the stock price on the date of grant.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2019-10 extended the effective date to fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. We will adopt this standard beginning in fiscal 2022. Management has evaluated the impact ASU No. 2016-02 will have on these consolidated financial statements. Based on the initial evaluation, we have determined that adopting this standard will have a material impact on our consolidated balance sheet as we have a significant number of operating leases.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of February 2, 2020. This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2020. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of February 2, 2020.

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

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after February 2, 2020. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 11. Executive Compensation.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after February 2, 2020. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after February 2, 2020. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after February 2, 2020. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

We will file with the SEC a definitive proxy statement pursuant to Regulation 14A no later than 120 days after February 2, 2020. The information required by this Item will appear in that definitive proxy statement and is incorporated by reference herein.

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

Exhibits

The following exhibits are incorporated by reference or filed herewith.

Exhibit Number	Description of Exhibit
2.1	Assignment and Assumption Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Amendment No. 4 to the Registration Statement on Form S-1, filed with the SEC on June 25, 2018)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1, filed with the SEC on June 8, 2018)
4.1	Form of Amended and Restated Series A Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on May 23, 2018)
4.2	Form of Amended and Restated Series A-1 Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on May 23, 2018)
4.3	Form of Amended and Restated Series A-2 Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on May 23, 2018)
4.4	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Amendment No. 4 to the Registration Statement on Form S-1, filed with the SEC on June 25, 2018)
4.5	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act of 1934*
10.1	Wells Fargo Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
10.2±	2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
10.3±	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on May 23, 2018)
10.4	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
10.5±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Shawn Nelson (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
10.6±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Jack Krause (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
10.7±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Donna Dellomo (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on April 20, 2018)
23.1	Consent of Marcum LLP*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*          Filed herewith.

± ±       Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

Optional disclosure not included in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2020.

THE LOVESAC COMPANY

By:	/s/ Shawn Nelson
Shawn Nelson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Shawn Nelson	April 29, 2020
Shawn Nelson
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donna Dellomo	April 29, 2020
Donna Dellomo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Jack Krause	April 29, 2020
Jack Krause
President and Chief Operating Officer

/s/ Andrew Heyer	April 29, 2020
Andrew Heyer
Chairman and Director

/s/ Walter McLallen	April 29, 2020
Walter McLallen
Director

/s/ William Phoenix	April 29, 2020
William Phoenix
Director

/s/ Mary Fox	April 29, 2020
Mary Fox
Director

/s/ Shirley Romig	April 29, 2020
Shirley Romig
Director

/s/ John Grafer	April 29, 2020
John Grafer
Director

THE LOVESAC COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

THE LOVESAC COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

The Lovesac Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Lovesac Company (the “Company”) as of February 2, 2020 and February 3, 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended February 2, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2020 and February 3, 2019, and the results of its operations and its cash flows for each of the two years in the period ended February 2, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Hartford, CT

April 29, 2020

THE LOVESAC COMPANY

CONSOLIDATED BALANCE SHEETS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

	2020	2019
Assets

Current Assets
Cash and cash equivalents	$48,538,827	$49,070,952
Trade accounts receivable	7,188,925	3,955,124
Merchandise inventories	36,399,862	26,154,314
Prepaid expenses and other current assets	8,050,122	5,933,872

Total Current Assets	100,177,736	85,114,262

Property and Equipment, Net	23,844,261	18,595,079

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	1,352,161	942,331
Deferred financing costs, net	146,047	219,071

Total Other Assets	1,641,770	1,304,964

Total Assets	$125,663,767	$105,014,305

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$19,887,611	$16,836,816
Accrued expenses	8,567,580	3,701,090
Payroll payable	887,415	2,269,834
Customer deposits	1,653,597	1,059,957
Sales taxes payable	1,404,792	750,922
Total Current Liabilities	32,400,995	24,618,619

Deferred rent	3,108,245	1,594,179

Line of credit	-	31,373

Total Liabilities	35,509,240	26,244,171

Commitments and contingencies (see Note 6)

Stockholders’ Equity
Preferred Stock $.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of February 2, 2020 and February 3, 2019.	-	-
Common Stock $.00001 par value, 40,000,000 shares authorized, 14,472,611 shares issued and outstanding as of February 2, 2020 and 13,588,568 shares issued and outstanding as of February 3, 2019.	145	136
Additional paid-in capital	168,317,210	141,727,807
Accumulated deficit	(78,162,828)	(62,957,809)

Stockholders’ Equity	90,154,527	78,770,134

Total Liabilities and Stockholders’ Equity	$125,663,767	$105,014,305

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

	2020	2019
Net sales	$233,377,379	$165,881,297

Cost of merchandise sold	116,687,055	75,000,476

Gross profit	116,690,324	90,880,821

Operating expenses
Selling, general and administration expenses	98,146,524	76,426,892
Advertising and marketing	29,194,289	18,363,491
Depreciation and amortization	5,158,062	3,133,751

Total operating expenses	132,498,875	97,924,134

Operating loss	(15,808,551)	(7,043,313)

Interest income, net	646,844	355,364

Net loss before taxes	(15,161,707)	(6,687,949)

Provision for income taxes	(43,312)	(16,407)

Net loss	$(15,205,019)	$(6,704,356)

Net loss per common share:
Basic and diluted	$(1.07)	$(3.28)

Weighted average number of common shares outstanding:
Basic and diluted	14,260,395	10,536,721

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

	Common		Preferred		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - February 5, 2018	6,064,500	$61	1,018,600	$10	79,891,835	$(56,253,453)	$23,638,453

Net loss	-	-	-	-	-	(6,704,356)	(6,704,356)
Equity based compensation	50,000	-	-	-	3,310,018	-	3,310,018
Vested restricted stock units	125,633	2	-	-	(382,535)	-	(382,533)
Exercise of warrants	35,994	-	-	-	-	-	-
Preferred stock conversion	3,287,441	33	(1,018,600)	(10)	(23)	-	-
Initial public offering, net	4,025,000	40	-	-	58,908,512	-	58,908,552
Balance - February 3, 2019	13,588,568	136	-	-	141,727,807	(62,957,809)	78,770,134

Net loss	-	-	-	-	-	(15,205,019)	(15,205,019)
Equity based compensation	101,883	1	-	-	5,245,587	-	5,245,588
Issuance of common shares, net	750,000	8	-	-	25,609,992	-	25,610,000
Vested restricted stock units	180,304	2	-	-	(2)	-	-
Taxes paid for net share settlement of equity awards					(4,278,176)		(4,278,176)
Exercise of warrants	27,246	-	-	-	12,000	-	12,000
Cancelation of shares	(175,390)	(2)	-	-	2	-	-
Balance - February 2, 2020	14,472,611	$145	-	$-	168,317,210	$(78,162,828)	$90,154,527

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

	2020	2019
Cash Flows from Operating Activities
Net loss	$(15,205,019)	$(6,704,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,894,220	2,935,202
Amortization of other intangible assets	263,842	198,549
Amortization of deferred financing fees	73,024	121,173
Net (gain) loss on disposal of property and equipment	(166,865)	254,720
Equity based compensation	5,245,588	3,310,018
Deferred rent	1,514,066	530,707
Changes in operating assets and liabilities:
Accounts receivable	(3,233,801)	(1,149,938)
Merchandise inventories	(10,245,548)	(14,512,832)
Prepaid expenses and other current assets	(2,116,250)	129,074
Accounts payable and accrued expenses	7,188,736	7,729,293
Customer deposits	593,640	150,721

Net Cash Used in Operating Activities	(11,194,367)	(7,007,669)

Cash Flows from Investing Activities
Purchase of property and equipment	(10,276,537)	(10,747,712)
Payments for patents and trademarks	(673,672)	(614,510)
Proceeds from disposal of property and equipment	300,000	-

Net Cash Used in Investing Activities	(10,650,209)	(11,362,222)

Cash Flows from Financing Activities
Proceeds from the issuance of common shares, net	25,610,000	58,908,552
Taxes paid for net share settlement of equity awards	(4,278,176)	(382,533)
Proceeds from the issuance of warrants, net	12,000	-
(Paydowns of) proceeds from line of credit	(31,373)	30,968
Payments of deferred financing costs	-	(292,095)
Net Cash Provided by Financing Activities	21,312,451	58,264,892

Net Change in Cash and Cash Equivalents	(532,125)	39,895,001

Cash and Cash Equivalents - Beginning	49,070,952	9,175,951

Cash and Cash Equivalents - End	$48,538,827	$49,070,952

Supplemental Cash Flow Disclosures

Cash paid for taxes	$43,312	$18,246
Cash paid for interest	$62,670	$61,436

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND LIQUIDITY

The Lovesac Company (the “Company”) designs and sells foam filled furniture, sectional couches, and related accessories throughout the world. As of February 2, 2020, the Company operated 91 leased retail showrooms located throughout the United States. In addition, the Company operates a retail internet website and does business to business transactions through its wholesale operations. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.

The Company has incurred significant operating losses and used cash in its operating activities since inception. Operating losses have resulted from inadequate sales levels for the cost structure and expenses as a result of expanding into new markets, opening new showrooms, investments into marketing and infrastructure to support increase in revenues. The Company continues to enter into new retail showrooms in larger markets to increase sales levels and invest in marketing initiatives to increase brand awareness. Of course, there can be no assurance that the anticipated sales levels will be achieved. The Company believes that based on its current sales and expense levels, projections for the next twelve months, the credit facility with Wells Fargo Bank, see Note 9, and the proceeds from the IPO and recently completed offering in May 2019, the Company will have sufficient working capital to cover operating cash needs through the twelve month period from the financial statement issuance date.

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

Immediately prior to the follow-on offerings in October 2018 and May 2019, various investment vehicles affiliated with our equity sponsor Mistral Capital Managements, LLC (“Mistral”), which included SAC LLC, owned approximately 56% and 41% of our common stock, respectively. Immediately after the completion of the follow-on offerings, such entities owned approximately 41% and 29% of the Company’s common stock, respectively. As a result, the Company is no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq, the Company may no longer rely on exemptions from corporate governance requirements that are available to controlled companies. In December 2019, SAC LLC distributed the shares of the Company’s common stock to its members, which included certain affiliates of Mistral. Following the distribution by SAC LLC, Mistral and its affiliates owned approximately 19% of the Company’s common stock. See Note 7.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

The Company’s fiscal year is determined on a 52/53 week basis ending on the Sunday closest to January 31st. Hereinafter, the periods from February 4, 2019 through February 2, 2020 and February 5, 2018, through February 3, 2019 are referred to as fiscal 2020 and fiscal 2019, respectively. Both fiscal 2020 and fiscal 2019 were a 52 week fiscal year.

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

REVENUE RECOGNITION

The Company implemented ASU 2015-04, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), in the first quarter of fiscal 2020 using modified retrospective method, which required the company to apply the new guidance retrospectively to revenue transactions completed on or after the effective date. Adopting this new standard had no material financial impact on our condensed consolidated financial statements but did result in enhanced presentation and disclosures.

Our revenue consists substantially of product sales. The Company reports product sales net of discounts and recognize them at the point in time when control transfers to the customer, which occurs when shipment is confirmed.

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the statement of operations and an increase in inventory and customers returns liability on the balance sheet. As of February 2, 2020, there was a returns allowance recorded on the balance sheet in the amount $2,177,715 which was in accrued expenses and $442,390 associated with sales returns in merchandise inventories.

In some cases, deposits are received before the company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s balance sheet. As of February 2, 2020, and February 3, 2019, the Company recorded under customer deposit liabilities the amount of $1,653,597 and $1,059,957 respectively. During fiscal year ended February 2, 2020, the Company recognized $1,059,957 related to its customer deposits from fiscal 2019.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Upon adoption of ASC 606, the Company has elected the following accounting policies and practical expedients:

The Company recognizes shipping and handling expense as fulfilment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue.

The Company excludes from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue- producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes).

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

	For the fiscal years ended
	February 2, 2020	February 3, 2019
Showrooms	$148,003,995	$113,105,029
Internet	55,781,186	33,024,079
Other	29,592,198	19,752,189
Total net sales	$233,377,379	$165,881,297

The Company has no foreign operations and its sales to foreign countries was less than .05% of total net sales in both fiscal 2020 and 2019.

The Company had no customers in fiscal 2020 or 2019 that comprise more than 10% of total net sales.

See Note 10 for sales disaggregated by product.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity at purchase of three months or less to be cash equivalents.

The Company has deposits with financial institutions that maintain Federal Deposit Insurance Corporation “FDIC” deposit insurance up to $250,000 per depositor. The portion of the deposit in excess of this limit represents a credit risk to the Company. Due to the high cash balance maintained by the Company, the Company does maintain depository balances in excess of the insured amounts.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are carried at their estimated realizable amount and do not bear interest. Management determines the allowance for doubtful accounts by regularly evaluating individual customer accounts, considering the customer’s financial condition, and credit history, and general and industry current economic conditions. Trade accounts receivable are reserved for when deemed uncollectible. Recoveries of amounts previously written off are recorded when received. Historically, collection losses have been immaterial as a significant portion of the Company’s receivables are related to individual credit card transactions   and one wholesale customer for which the Company has no history of collection losses. Management has concluded that an allowance was not necessary at February 2, 2020 and February 3, 2019, respectively.

Breakdown of accounts receivable is as follows:

	As of February 2, 2020	As of February 3, 2019
Credit card receivables	$1,073,855	$838,373
Wholesale receivables	4,724,154	2,850,000
Other receivables	1,390,916	266,751
	$7,188,925	$3,955,124

The Company has one wholesale customer that comprised approximately 97% and 100% of wholesale receivables at February 2, 2020 and February 3, 2019, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company recognizes payments made for goods and services to be received in the near future as prepaid expenses and other current assets. Prepaid expenses and other current assets consist primarily of payments related to insurance premiums, catalogue costs, barter credits, deposits, prepaid rent, prepaid inventory, and other costs.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MERCHANDISE INVENTORIES

Merchandise inventories are comprised of finished goods which are carried at the lower of cost or net realizable value. Cost is determined on a weighted-average method basis. Merchandise inventories consist primarily of foam filled furniture, sectional couches, and related accessories. The Company adjusts its inventory for obsolescence based on historical trends, aging reports, specific identification and its estimates of future retail sales prices. In addition, the Company includes capitalized freight and warehousing costs in inventory relative to the finished goods in inventory.

GIFT CERTIFICATES AND MERCHANDISE CREDITS

The Company sells gift certificates and issues merchandise credits to its customers in the showrooms and through its website. Revenue associated with gift certificates and merchandise credits is deferred until redemption of the gift certificate and merchandise credits. The Company did not recognize any breakage revenue in fiscal 2020 or fiscal 2019 as the Company continues to honor all outstanding gift certificates.

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

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

There were no impairments during either fiscal 2020 or 2019.

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

There were no impairments during either fiscal 2020 or 2019.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

The Company’s financing costs are capitalized and amortized over the life of the related financing. The financing costs are treated as debt discounts with the exception of revolving lines of credit. Previously acquired debt discounts were amortized over the life of the loans as interest expense. The debt discounts were fully amortized in fiscal 2019. In 2019, the Company paid $292,095 in connection with the renegotiated terms of its line of credit. The Company amortized to interest expense $73,024 in 2020 and $121,173 in 2019 of financing costs.

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

There were no impairments of long-lived assets during fiscal 2020 or 2019.

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

For fiscal years 2020 and 2019 the Company did not have any capitalized deferred direct-response television, postcard and catalogue costs.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING AND CATALOG COSTS (CONTINUED)

Direct-response advertising costs, which are included in prepaid expenses and other current assets, are amortized commencing the date the catalogs and post cards are mailed and the television commercial airs through the estimated period of time for the Company has determined the related advertising impacts sales. There was no balance as of February 2, 2020 or February 3, 2019.

Advertising costs not associated with direct-response advertising are expensed as incurred and were $29,194,289 in 2020 and $18,363,491 in 2019.

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

PRODUCT WARRANTY

Depending on the type of merchandise, the Company offers either a three year limited warranty or a lifetime warranty. The Company’s warranties require it to repair or replace defective products at no cost to the customer. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The Company periodically reviews the adequacy of its recorded warranty liability. Product warranty expense was approximately $933,000 in fiscal 2020 and $414,000 in fiscal 2019. Warranty reserve was $1,180,000 in fiscal 2020 and $212,000 in fiscal 2019.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OPERATING LEASES

Minimum operating lease expenses are recognized on a straight-line basis over the terms of the leases. Tenant allowances are recorded as a receivable when lease is executed. The corresponding liability is recorded and amortized over the term of the lease. The amortization of the liability is a reduction of rent expense over the term of the lease.

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

EQUITY BASED COMPENSATION

The Company’s 2017 Equity Incentive Plan provides for awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock, performance shares, cash-based awards and other stock-based awards. The plan allows for the issuance of up to 1,414,889 shares at February 2, 2020 and 615,066 at February 3, 2019. All awards shall be granted within 10 years from the effective date of the plan. The unit vesting was based on both time and performance. See Note 7 for additional disclosure.

SHIPPING AND HANDLING

Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs incurred are included in cost of merchandise sold. Shipping and handling costs were $47,148,918 in fiscal 2020 and $25,132,736 in fiscal 2019.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

In connection with the 2017 reorganization, the intent was that the net operating losses (NOLs) of SAC Acquisition, LLC, a limited liability company that had been historically treated as a C-corporation for federal and state income tax purposes, were to be inherited by the Company. The Company filed a request for a private letter ruling requesting additional time to make a check the box election pursuant to Treas. Reg. 301.7701-3. In PLR-109713-19 dated October 22, 2019 the Company was granted an extension of time of 120 days to file form 8832 “Entity Classification Election.” The completed Form 8832 was filed with The IRS on November 11, 2019.  The Company has maintained the position that the NOLs were inherited from SAC Acquisition in the 2017 reorganization and consistently maintained a full valuation allowance against its NOLs as they were part of deferred income tax assets not likely to be realized.  Accordingly, the resolution of the uncertain tax position regarding the Company’s NOL carry forward during the year did not have an impact on the Company’s financial position or results of operations.  As of February 3, 2019 there are NOLs of approximately $10.8 million identified as an uncertain tax position. As of February 2, 2020, there were no uncertain tax positions. See Note 5 for additional disclosures.

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

BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. As a result of the Company’s net loss for both years presented, potentially dilutive securities were excluded from the computation of diluted loss per share, as their effect would be anti-dilutive. Potentially dilutive securities include unvested restricted stock units in the amounts of 183,053 and 377,286 for fiscal 2020 and 2019, respectively, common stock warrants outstanding of 1,039,120 and 1,067,475 for fiscal 2020 and 2019, respectively and stock options of 495,366 for fiscal 2020. For fiscal 2020, the warrants and the options have an exercise price that exceeds the market price.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC AND DILUTED NET LOSS PER SHARE (CONTINUED)

Basic and diluted net loss per common share is computed as follows:

	For the year ended February 2, 2020	For the year ended February 3, 2019
Numerator:
Net loss - Basic and diluted	$(15,205,019)	$(6,704,356)
Preferred dividends and deemed dividends	-	(27,832,998)
Net loss attributable to common shares	(15,205,019)	(34,537,354)

Denominator:
Weighted average number of common shares for basic and diluted net loss per share	14,260,395	10,536,721
Basic and diluted net loss per share	$(1.07)	$(3.28)

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

The following new accounting pronouncements were adopted in fiscal 2020:

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, ASU 2015-14 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, which for the Company is fiscal 2020. The Company reviewed substantially all of its contracts and other revenue streams and determined that while the application of the new standard did not have a material change in the amount of or timing for recognizing revenue, it did have a significant impact on our financial statement disclosures which are further discussed in Note 1 - Revenue Recognition.

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

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The following new accounting pronouncements, and related impacts on adoption are being evaluated by the Company:

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2019-10 extended the effective date to fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will adopt this standard beginning with our fiscal 2022. Management has evaluated the impact ASU No. 2016-02 will have on these condensed consolidated financial statements. Based on the initial evaluation, the Company has determined that adopting this standard will have a material impact on our condensed consolidated balance sheet as the Company has a significant number of operating leases.

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

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 2 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of February 2, 2020 and February 3, 2019 consists of:

	Estimated Life	2020	2019
Office and store furniture, and equipment	5 Years	$6,674,950	$4,798,414
Software	3 Years	2,652,960	2,707,666
Leasehold improvements	Shorter of estimated useful life or lease term	28,071,912	20,088,812
Tools, Dies, Molds	5 Years	97,876	-
Construction in process	NA	2,193,218	2,222,218
		39,690,916	29,817,110
Accumulated depreciation and amortization		(15,846,655)	(11,222,031)
		$23,844,261	$18,595,079

Depreciation expense was $4,894,220 in fiscal 2020 and $2,935,202 in fiscal 2019.

NOTE 3 - OTHER INTANGIBLE ASSETS, NET

A summary of other intangible assets follows:

		February 2, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$1,965,794	$(846,898)	$1,118,896
Trademarks	3 Years	982,800	(749,535)	233,265
Other intangibles	5 Years	839,737	(839,737)	-
Total		$3,788,331	$(2,436,170)	$1,352,161

		February 3, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$1,406,336	$(744,715)	$661,621
Trademarks	3 Years	868,586	(589,248)	279,338
Other intangibles	5 Years	839,737	(838,365)	1,372
Total		$3,114,659	$(2,172,328)	$942,331

Amortization expense on other intangible assets was $263,842 in fiscal 2020 and $198,549 in fiscal 2019.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 3 - OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Expected amortization expense by fiscal year for these other intangible assets follows:

2021	$282,716
2022	242,086
2023	136,870
2024	132,973
2025	132,917
Thereafter	424,599
$1,352,161

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

A summary of other prepaid and other current assets follows:

	2020	2019

Prepaid insurance	$1,174,920	$760,974
Prepaid catalogue costs and related	3,067,302	1,633,960
Barter credits	374,423	-
Deposits	892,611	732,938
Prepaid rent	1,297,511	1,036,647
Prepaid inventory	511,100	575,397
Other	732,255	1,193,956
	$8,050,122	$5,933,872

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 5 - INCOME TAXES

On March 27, 2020, the Federal government of the United States enacted the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) which includes a number of significant changes to the existing U.S. tax laws including postponing the filing date of specific federal income tax returns and payments from April 15, 2020 to July 15, 2020, temporarily increasing the 30% limitation on the interest deduction to 50%, introduction of a capital investment deduction for Qualified Improvement Property (“QIP”), and change in the use of net operating losses. The Company’s federal net operating losses that have been incurred in tax years beginning on or before December 31, 2017 will have a 20-year carryforward limitation, a two-year carryback period and can offset 100% of future taxable income. Net operating losses incurred in tax years beginning after December 31, 2017 and before January 1, 2021 will have an indefinite life, a five-year carryback period and can offset 100% of future taxable income prior to 2021 and 80% of future taxable income after 2020. Net operating losses incurred in tax years beginning on or after January 1, 2021 will have an indefinite life, generally no carryback period and can offset 80% of future taxable income.

The components of deferred income taxes follow:

	2020	2019

Deferred Income Tax Assets
Federal net operating loss carry forward	$12,455,237	$708,865
State net operating loss carry forward	2,485,074	130,924
Intangible assets	244,053	248,731
Accrued liabilities	1,833,549	1,139,686
Equity based compensation	503,201	171,120
Property and equipment	1,748,593	1,165,359
Merchandise inventories	254,034	154,599
Total Deferred Income Tax Assets	19,523,741	3,719,284
Valuation Allowance	(19,523,741)	(3,719,284)
Net Deferred Income Tax Asset	$-	$-

The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pre-tax income as follows:

	2020	2019
Benefit at Federal Statutory rates	$(3,183,958)	$(1,397,881)
Permanent adjustments	(847,531)	406,674
State tax, net of Federal benefit	(582,572)	(15,086)
Change in Federal rate from 34% to 21%	-	-
Federal and deferred true-ups	(393,702)	(175,845)
Uncertain tax positions - NOLS	(10,753,384)	10,753,384
Change in valuation allowance	15,804,459	(9,554,839)
Income tax provision	$43,312	$16,407

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	2020	2019
Current taxes:
U.S. federal	$-	$-
State and local	43,312	16,407
Total current tax expense	$43,312	$16,407

Deferred taxes:
U.S. federal	$-	$-
State and local	-	-
Total deferred tax expense (benefit)	$-	$-
Total tax provision	$43,312	$16,407

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 5 - INCOME TAXES (CONTINUED)

Differences in terms of percentages are as follows:

	2020	2019
Benefit at Federal Statutory rates	-21.0%	-21.0%
Permanent adjustments	-5.6%	6.1%
State tax, net of Federal benefit	-3.8%	-0.2%
Change in Federal rate from 34% to 21%	0.0%	0.0%
Federal True-ups	-2.6%	-2.6%
Uncertain tax positions- NOLS	-70.9%	161.5%
Change in valuation allowance	104.2%	-143.5%
Income tax provision	0.3%	0.3%

At February 2, 2020 and February 3, 2019, the Company has net operating loss carryforwards available for federal income tax purposes of approximately $59,311,000 and $45,190,000, respectively, which are scheduled to expire in varying amounts from fiscal 2027 to fiscal 2037. In addition, the Company has approximately $42,618,000 and $35,674,000 of state net operating loss carryforwards as of February 2, 2020 and February 3, 2019, respectively. In fiscal year February 2, 2020 a reserve has been released that was previously recorded against the net operating losses in accordance with ASC 740-10 due to a Private Letter Ruling (“PLR”) that was issued by the IRS. The PLR approved the late filing of Form 8832, “Entity Classification Election”. Due to the filing of this form, the Company believes that the Federal and State NOLs will be available for future utilization. The reserves were recorded against the net operating losses as of the fiscal year ended February 3, 2019.

As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses. As a result of issuance, sales and other transactions involving the Company’s stock, the Company experienced an ownership change during fiscal years ended January 31, 2011 and February 3, 2019 which have caused such federal net operating losses to be subject to limitation under Section 382. The annual limitation varies between $302,000 and $5,888,000. There is no impact on the overall provision limited since the Company has a full valuation allowance against its deferred tax assets.

During fiscal year ending February 2, 2020 and February 3, 2019, the Company increased/(decreased) the valuation allowance by approximately $15,804,000 and ($9,555,000) respectively.

The changes in the amount of unrecognized tax benefits in the Fiscal years ending February 2, 2020 and February 3, 2019 were as follows:

	2020	2019
Beginning balance	$10,753,384	$-
Additions for tax positions acquired	-	-
Additions for tax positions related to current year	-	10,753,284

Tax positions of prior years:
Payments	-	-
Settlements	-	-
Release	(10,753,384)	-
Ending balance	$-	$10,753,284

The Company adopted FAS Accounting Standard 2013-11. The pronouncement requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction. As of February 2, 2020 the Company has released the uncertain tax position of $10,753,384 and has reversed the netting of its uncertain tax positions against its related deferred tax assets.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

OPERATING LEASE COMMITMENTS

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through November 2027. Monthly payments related to these leases range from $2,500 to $45,600. Total rent expense including common area maintenance charges sales percentage rent and deferred rent expense was $19,676,958 in fiscal 2020 and $16,245,590 in fiscal 2019.

Expected future annual minimum rental payments under these leases follow:

2021	$11,169,268
2022	10,197,116
2023	9,653,986
2024	9,350,604
2025	8,332,926
Thereafter	19,932,967
$68,636,867

The above disclosure includes lease extensions for various retail showrooms the Company entered into after year end.

SEVERANCE CONTINGENCY

The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those employees are terminated without cause. The total amount of exposure to the Company under these agreements was $3,670,533 at February 2, 2020 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTIES (CONTINUED)

RELATED PARTIES

Mistral performs management services for the Company under a contractual agreement. Management fees totaled approximately $400,000 in both fiscal 2020 and in fiscal 2019 and are included in selling, general and administrative expenses. There was $2,000 payable to Mistral as of February 2, 2020 and no amounts payable to Mistral as of February 3, 2019. The amounts payable to Mistral as of February 2, 2020 are included in accrued liabilities in the accompanying consolidated balance sheet. In addition, the Company reimbursed Mistral for expenses incurred in the amount of $44,140 and $55,015 for out of pocket expenses for fiscal 2020 and fiscal 2019, respectively. Transaction fees related to the IPO were $500,000 in fiscal 2019 and are included in selling, general and administrative expenses. There were no such transactions fees related to the IPO for fiscal 2020.

Satori Capital, LLC (“Satori”), an affiliate of two stockholders of the Company since April 2017, performs management services for the Company under a contractual agreement. Management fees totaled approximately $100,000 in both fiscal 2020 and fiscal 2019 and are included in selling, general and administrative expenses. Amounts payable to Satori as of February 2, 2020 were $95,000 consisting of $25,000 in management fees and $70,000 of reimbursable expenses which were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of February 2, 2020, respectively. A one-time stock bonus of 50,000 shares of common stock at $14.83 per share, or $741,500, is included in equity-based compensation on the accompanying consolidated statement of changes in stockholders’ equity and issued on June 22, 2018. The bonus was issued to Satori in three installments; two equal installments of 5,000 shares of common stock in August 2018 and September 2018 and the remainder of the shares were issued in October 2018. All fees and the stock bonus are included in selling, general and administrative expenses in the accompanying condensed statements of operations. There were no amounts payable to Satori as of February 3, 2019. In addition, the Company reimbursed Satori for expenses incurred in the amount of $70,000 and $0 for out of pocket expenses for fiscal 2020 and fiscal 2019, respectively. Transaction fees related to the IPO were $125,000 fiscal 2019 and are included in selling, general and administrative expenses. There were no such transactions fees related to the IPO for fiscal 2020.

The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral and an affiliate of Schottenstein Stores Corporation, an indirect investor in SAC Acquisition LLC, our largest shareholder, to evaluate a transition plan to convert to the Blueport platform. Certain directors are members and principals of Mistral or employees of Schottenstein Stores Corporation. The Company launched the Blueport platform in February 2018. There were $1,833,154 and $1,153,844 of fees incurred with Blueport sales transacted through the Commerce platform and on the conversion of the Commerce platform during fiscal 2020 and fiscal 2019, respectively. Amounts payable to Blueport as of February 2, 2020 and February 3, 2019 were $150,508 and $93,211, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

There were 281,750 warrants, with a five-year term, issued to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company’s IPO. These warrants were valued using the Black-Scholes model, and remain outstanding as of February 2, 2020.

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

	April 2018	June 2018	June 2018	September 2018	May 2019
Warrants	798,795	798,795	281,750	56,077	18,166
Expected volatility	41.4% - 43.7%	42.0%	41%	44%	44%
Expected dividend yield	0%	0%	0%	0%	0%
Expected term (in years)	3.10	3.00	5.00	3.00	3.00
Risk-free interest rate	1.7% - 2.0%	2.6%	2.7%	2.69%	2.69%
Exercise price	$14.80	$16.00	$19.20	$9.13	$16.00
Calculated fair value of warrant	$3.12	$5.00	$8.84	$12.87	$7.16

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

COMMON STOCK WARRANTS (CONTINUED)

The following represents warrant activity during fiscal 2020 and fiscal 2019:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants outstanding at February 4, 2018	$17.18	930,054	3.24
Warrants issued	18.56	1,136,802	3.65
Expired and canceled	17.18	(930,054)	(3.20)
Exercised	10.44	(69,327)	(2.68)
Warrants Outstanding at February 3, 2019	16.83	1,067,475	2.93
Warrants issued	16.00	18,166	2.40
Expired and canceled	-	-	-
Exercised	16.00	(46,521)	(2.15)
Outstanding at February 2, 2020	$16.83	1,039,120	$1.93

The majority of the 46,521 warrants exercised in fiscal 2020 were cashless, whereby the holders received less shares of common stock in lieu of a cash payment the Company, which resulted in the issuance of 27,246 common shares.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

On June 5, 2019, the stockholders approved an amendment and restatement of the Plan that among other things increased the number of shares of common stock reserved for issuance under the Plan from 615,066 to 1,414,889 share of common stock.

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

In December 2019, SAC LLC distributed the shares of the Company’s common stock it held. In connection with the distribution officers of the Company agreed to exchange and modify options that were held at SAC LLC for shares of vested common stock of the Company. Pursuant to the exchange SAC LLC transferred 175,478 shares of common stock to the Company and the Company immediately cancelled these shares. The Company then issued to the former option holders the number of those shares pursuant to the Plan and withheld 73,507 shares to satisfy taxes associated with the issuance.

A summary of the status of our stock options February 2, 2020, and the changes during fiscal 2020 is presented below:

For the year ended February 2, 2020
	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at February 3, 2019	-	$-
Granted	495,366	38.10
Exercised	-	-
Canceled and forfeited	-	-
Expired and canceled	-	-
Vested	-	-
Outstanding at February 2, 2020	495,366	$38.10	2.34	-
Exercisable at the end of the period	-	-	-	-

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

EQUITY INCENTIVE PLANS (CONTINUED)

A summary of the status of our unvested restricted stock units as of February 2, 2020 and February 3, 2019, and changes during fiscal years then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 4, 2018	193,500	$10.83
Granted	330,799	14.76
Forfeited	(4,629)	14.83
Vested	(142,384)	13.62
Unvested at February 3, 2019	377,286	11.16
Granted	130,898	23.63
Forfeited	(20,470)	16.21
Vested	(304,661)	12.75
Unvested at February 2, 2020	183,053	$21.34

Equity based compensation expense was approximately $4.9 million and $3.3 million and for fiscal 2020 and fiscal 2019, respectively. In fiscal 2020, all the unvested restricted stock units for certain senior executives of the Company that were granted prior the accelerated vesting trigger, vested according to the accelerated vesting trigger in their restricted stock unit agreements. The triggering event was the market capitalization of the Company post IPO, exceeding $300 million for 60 consecutive trading days and the expiration of the lockup- period. This accelerated vesting resulted in equity-based compensation in the amount of $2.9 million. In December 2019, the exchange and modification of options that were held at SAC LLC resulted in approximately $313,000 of equity based compensation expense.

The total unrecognized restricted stock unit compensation cost related to non-vested awards was $4,393,453 as of February 2, 2020 and will be recognized in operations over a weighted average period of 2.3 years.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 8 - EMPLOYEE BENEFIT PLAN

In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit Sharing Contributions. All employees of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete 1 month of service. Participants will be able to contribute up to 100% of their eligible Compensation to the plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan for fiscal 2020 and 2019 were approximately $406,000 and $303,000, respectively.

NOTE 9 - FINANCING ARRANGEMENTS

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

On February 6, 2018, the Company established a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of February 2, 2020, the Company’s borrowing availability under the line of credit with Wells Fargo was $12.5 million. As of February 2, 2020, there was no outstanding balance on this line of credit.

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

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 2, 2020 AND FEBRUARY 3, 2019

NOTE 10 - SEGMENT INFORMATION

The Company operates within a single reporting segment. The chief operating decision makers of the Company are the Chief Executive Officer and President. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas including economic characteristics, class of consumer, nature of products and distribution method and products are a singular group of products which make up over 95% of total sales.

The Company’s sales by product which are considered one segment are as follows:

	Fiscal year ending
	February 2, 2020	February 3, 2019

Sactionals	$188,436,976	$120,205,061
Sacs	39,640,676	41,174,831
Other	5,299,727	4,501,405

	$233,377,379	$165,881,297

NOTE 11 - BARTER ARRANGEMENTS

In fiscal 2018, the Company entered into a bartering arrangement with Icon International, Inc., a vendor, whereas the Company will provide inventory in exchange for media credits. During fiscal 2018, the Company exchanged $577,326 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $534,407 which is included in “Prepaid and other current assets” on the accompanying consolidated balance sheet. The Company had $307,417 of unused media credits remaining as of February 4, 2018 that were used in full during fiscal 2019. During fiscal 2020, the Company exchanged $1,097,488 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $1,055,185 which is included in “Prepaid and other current assets” on the accompanying consolidated balance sheet. The Company had $374,423 of unused media credits remaining as of February 2, 2020.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to February 2, 2020 through the date the consolidated financial statements were issued.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting consumer demand and resulting in the closing of all of the Company’s showrooms. Since then, the COVID-19 situation within the U.S. has rapidly escalated. On April 1, 2020, the Company announced that all showroom locations will remain closed until further notice. The Company will follow the guidance of local, state and federal governments, as well as health organizations, to determine when the Company can safely reopen its showrooms. Additionally, the Company implemented a reduction in workforce of approximately 445 part time employees (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. Cash compensation was reduced by 20% for Shawn Nelson, Chief Executive Officer, Jack Krause, President and Chief Operating Officer, and Donna Dellomo, Executive Vice President and Chief Financial Officer. The base salaries of all other senior management and full-time headquarter team members has been temporarily reduced by graduated amounts. Our Board of Directors has also agreed to a temporary reduction of its retainer and monitoring fees and an extension of the associated payment timeline. The Company continues to monitor the situation closely and it is possible that the Company will implement further measures to provide additional financial flexibility as it works work to protect its cash position and liquidity.