Form 10-Q
period 2020-05-03
Lovesac Co
filed 2020-06-09
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2020

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

As of June 8, 2020, there were 14,520,865 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MAY 3, 2020

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the effect and consequences of the novel coronavirus (“COVID-19”) public health crisis on matters including U.S. and local economies; our business operations and continuity; the availability of corporate and consumer financing; the health and productivity of our associates; the ability of third-party providers to continue uninterrupted service; and the regulatory environment in which we operate;

●	our ability to sustain recent growth rates;

●	our ability to sustain the recent increase our Internet sales;

●	our ability to manage the growth of our operations over time;

●	our ability to maintain, grow and enforce our brand and trademark rights;

●	our ability to improve our products and develop new products;

●	our ability to obtain, grow and enforce intellectual property related to our business and avoid infringement or other violation of the intellectual property rights of others;

●	our ability to successfully open and operate new showrooms; and

●	our ability to compete and succeed in a highly competitive and evolving industry.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3, 2020	February 2, 2020
Assets	(unaudited)

Current Assets
Cash and cash equivalents	$45,478,559	$48,538,827
Trade accounts receivable	7,076,590	7,188,925
Merchandise inventories	33,419,165	36,399,862
Prepaid expenses and other current assets	5,901,175	8,050,122

Total Current Assets	91,875,489	100,177,736

Property and Equipment, Net	24,429,058	23,844,261

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	1,479,346	1,352,161
Deferred financing costs, net	158,673	146,047

Total Other Assets	1,781,581	1,641,770

Total Assets	$118,086,128	$125,663,767

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$17,396,215	$19,887,611
Accrued expenses	6,915,766	8,567,580
Payroll payable	2,085,322	887,415
Customer deposits	4,738,974	1,653,597
Sales taxes payable	1,145,967	1,404,792
Total Current Liabilities	32,282,244	32,400,995

Deferred rent	3,248,543	3,108,245

Line of credit	-	-

Total Liabilities	35,530,787	35,509,240

Stockholders’ Equity
Preferred Stock $.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of May 3, 2020 and February 2, 2020.	-	-
Common Stock $.00001 par value, 40,000,000 shares authorized, 14,508,387 shares issued and outstanding as of May 3, 2020 and 14,472,611 shares issued and outstanding as of February 2, 2020.	145	145
Additional paid-in capital	169,065,775	168,317,210
Accumulated deficit	(86,510,579)	(78,162,828)

Stockholders’ Equity	82,555,341	90,154,527

Total Liabilities and Stockholders’ Equity	$118,086,128	$125,663,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen weeks ended
	May 3, 2020	May 5, 2019
Net sales	$54,372,407	$40,958,363
Cost of merchandise sold	27,088,838	19,965,868
Gross profit	27,283,569	20,992,495
Operating expenses
Selling, general and administration expenses	25,831,402	23,861,612
Advertising and marketing	8,195,585	5,389,330
Depreciation and amortization	1,635,660	1,065,617
Total operating expenses	35,662,647	30,316,559

Operating loss	(8,379,078)	(9,324,064)
Interest income, net	56,356	234,563
Net loss before taxes	(8,322,722)	(9,089,501)
Provision for income taxes	(25,029)	(12,276)
Net loss	$(8,347,751)	$(9,101,777)

Net loss per common share:
Basic and diluted	$(0.58)	$(0.67)

Weighted average number of common shares outstanding:
Basic and diluted	$14,480,081	$13,669,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED MAY 3, 2020 AND MAY 5, 2019

(unaudited)

	Common		Preferred		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - February 3, 2019	13,588,568	$136	-	$-	141,727,807	$(62,957,809)	$78,770,134

Net loss	-	-	-	-	-	(9,101,777)	(9,101,777)
Equity based compensation	-	-	-	-	3,222,563	-	3,222,563
Vested restricted stock units	158,329	2	-	-	(3,164,134)	-	(3,164,132)
Exercise of warrants	5,138	-	-	-	4,000	-	4,000
Balance - May 5, 2019	13,752,035	$138	-	$-	$141,790,236	$(72,059,586)	$69,730,788

Balance - February 2, 2020	14,472,611	$145	-	$-	$168,317,210	$(78,162,828)	$90,154,527
Net loss	-	-	-	-	-	(8,347,751)	(8,347,751)
Equity based compensation	-	-	-	-	898,077	-	898,077
Vested restricted stock units	35,776	-	-	-	-	-	-
Taxes paid for net share settlement of equity awards	-	-	-	-	(149,512)	-	(149,512)
Balance - May 3, 2020	14,508,387	$145	-	$-	$169,065,775	$(86,510,579)	$82,555,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Thirteen weeks ended
	May 3, 2020	May 5, 2019
Cash Flows from Operating Activities
Net loss	$(8,347,751)	$(9,101,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,557,289	1,016,035
Amortization of other intangible assets	78,371	49,583
Amortization of deferred financing fees	19,726	12,171
Net loss on disposal of property and equipment	-	46,857
Equity based compensation	898,077	3,222,563
Deferred rent	140,298	11,772
Changes in operating assets and liabilities:
Trade accounts receivable	112,335	(1,043,903)
Merchandise inventories	2,980,697	(4,762,440)
Prepaid expenses and other current assets	2,166,595	(409,621)
Accounts payable and accrued expenses	(3,204,128)	2,527,119
Customer deposits	3,085,377	271,536
Net Cash Used in Operating Activities	(513,114)	(8,160,105)
Cash Flows from Investing Activities
Purchase of property and equipment	(2,142,086)	(1,930,145)
Payments for patents and trademarks	(205,556)	(77,448)
Net Cash Used in Investing Activities	(2,347,642)	(2,007,593)
Cash Flows from Financing Activities
Proceeds from the issuance of common shares, net
Taxes paid for net share settlement of equity awards	(149,512)	(3,164,132)
Proceeds from the issuance of warrants, net	-	4,000
Paydowns of line of credit	-	(31,373)
Payments of deferred financing costs	(50,000)	-
Net Cash Used in Financing Activities	(199,512)	(3,191,505)
Net Change in Cash and Cash Equivalents	(3,060,268)	(13,359,203)
Cash and Cash Equivalents - Beginning	48,538,827	49,070,952
Cash and Cash Equivalents - Ending	$45,478,559	$35,711,749
Supplemental Cash Flow Disclosures
Cash paid for taxes	$25,029	$12,276
Cash paid for interest	$16,816	$8,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MAY 3, 2020 AND MAY 5, 2019

NOTE 1 - BASIS OF PRESENTATION, OPERATIONS AND LIQUIDITY

The condensed consolidated balance sheet of The Lovesac Company (the “Company”) as of February 2, 2020, which has been derived from our audited financial statements as of and for the 52-week year ended February 2, 2020, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10-K for the fiscal year ended February 2, 2020.

Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen weeks ended May 3, 2020 and May 5, 2019 are not necessarily indicative of results to be expected for the full fiscal year.

The Company designs and sells foam filled furniture, sectional couches, and related accessories throughout the world. The Company operated 91 leased retail showrooms located throughout the United States which were closed as of May 3, 2020 (see below regarding COVID-19). In addition, the Company operates a retail Internet website and does business to business transactions through its wholesale operations principally with Costco and to a lesser extent Macy’s and Best Buy. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting consumer demand and resulting in the closing of all the Company’s showrooms. Since then, the COVID-19 situation within the U.S. has rapidly escalated. On March 18, 2020, the Company closed all showroom locations and on April 1, 2020, the Company announced the extension of the showroom closures until it is safe and permitted to reopen the showrooms. The Company will follow the guidance of federal, state, and local governments, as well as health organizations, to determine when the Company can safely reopen its showrooms. Additionally, the Company implemented a reduction in workforce of approximately 445 part time employees (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. Cash compensation was reduced by 20% for certain officers of the Company. The base salaries of all other senior management and full-time headquarter team members has been temporarily reduced by graduated amounts. The Company’s Board of Directors has also agreed to a temporary reduction of its retainer and monitoring fees and an extension of the associated payment timeline. The Company continues to monitor the situation closely and it is possible that the Company will implement further measures to provide additional financial flexibility as it works work to protect its cash position and liquidity.

The Company has incurred significant operating losses and used cash in its operating activities since inception. Operating losses have resulted from inadequate sales levels for the cost structure and expenses as a result of expanding into new markets, opening new showrooms, and investments into advertising, marketing and infrastructure to support increases in revenues. The Company plans to continue to open new retail showrooms in larger markets and increase its shop in shop relationships to increase sales levels and invest in advertising and marketing initiatives to increase brand awareness. Of course, there can be no assurance that anticipated sales levels will be achieved. The Company believes that based on its current sales and expense levels, projections for the next twelve months, current cash on hand and the credit facility with Wells Fargo Bank, see Note 7, the Company will have sufficient working capital to cover operating cash needs through the twelve month period from the financial statement issuance date.

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

Immediately prior to the follow-on offering in May 2019, various investment vehicles affiliated with our equity sponsor Mistral Capital Managements, LLC (“Mistral”), which included SAC LLC, owned approximately 41% of our common stock. Immediately after the completion of the follow-on offerings, such entities owned approximately 29% of the Company’s common stock. As a result, the Company is no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq, and the Company no longer relies on exemptions from corporate governance requirements that are available to controlled companies. In December 2019, SAC LLC distributed the shares of the Company’s common stock to its members, which included certain affiliates of Mistral. Following the distribution by SAC LLC, Mistral and its affiliates owned approximately 19% of the Company’s common stock. See Note 8.

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

The following new accounting pronouncements, and related impacts on adoption are being evaluated by the Company:

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2019-10 extended the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will adopt this standard in fiscal 2022. Management has evaluated the impact ASU No. 2016-02 will have on these condensed consolidated financial statements. Based on the initial evaluation, we have determined that adopting this standard will have a material impact on our condensed consolidated balance sheet as we have a significant number of operating leases.

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

NOTE 3 - INTANGIBLE ASSETS, NET

A summary of intangible assets follows:

		May 3, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$2,108,750	$(883,469)	$1,225,281
Trademarks	3 Years	1,045,400	(791,335)	254,065
Other intangibles	5 Years	839,737	(839,737)	-
Total		$3,993,887	$(2,514,541)	$1,479,346

		February 2, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$1,965,794	$(846,898)	$1,118,896
Trademarks	3 Years	982,800	(749,535)	233,265
Other intangibles	5 Years	839,737	(839,737)	-
Total		$3,788,331	$(2,436,170)	$1,352,161

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $78,371 and $49,582 for the thirteen weeks ended May 3, 2020 and May 5, 2019 respectively.

As of May 3, 2020, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

Remainder of Fiscal 2021	$236,744
2022	277,249
2023	172,032
2024	149,277
2025	147,213
2026	144,546
Thereafter	352,285
$1,479,346

NOTE 4 - INCOME TAXES

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating losses for the thirteen weeks ended May 3, 2020 and May 5, 2019.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively, and the Company does not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

NOTE 5 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.

As of May 3, 2020, there were 1,760,245 of potentially dilutive shares which may be issued in the future, including 225,759 shares of common stock related to restricted stock units, 495,366 stock options and warrants to purchase 1,039,120 shares of common stock. As of May 5, 2019, there were 1,179,697 of potentially dilutive shares which may be issued in the future, including 104,681 shares of common stock relating to restricted stock and warrants to purchase 1,075,016 shares of common stock. These were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

NOTE 6 - COMMITMENTS, CONTINGENCY AND RELATED PARTIES

Operating Lease Commitments

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through January 2031. Monthly payments related to these leases range from $2,040 to $45,600.

Expected future annual minimum rental payments under these leases follow:

Remainder 2021	$8,945,797
2022	10,916,055
2023	10,391,523
2024	10,107,284
2025	9,164,310
2026	7,999,320
Thereafter	17,027,472
$74,551,761

Severance Contingency

The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those employees are terminated without cause. The total amount of exposure to the Company under these agreements was $3,165,978 at May 3, 2020 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.

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

Related Parties

Mistral performs management services for the Company under a contractual agreement. Management fees totaled approximately $100,000 for both the thirteen weeks ended May 3, 2020 and May 5, 2019, and are included in selling, general and administrative expenses. There were $0 and $2,000 amounts payable to Mistral as of May 3, 2020 and February 2, 2020, respectively and are included in accounts payable in the accompanying condensed consolidated balance sheets. In addition, the Company reimbursed Mistral for expenses incurred in the amount of $0 and $39,000 for out of pocket expenses for the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively.

Satori Capital, LLC (“Satori”), an affiliate of two stockholders of the Company since April 2017, performs management services for the Company under a contractual agreement. Management fees totaled approximately $25,000 for both the thirteen weeks ended May 3, 2020 and May 5, 2019 respectively, and are included in selling, general and administrative expenses. Amounts payable to Satori as of May 3, 2020 were $126,401 consisting of $20,000 in management fees and $106,401 of reimbursable expenses which were included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. Amounts payable to Satori as of February 2, 2020 were $95,000 consisting of $25,000 in management fees and $70,000 of reimbursable expenses which were included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company reimbursed Satori for expenses incurred in the amount of $36,401 and $0 for out of pocket expenses for the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively.

The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral. Certain directors are members and principals of the Company launched the Blueport platform in February 2018. There were $482,848 and $337,496 of fees incurred with Blueport sales transacted through the Blueport platform during the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively. Amounts payable to Blueport as of May 3, 2020 and February 2, 2020 were $398,138 and $150,508, respectively, and are included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 7 - FINANCING ARRANGEMENTS

On February 6, 2018, the Company established a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of May 3, 2020, and February 2, 2020, the Company’s borrowing availability under the line of credit with Wells Fargo was $11.4 million and $12.5 million, respectively. As of May 3, 2020, and February 2, 2020, there were no borrowings outstanding on this line of credit.

Under the line of credit with Wells, the Company may elect that revolving loans bear interest at a rate per annum equal to the base rate plus the applicable margin or the LIBOR rate plus the applicable margin. The applicable margin is based on tier’s relating to the quarterly average excess availability. The tiers range from 2.00% to 2.25%. The loan agreement calls for certain covenants including a timing of the financial statement’s threshold and a minimum excess availability threshold.

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock Warrants

In fiscal 2020, the Company issued 18,166 warrants to a third party in connection with previous equity raise. These warrants were valued using the Black-Scholes model. The warrants had a fair value of approximately $130,000. Of these warrants, 17,396 were exercised on May 14, 2019.

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

May 2019
Warrants	18,166
Expected volatility	44%
Expected dividend yield	0%
Expected term (in years)	3.00
Risk-free interest rate	2.69%
Exercise price	$16.00
Calculated fair value of warrant	$7.16

The following represents warrant activity during the thirteen weeks ended May 3, 2020 and May 5, 2019:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants Outstanding at February 3, 2019	$16.83	1,067,475	2.93
Warrants issued	16.00	18,166	2.40
Expired and canceled	-	-	-
Exercised	16.00	(10,625)	(2.40)
Warrants Outstanding at May 5, 2019	$16.83	1,075,016	2.68

Warrants Outstanding at February 2, 2020	$16.83	1,039,120	1.93
Warrants issued	-	-	-
Expired and canceled	-	-	-
Exercised	-	-	-
Outstanding at May 3, 2020	$16.83	1,039,120	1.68

The majority of the 10,625 warrants exercised in fiscal 2020 were cashless, whereby the holders received less shares of common stock in lieu of a cash payment the Company, which resulted in the issuance of 5,138 common shares.

Equity Incentive Plans

The Company adopted the 2017 Equity Incentive Plan (the “Plan”) which provides for Awards in the form of Options, Stock Appreciation rights, Restricted Stock Awards, Restricted Stock Units, Performance shares, Performance Units, Cash-Based Awards and Other Stock-Based Awards. All awards shall be granted within 10 years from the effective date of the Plan. The Plan, as amended, reserves 1,414,889 shares of common stock for issuance.

In June 2019, the Company granted 495,366 non-statutory stock options to certain officers of the Company with an option price of $38.10 per share. 100% of the stock options are subject to vesting on the first trading day after the date on which the closing price of the Company’s stock price has been at least $75 for 60 consecutive trading days so long as this goal has been attained by June 5, 2022 or the options will terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest.

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

A summary of the status of our stock options as of May 3, 2020, and the changes during the thirteen weeks ended May 3, 2020 is presented below:

Thirteen weeks ended May 3, 2020
	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at February 2, 2020	495,366	$38.10	2.34	-
Granted	-
Exercised	-
Canceled and forfeited	-
Expired and canceled	-
Vested	-
Outstanding at May 3, 2020	495,366	$38.10	2.09	-
Exercisable at the end of the period	-	-	-	-

A summary of the status of our unvested restricted stock units as of May 3, 2020, and changes during the thirteen weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 3, 2019	377,286	$11.16
Granted	8,780	30.07
Forfeited	(2,060)	30.07
Vested	(279,325)	12.52
Unvested at May 5, 2019	104,681	$17.24

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2020	183,053	$21.34
Granted	93,290	6.77
Forfeited	(265)	14.83
Vested	(50,319)	6.47
Unvested at May 3, 2020	225,759	$18.65

Equity based compensation expense was approximately $0.9 million and $3.2 million for the thirteen weeks ended May 3, 2020 and for the thirteen weeks ended May 5, 2019, respectively. In the thirteen weeks ended May 5, 2019, all the unvested restricted stock units for certain senior executives of the Company vested according to the accelerated vesting trigger in their restricted stock unit agreements. The triggering event was the market capitalization of the Company post IPO, exceeding $300 million for 60 consecutive trading days and the expiration of the lockup period. This accelerated vesting resulted in equity-based compensation in the amount of $2.9 million.

The total unrecognized restricted stock unit compensation cost related to non-vested awards was $4,113,742 as of May 3, 2020 and will be recognized in operations over a weighted average period of 1.95 years.

NOTE 9 - EMPLOYEE BENEFIT PLAN

In February 2017, the Company established the TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All employees of The Lovesac Company (except for union employees and nonresident aliens) will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan were $117,280 and $74,232 for the thirteen weeks ended May 3, 2020 and May 5, 2019 respectively.

NOTE 10 - SEGMENT INFORMATION

The Company has determined that the Company operates within a single reporting segment. The chief operating decision maker of the Company is the Chief Executive Officer and President. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas including economic characteristics, class of consumer, nature of products and distribution method and products are a singular group of products which make up over 95% of net sales.

	Thirteen weeks ended
	May 3, 2020	May 5, 2019

Sactionals	$43,807,567	$32,846,087
Sacs	9,657,072	5,913,425
Other	907,768	2,198,851
	$54,372,407	$40,958,363

NOTE 11 - BARTER ARRANGEMENTS

During fiscal 2020, the Company exchanged $1,097,488 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $1,055,185 which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet. During the first quarter of fiscal 2021, the Company used $228,402 in media credits. There were no additional barter arrangements entered into the thirteen weeks ended May 3, 2020. The Company had $146,021 and $374,423 of unused media credits remaining as of May 3, 2020 and February 2, 2020, respectively.

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

NOTE 12 - REVENUE RECOGNITION

The Company implemented ASU 2015-04, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), in the first quarter of fiscal 2020 using modified retrospective method, which required the company to apply the new guidance retrospectively to revenue transactions completed on or after the effective date. Adopting this new standard had no material financial impact on the Company’s condensed consolidated financial statements but did result in enhanced presentation and disclosures.

The Company’s revenue consists substantially of product sales. The Company reports product sales net of discounts and recognizes them at the point in time when control transfers to the customer, which occurs upon shipment is confirmed.

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed consolidated statement of operations and an increase in inventory and customers returns liability on the condensed consolidated balance sheet. As of May 3, 2020, and February 2, 2020 there was a returns allowance recorded on the condensed consolidated balance sheet in the amount $1,885,464 and $2,177,715 respectively, which was included in accrued expenses and $347,039 and $442,390, respectively, associated with sales returns included in merchandise inventories.

In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s condensed consolidated balance sheet. As of May 3, 2020, and February 2, 2020, the Company recorded under customer deposit liabilities the amount of $4,738,974and $1,653,597 respectively. During the thirteen weeks ended May 3, 2020 and May 5, 2019, the Company recognized approximately $1,653,597 and $1,331,493, respectively, related to our customer deposits.

Upon adoption of ASC 606, the Company has elected the following accounting policies and practical expedients:

The Company recognizes shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, we record the expenses for shipping and handling activities at the same time we recognize revenue.

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

	Thirteen weeks ended
	May 3, 2020	May 5, 2019
Showrooms	$18,118,141	$26,925,081
Internet	30,064,037	8,458,970
Other	6,190,229	5,574,312
	$54,372,407	$40,958,363

See Note 10 for sales disaggregated by product.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to May 3, 2020 through the date the condensed consolidated financial statements were issued.

On June 4, 2020, the stockholders of the Company approved an amendment to the Plan that increased the number of shares of common stock reserved for issuance under the Plan by 690,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent report on Form 10-K filed with the Securities and Exchange Commission.

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

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Sales of this product have been increasing on an annual basis, totaling $9.7 million in the thirteen weeks ended May 3, 2020, as compared to $5.9 million for the thirteen weeks ended May 5, 2019.

Our Sactionals product line currently represents a majority of our sales. Sactionals are a couch system that consists of two components, seats and sides, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. We believe that these high quality premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales. Our Sactionals represented 80.6% of our sales for the thirteen weeks ended May 3, 2020, or $43.8 million as compared to 80.2% of sales for the thirteen weeks ended May 5, 2019 or $32.8 million.

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

We market and sell our products through 91 showrooms at top tier malls, lifestyle centers and street locations in 35 states in the U.S. On March 18, 2020, we temporarily closed all showrooms as a result of COVID-19. We have started safely re-opening showrooms following the guidance of federal, state, and local governments, as well as health organizations. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to have an average of just 895 square feet for each showroom.

As part of our direct to consumer sales approach, we also sell our products through our ecommerce platform. We believe our products are uniquely suited to this channel. Our foam-based Sacs can be reduced to one-eighth of their normal size and each of our Sactionals components weighs less than 50 pounds upon shipping. With furniture especially suited to ecommerce applications, our sales completed through this channel accounted for 55.3% of total sales for the thirteen weeks ended May 3, 2020; up from 20.7% for the thirteen weeks ended May 5, 2019. Our showrooms and other direct advertising and marketing efforts work in concert to drive customer conversion in ecommerce. As a result of COVID-19, there has been a shift in focus to our ecommerce platform.

Despite the increase in sales of both our Sacs and Sactionals, net losses were $8.3 million for the thirteen weeks ended May 3, 2020, and $9.1 million for the thirteen weeks ended May 5, 2019, respectively. SG&A as a percent to net sales decreased 10.7% primarily related to leveraging of employment cost, rent, and professional fees as well as a decrease in equity based compensation, offset by increases in selling related expenses.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting the operations of our stores and consumer demand. Since then, the COVID-19 situation within the U.S. has rapidly escalated. On March 18, 2020, we closed all of our showroom locations and on April 1, 2020, we announced the extension of the showroom closures until it is safe and permitted to reopen the showrooms. We have started safely re-opening showrooms following the guidance of federal, state, and local governments, as well as health organizations. We will follow the guidance of federal, state, and local governments, as well as health organizations, to determine when we can safely reopen our showrooms. Additionally, we implemented a reduction in workforce of approximately 445 part time employees (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. Cash compensation was reduced by 20% for Shawn Nelson, Chief Executive Officer, Jack Krause, President and Chief Operating Officer, and Donna Dellomo, Executive Vice President and Chief Financial Officer. The base salaries of all other senior management and full-time headquarter team members has been temporarily reduced by graduated amounts. Our Board of Directors has also agreed to a temporary reduction of its retainer and monitoring fees and an extension of the associated payment timeline. We continue to monitor the situation closely and it is possible that we will implement further measures.

Product Overview

We challenge the notion that a piece of furniture is static by offering a dynamic product line built to last and evolve throughout a customer’s life. Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style.

●	Sactionals. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and over 250 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer.

●	Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings.

●	Other. Our accessories complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes and our unique Sactionals Power Hub providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences.

Sales Channels

We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. Our retail showrooms are technology driven and focused on educating prospective customers about the many benefits of our unique products, enabling us to require an average of just 895 square feet for each showroom. The small footprint requirement provides a cost advantage and flexibility in locating our showrooms strategically in A-rated malls and street locations in our target markets. These logistical advantages underlie our broader tech-driven, Internet-based business model, where we leverage our showrooms as both a traditional retail channel to purchase our products and an educational center for prospective online customers to learn about and interact with our products in real time.

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

We have also enhanced our sales through the use of pop-up shops and shop in shops. The pop-up shop showrooms display select Sacs and Sactionals and are staffed with associates trained to demonstrate and sell our products. We have an ongoing working relationship with Costco to operate pop-up shop showrooms that typically average ten days at a time. Due to the success of our pop-up shops, we worked with Costco to bring eighteen-day Internet pop-up shops to Costco.com, in which our products are offered for purchase through the Costco.com website. We hosted 135 and 159 pop-up shop showrooms at Costco locations for the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively. Due to the impacts of COVID-19, Costco cancelled 89 pop-up shops that were originally scheduled in the thirteen weeks ended May 3, 2020. Unlike the pop-up shops which are 10-day shows, and pop-up locations, shop in shops are designed to be in permanent locations carrying the same digital technology of our showrooms and will be staffed with our associates trained to demonstrate and sell our products. We have an ongoing working relationship with Macy’s to operate shop in shop showrooms and are currently expanding the use of this shop in shop format with Best Buy. Due to the impact of COVID-19, we have closed our shop in shops. We continue to explore other pop-up and shop in shop partnerships and opportunities to promote our products and facilitate customers interacting with our products. Other sales which includes pop-up and shop in shop sales accounted for 11.4% and 13.6% of our total sales for thirteen weeks ended May 3, 2020 and May 5, 2019, respectively. Due to the regulations implemented by federal, state and local government in response to COVID-19, all shop in shops were temporarily closed through the end of the quarter.

SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our summary condensed consolidated financial and other data as of and for the periods indicated. The condensed consolidated statement of operations data and the condensed consolidated statement of cash flow data for the thirteen weeks ended May 3, 2020 and the summary condensed consolidated balance sheet data as of May 3, 2020, are derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed consolidated financial statements.

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

	Thirteen weeks ended
(dollars in thousands, except per share data)	May 3, 2020	May 5, 2019
Condensed Consolidated Statement of Operations Data:
Net Sales
Showrooms	$18,118	$26,925
Internet	30,064	8,459
Other	6,190	5,574
Total net sales	54,372	40,958

Cost of merchandise sold	27,089	19,966

Gross profit	27,283	20,992
Operating Expenses
Selling, general and administrative expenses	25,831	23,862
Advertising and marketing	8,196	5,389
Depreciation and amortization	1,636	1,066

Total operating expenses	35,662	30,317

Operating loss	(8,379)	(9,325)

Interest income, net	56	235

Net loss before taxes	(8,323)	(9,090)

Provision for income taxes	(25)	(12)

Net Loss	$(8,348)	$(9,102)
Net Loss Attributable to Common Stockholders	$(8,348)	$(9,102)

Net Loss per Common Share:
Net loss per common share (basic and dilutive)	$(0.58)	$(0.67)

Weighted-average shares used in computing net loss per common share	14,480,081	13,669,944

	Thirteen weeks ended
	May 3, 2020	May 5, 2019
(dollars in thousands)
EBITDA (1)(2)	$(6,743)	$(8,259)
Adjusted EBITDA (1)(2)	$(5,692)	$(4,663)

	As of
	May 3, 2020	May 5, 2019
(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$45,479	$35,712
Working capital	59,593	50,554
Total assets	118,086	98,754
Total liabilities	35,531	29,023
Total stockholders’ equity	82,555	69,731

	Thirteen weeks ended
	May 3, 2020	May 5, 2019
(dollars in thousands)
Condensed Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(513)	$(8,160)
Net cash used in investing activities	(2,348)	(2,008)
Net cash used in financing activities	(200)	(3,191)
Net change in cash and cash equivalents	(3,060)	(13,359)
Cash and cash equivalents at the end of the period	45,479	35,712

(1)	For the calculation of basic and diluted net loss per share, see Note 5 and Note 8 to our condensed consolidated financial statements.

(2)	EBITDA and Adjusted EBITDA are “Non-GAAP Measures” that are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance.

These Non-GAAP Measures should not be considered as alternatives to net income (loss) or net income (loss) per share as a measure of financial performance, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. They should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, our Non-GAAP Measures are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as tax payments and debt service requirements and certain other cash costs that recur in the future. Our Non-GAAP Measures contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In addition, our Non-GAAP Measures exclude certain non-recurring and other charges.

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

(3)	We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include management fees, equity-based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance. The following provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen weeks ended	Thirteen weeks ended
(dollars in thousands)	May 3, 2020	May 5, 2019
Net loss	$(8,348)	$(9,102)
Interest income, net	(56)	(235)
Taxes	25	12
Depreciation and amortization	1,636	1,066
EBITDA	(6,743)	(8,259)
Management fees (a)	125	164
Deferred Rent (b)	(8)	12
Equity-based compensation (c)	898	3,223
Loss on disposal of property and equipment (d)	-	47
Other non-recurring expenses (e)	36	150
Adjusted EBITDA	$(5,692)	$(4,663)

(a)	Represents management fees and expenses charged by our equity sponsors.

(b)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms.

(c)	Represents expenses associated with stock options and restricted stock units granted to our associates and board of directors.

(d)	Represents the loss on disposal of fixed assets.

(e)	Other non-recurring expenses in the thirteen weeks ended May 3, 2020 are made up of $36 in professional and legal fees related to financing initiatives. Other expenses in the thirteen weeks ended May 5, 2019 are made up of $150 in recruitment fees to build executive management team and Board of Directors.

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

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen weeks ended
	May 3, 2020	May 5, 2019
Statement of Operations Data:
Net sales	100%	100%
Cost of merchandise sold	50%	49%
Gross profit	50%	51%
Selling, general and administrative expenses	48%	58%
Advertising and marketing	15%	13%
Depreciation and amortization	3%	3%
Operating loss	-15%	-23%
Interest income, net	0%	1%
Loss before taxes	-15%	-22%
Provision for income taxes	0%	0%
Net loss	-15%	-22%

Thirteen weeks ended May 3, 2020 compared to the Thirteen weeks ended May 5, 2019

Net sales

Net sales increased $13.4 million, or 32.8%, to $54.4 million in the thirteen weeks ended May 3, 2020 compared to $41.0 million in the thirteen weeks ended May 5, 2019. The increase in overall net sales is primarily driven by our Internet sales. New customers increased by 57.7% in the thirteen weeks ended May 3, 2020 as compared to 20.0% in the thirteen weeks ended May 5, 2019. We had 91 and 78 showrooms as of May 3, 2020 and May 5, 2019, respectively. We opened zero additional showrooms and temporarily closed 91 showrooms in the thirteen weeks ended May 3, 2020 related to COVID-19. Showrooms sales decreased $8.8 million, or 32.7%, to $18.1 million in the thirteen weeks ended May 3, 2020 as compared to $26.9 million in thirteen weeks ended May 5, 2019. This decrease was due in large part to our comparable showroom point of sales transaction decrease of $6.8 million, or (31.7%), to $14.6 million in the thirteen weeks ended May 3, 2020 as a result of showroom closures due to COVID-19 compared to $21.4 million in thirteen weeks ended May 5, 2019. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which when control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot decreased $194, or 48.3%, to $207 in the thirteen weeks ended May 3, 2020 as a result of showroom closures due to COVID-19 compared to $401 in the thirteen weeks ended May 5, 2019. Total number of units sold at point of transaction decreased by approximately 48.0% driven by COVID-19 showroom closures. Internet sales (sales made directly to customers through our ecommerce channel) increased $21.6 million, or 255.4%, to $30.1 million in the thirteen weeks ended May 3, 2020 compared to $8.5 million for the thirteen weeks ended May 5, 2019. We believe that the increase in Internet sales was due primarily to our showroom closures related to the impact of COVID-19 and our increased advertising and marketing initiatives. Other sales, which include pop-up shop sales and shop in shop sales, increased $0.6 million, or 11.0%, to $6.2 million in the thirteen weeks ended May 3, 2020 as compared to $5.6 million in the thirteen weeks ended May 5, 2019. This increase was due in large part to the addition of shop in shops, offset by a decrease in pop-up shops which were closed as a result of COVID-19.

Gross profit

Gross profit increased $6.3 million, or 30.0%, to $27.3 million in the thirteen weeks ended May 3, 2020 from $21.0 million in the thirteen weeks ended May 5, 2019. Gross margin decreased to 50.2% of net sales in the thirteen weeks ended May 3, 2020 from 51.3% of net sales in the thirteen weeks ended May 5, 2019. The decrease in gross margin percentage of 110 basis points was driven by an increase of approximately 300 basis points in distribution and tariff related expenses, partially offset by improvements of approximately 190 basis points in reduction in product costs as a result of vendor negotiations to assist with the mitigation of tariffs and continued shift of products from China to Vietnam and Malaysia.

We expect fiscal 2021 gross profit margin to be slightly higher than fiscal 2020 gross profit margin related to continued vendor negotiations to assist with the mitigation of tariffs and continued shift of products from China to Vietnam and Malaysia. In fiscal 2021, the effect of 25% tariffs are being mitigated in total dollars but will have an impact on margin percent.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.0 million, or 8.3%, to $25.8 million in thirteen weeks ended May 3, 2020 as compared to $23.9 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $1.5 million, $0.1 million of increased rent associated with our 91 showrooms and an increase of $0.6 million of expenses related to sales such as an increase of $0.7 million of credit card fees, offset by a reduction of $0.1 million of pop-up shop sales agent fees. Overhead expenses decreased $0.2 million consisting of a decrease in equity-based compensation of $2.3 million, partially offset by an increase of $1.9 million in infrastructure improvements and an increase of $0.2 million related to operating costs of the business such as insurance.

Selling, general and administrative expenses were 47.5% of net sales in the thirteen weeks ended May 3, 2020 compared to 58.3% of net sales in the thirteen weeks ended May 5, 2019. The decrease in selling, general and administrative expenses of 10.7% of net sales was primarily due to leveraging employment costs, rent, and professional fees as well as a decrease in equity based compensation, offset by increases in selling related expenses related to the increase in Internet sales.

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

Advertising and marketing

Advertising and marketing expenses increased $2.8 million, or 52.1%, to $8.2 million in the thirteen weeks ended May 3, 2020 compared to $5.4 million in the thirteen weeks ended May 5, 2019. The majority of the increase in advertising and marketing dollars relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. The investment by quarter may vary greatly. Advertising and marketing expenses were 15.1% of net sales in the thirteen weeks ended May 3, 2020 compared to 13.2% of net sales in the thirteen weeks ended May 5, 2019. The majority of the increase in advertising and marketing as a percent of net sales is principally due to prior year investments in content production, product innovation and research. These investments were included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of February 2, 2020 and were expensed in the thirteen weeks ended May 3, 2020.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.6 million or 53.5% in the thirteen weeks ended May 3, 2020 to $1.6 million compared to $1.1 million in the thirteen weeks ended May 5, 2019. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest income, net

Interest income, net reflects $56,000 consisting of $92,000 in earnings related to the net proceeds from the IPO and primary share offering, partially offset by $36,000 of interest expense related to unused line fees on the Company’s line of credit for the thirteen weeks ended May 3, 2020. The decrease in interest income from prior year was the result of a decrease in interest rates during the thirteen weeks ended May 3, 2020.

Provision for income taxes

Income tax provision was less than 0.05% of sales for the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively.

Liquidity and Capital Resources

General

Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. Our primary cash needs are for advertising and marketing, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, inventory, accounts receivable, accounts payable and other current liabilities and customer deposits. borrowings generally increase in our third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirteen weeks ended
	May 3, 2020	May 5, 2019

Condensed Consolidated Statement of Cash flow Data:
Net cash used in operating activities	$(513)	$(8,160)
Net cash used in investing activities	(2,348)	(2,008)
Net cash used in financing activities	(200)	(3,191)
Net change in cash and cash equivalents	(3,060)	(13,359)
Cash and cash equivalents at end of period	45,479	35,712

Net Cash Provided By (Used In) Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, loss on disposal of property and equipment, equity based compensation, deferred rent, and non-cash interest expense and the effect of changes in working capital and other activities.

In the thirteen weeks ended May 3, 2020, net cash used in operating activities was $0.5 million and consisted of changes in operating assets and liabilities of $5.2 million, a net loss of $8.3 million, and adjustments to reconcile net loss to cash used in operating activities of $2.6 million. Working capital and other activities consisted primarily of decreases in inventory of $3.0 million, prepaid expenses of $2.2 million, accounts receivable of $0.1 million, and accounts payable and accrued expenses of $3.2 million, partially offset by an increase in customer deposits of $3.1 million.

In the thirteen weeks ended May 5, 2019, net cash used by operating activities was $8.2 million and consisted of changes in operating assets and liabilities of $3.3 million, a net loss of $9.1 million, and non-cash items of $4.4 million. Working capital and other activities consisted primarily of increases in inventory of $4.8 million, prepaid expenses of $0.4 million and accounts receivable of $1.0 million, partially offset by an increase in accounts payable and accrued expenses of $2.6 million, and customer deposits of $0.3 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.

For the thirteen weeks ended May 3, 2020, capital expenditures were $2.3 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

For the thirteen weeks ended May 5, 2019, capital expenditures were $2.0 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

Net Cash Used In Financing Activities

Financing activities consist primarily of taxes paid for the net settlement of equity awards.

For the thirteen weeks ended May 3, 2020, net cash used in financing activities was $0.2 million, due mostly to taxes paid for net share settlement of $0.15 million.

For the thirteen weeks ended May 5, 2019, net cash used in financing activities was $3.2 million, due mostly to taxes paid for net share settlement of $3.16 million.

Revolving Line of Credit

On February 6, 2018, we entered a five-year, secured revolving credit facility with Wells. The credit facility permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of May 3, 2020, the Company’s borrowing availability under the line of credit with Wells was $11.4 million. As of May 3, 2020, there were no borrowings outstanding on this line of credit.

Contractual Obligations

We generally enter into long term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of May 3, 2020, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 Years	More than 5 years

Employment agreements	$3,165,978	$3,165,978	$-	$-	$-
Operating leases	74,551,761	8,945,797	21,307,578	19,271,594	25,026,792

Total	$77,717,739	$12,111,775	$21,307,578	$19,271,594	$25,026,792

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 3, 2020, except for operating leases and employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our consolidated financial statements included in the Annual Report on Form 10-K filed on April 29, 2020 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirteen weeks ended May 3, 2020.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2019-10 extended the effective date to fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. We will adopt this standard beginning in 2022. Management has evaluated the impact ASU No. 2016-02 will have on these condensed consolidated financial statements. Based on the initial evaluation, we have determined that adopting this standard will have a material impact on our condensed consolidated balance sheet as we have a significant number of operating leases.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen weeks ended May 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2020.

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

The Lovesac Company

Date: June 9, 2020	By:	/s/ Shawn Nelson
Shawn Nelson
Chief Executive Officer

Date: June 9, 2020	By:	/s/ Donna Dellomo
Donna Dellomo
Executive Vice President and Chief Financial Officer