Form 10-Q
period 2020-08-02
Lovesac Co
filed 2020-09-10
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-38555

THE LOVESAC COMPANY
(Exact name of registrant as specified in its charter)

Delaware	32-0514958
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Landmark Square, Suite 300
Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 636-1223

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	LOVE	The Nasdaq Stock Market LLC

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

As of September 8, 2020, there were 14,533,963 shares  of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

AUGUST 2, 2020

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of August 2, 2020 (unaudited) and February 2, 2020	1

	Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019 (unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 2, 2020 and August 4, 2019 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

Part II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the effect and consequences of the novel coronavirus (“COVID-19”) public health crisis on matters including U.S. and local economies, our business operations and continuity, the availability of corporate and consumer financing, the health and productivity of our associates, the ability of third-party providers to continue uninterrupted service, and the regulatory environment in which we operate;

●	our ability to sustain recent growth rates;

●	our ability to sustain the recent increase in our Internet sales;

●	our ability to manage the growth of our operations over time;

●	our ability to maintain, grow and enforce our brand and trademark rights;

●	our ability to improve our products and develop new products;

●	our ability to obtain, grow and enforce intellectual property related to our business and avoid infringement or other violation of the intellectual property rights of others;

●	our ability to successfully open and operate new showrooms; and

●	our ability to compete and succeed in a highly competitive and evolving industry.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2020, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2, 2020	February 2, 2020
Assets	(unaudited)

Current Assets
Cash and cash equivalents	$54,835,258	$48,538,827
Trade accounts receivable	6,227,521	7,188,925
Merchandise inventories	41,014,621	36,399,862
Prepaid expenses and other current assets	5,692,646	8,050,122

Total Current Assets	107,770,046	100,177,736

Property and Equipment, Net	25,741,024	23,844,261

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	1,541,754	1,352,161
Deferred financing costs, net	136,006	146,047

Total Other Assets	1,821,322	1,641,770

Total Assets	$135,332,392	$125,663,767

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$24,482,861	$19,887,611
Accrued expenses	11,068,235	8,567,580
Payroll payable	2,539,602	887,415
Customer deposits	9,095,033	1,653,597
Sales taxes payable	858,688	1,404,792
Total Current Liabilities	48,044,419	32,400,995

Deferred rent	5,468,358	3,108,245

Line of credit	-	-

Total Liabilities	53,512,777	35,509,240

Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of August 2, 2020 and February 2, 2020.	-	-
Common Stock $.00001 par value, 40,000,000 shares authorized, 14,527,579 shares issued and outstanding as of August 2, 2020 and 14,472,611 shares issued and outstanding as of February 2, 2020.	145	145
Additional paid-in capital	169,436,973	168,317,210
Accumulated deficit	(87,617,503)	(78,162,828)

Stockholders’ Equity	81,819,615	90,154,527

Total Liabilities and Stockholders’ Equity	$135,332,392	$125,663,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net sales	$61,945,410	$48,146,415	$116,317,817	$89,104,778
Cost of merchandise sold	30,889,870	23,861,242	57,978,708	43,827,110
Gross profit	31,055,540	24,285,173	58,339,109	45,277,668
Operating expenses
Selling, general and administration expenses	23,383,525	21,956,376	49,214,927	45,817,988
Advertising and marketing	7,166,537	6,069,903	15,362,122	11,459,233
Depreciation and amortization	1,543,902	1,205,796	3,179,562	2,271,413
Total operating expenses	32,093,964	29,232,075	67,756,611	59,548,634

Operating loss	(1,038,424)	(4,946,902)	(9,417,502)	(14,270,966)
Interest (expense) income, net	(34,729)	169,327	21,627	403,890
Net loss before taxes	(1,073,153)	(4,777,575)	(9,395,875)	(13,867,076)
(Provision for) benefit from income taxes	(33,771)	6,576	(58,800)	(5,700)
Net loss	$(1,106,924)	$(4,770,999)	$(9,454,675)	$(13,872,776)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.33)	$(0.65)	$(0.99)

Weighted average number of common shares outstanding:
Basic and diluted	14,518,929	14,331,185	14,499,505	14,000,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 2020 AND AUGUST 4, 2019 (unaudited)

	Common		Preferred		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - February 3, 2019	13,588,568	$136	-	$-	141,727,807	$(62,957,809)	$78,770,134

Net loss	-	-	-	-	-	(9,101,777)	(9,101,777)
Equity based compensation	-	-	-	-	3,222,563	-	3,222,563
Vested restricted stock units	158,329	2	-	-	(3,164,134)	-	(3,164,132)
Exercise of warrants	5,138	-	-	-	4,000	-	4,000
Balance - May 5, 2019	13,752,035	138	-	-	141,790,236	(72,059,586)	69,730,788

Net loss	-	-	-	-	-	(4,770,999)	(4,770,999)
Equity based compensation	-	-	-	-	170,536	-	170,536
Vested restricted stock units	14,443	-	-	-	(179,086)	-	(179,086)
Issuance of common shares, net	750,000	7			25,609,993	-	25,610,000
Exercise of warrants	22,108	-	-	-	8,000	-	8,000
Balance - August 4, 2019	14,538,586	$145	-	$-	$167,399,679	$(76,830,585)	$90,569,239

Balance - February 2, 2020	14,472,611	$145	-	$-	$168,317,210	$(78,162,828)	$90,154,527
Net loss	-	-	-	-	-	(8,347,751)	(8,347,751)
Equity based compensation	-	-	-	-	898,077	-	898,077
Vested restricted stock units	35,776	-	-	-	-	-	-
Taxes paid for net share settlement of equity awards	-	-	-	-	(149,512)	-	(149,512)
Balance - May 3, 2020	14,508,387	145	-	-	169,065,775	(86,510,579)	82,555,341

Net loss	-	-	-	-	-	(1,106,924)	(1,106,924)
Equity based compensation	-	-	-	-	677,106	-	677,106
Vested restricted stock units	19,192	-	-	-	-	-	-
Taxes paid for net share settlement of equity awards	-	-	-	-	(305,908)	-	(305,908)
Balance - August 2, 2020	14,527,579	$145	-	$-	$169,436,973	$(87,617,503)	$81,819,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Twenty-six weeks ended
	August 2, 2020	August 4, 2019
Cash Flows from Operating Activities
Net loss	$(9,454,675)	$(13,872,776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,015,012	2,147,743
Amortization of other intangible assets	164,550	123,670
Amortization of deferred financing fees	42,394	36,512
Net loss (gain) on disposal of property and equipment	5,487	(166,865)
Equity based compensation	1,575,183	3,393,099
Deferred rent	2,360,113	88,774
Changes in operating assets and liabilities:
Trade accounts receivable	961,404	(1,625,830)
Merchandise inventories	(4,614,759)	(14,502,594)
Prepaid expenses and other current assets	2,375,123	(1,098,234)
Accounts payable and accrued expenses	8,201,988	1,942,148
Customer deposits	7,441,436	493,128
Net Cash Provided by (Used in) Operating Activities	12,073,256	(23,041,225)
Cash Flows from Investing Activities
Purchase of property and equipment	(4,917,262)	(4,117,755)
Payments for patents and trademarks	(354,143)	(257,029)
Proceeds from disposal of property and equipment	-	300,000
Net Cash Used in Investing Activities	(5,271,405)	(4,074,784)
Cash Flows from Financing Activities
Proceeds from the issuance of common shares, net	-	25,610,000
Taxes paid for net share settlement of equity awards	(455,420)	(3,343,218)
Proceeds from the issuance of warrants, net	-	12,000
Paydowns of line of credit	-	(31,373)
Payments of deferred financing costs	(50,000)	-
Net Cash (Used in) Provided by Financing Activities	(505,420)	22,247,409
Net Change in Cash and Cash Equivalents	6,296,431	(4,868,600)
Cash and Cash Equivalents - Beginning	48,538,827	49,070,952
Cash and Cash Equivalents - Ending	$54,835,258	$44,202,352
Supplemental Cash Flow Disclosures
Cash paid for taxes	$58,800	$-
Cash paid for interest	$37,557	$24,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 2020 AND AUGUST 4, 2019

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

Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019 are not necessarily indicative of results to be expected for the full fiscal year.

The Company is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary “Designed for Life” approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online sales primarily online directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms as well as through shop-in-shops and pop-up-shops with third party retailers. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting consumer demand. Since then, the COVID-19 situation within the U.S. has rapidly escalated. On March 18, 2020, the Company closed all showroom locations. All showrooms have since reopened in some format, many still virtual or by appointment only. The Company has and will continue to follow the guidance of federal, state, and local governments, as well as health organizations, to determine the operating status of its showrooms. Additionally, the Company implemented a reduction in workforce of approximately 447 part time employees (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. Cash compensation was reduced by 20% for Shawn Nelson, Chief Executive Officer, Jack Krause, President and Chief Operating Officer, and Donna Dellomo, Executive Vice President and Chief Financial Officer. The base salaries of all other senior management and full-time headquarter team members has been temporarily reduced by graduated amounts. The Company’s Board of Directors has also agreed to a temporary reduction of its retainer and monitoring fees and an extension of the associated payment timeline. As of August 2, 2020, we have hired 137 part time showroom associates to assist with showroom sales. The Company continues to monitor the situation closely and it is possible that the Company will implement further measures.

The Company has incurred significant operating losses and used cash in its operating activities since inception. Operating losses have resulted from inadequate sales levels for the cost structure and expenses as a result of expanding into new markets, opening new showrooms, and investments into advertising, marketing and infrastructure to support increases in revenues. The Company plans to continue to open new retail showrooms in larger markets and increase its shop-in-shop relationships to increase sales levels and invest in advertising and marketing initiatives to increase brand awareness. Of course, there can be no assurance that anticipated sales levels will be achieved. The Company believes that based on its current sales and expense levels, projections for the next twelve months, current cash on hand and the credit facility with Wells Fargo Bank, see Note 7, the Company will have sufficient working capital to cover operating cash needs through the twelve month period from the financial statement issuance date.

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

NOTE 3 – INTANGIBLE ASSETS, NET

A summary of intangible assets follows:

		August 2, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$2,174,116	$(921,751)	$1,252,365
Trademarks	3 Years	1,128,621	(839,232)	289,389
Other intangibles	5 Years	839,737	(839,737)	-
Total		$4,142,474	$(2,600,720)	$1,541,754

		February 2, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$1,965,794	$(846,898)	$1,118,896
Trademarks	3 Years	982,800	(749,535)	233,265
Other intangibles	5 Years	839,737	(839,737)	-
Total		$3,788,331	$(2,436,170)	$1,352,161

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $86,179 and $74,087 and $164,550 and $123,670 for the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively.

As of August 2, 2020, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

Remainder of Fiscal 2021	$173,713
2022	283,003
2023	206,309
2024	165,050
2025	153,749
2026	151,083
Thereafter	408,847
$1,541,754

NOTE 4 – INCOME TAXES

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating losses for the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

NOTE 5 – BASIC AND DILUTED NET LOSS PER COMMON SHARE

Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.

As of August 2, 2020, there were 2,241,802 of potentially dilutive shares which may be issued in the future, including 707,316 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 1,039,120 shares of common stock. As of August 4, 2019, there were 1,650,767 of potentially dilutive shares which may be issued in the future, including 116,281 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 1,039,120 shares of common stock. These were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

NOTE 6 – COMMITMENTS, CONTINGENCY AND RELATED PARTIES

Operating Lease Commitments

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through December 2030. Monthly payments related to these leases range from $2,040 to $71,050.

Expected future annual minimum rental payments under these leases follow:

Remainder 2021	$5,416,833
2022	12,586,250
2023	11,565,509
2024	11,323,869
2025	10,493,587
2026	9,290,216
Thereafter	24,241,983
$84,918,247

Severance Contingency

The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those employees are terminated without cause. The total amount of exposure to the Company under these agreements was $3,165,978 at August 2, 2020 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.

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

Related Parties

Our equity sponsor Mistral Capital Management, LLC (“Mistral”) performs management services for the Company under a contractual agreement. Certain of our directors are members and principals of Mistral. Management fees totaled approximately $100,000 and $200,000 for the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively and are included in selling, general and administrative expenses. There were $100,000 and $2,000 amounts payable to Mistral as of August 2, 2020 and February 2, 2020 respectively and are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company reimbursed Mistral for expenses incurred in the amount of $0 and $39,000 for out of pocket expenses for the twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively. There were no such reimbursements during the thirteen weeks ended August 2, 2020 and August 4, 2019, respectively.

Our equity sponsor Satori Capital, LLC (“Satori”) performs management services for the Company under a contractual agreement. One of our directors is a principal of Satori. Management fees totaled approximately $25,000 and $50,000 for the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively, and are included in selling, general and administrative expenses. There were $5,000 amounts payable to Satori as of August 2, 2020 included in accrued liabilities in the accompanying condensed consolidated balance sheets. Amounts payable to Satori as of February 2, 2020 were $95,000 consisting of $25,000 in management fees and $70,000 of reimbursable expenses which were included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company reimbursed Satori for expenses incurred in the amount of $36,401 and $0 for out of pocket expenses for the twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively. There were no such reimbursements during the thirteen weeks ended August 2, 2020 and August 4, 2019, respectively.

The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral, to convert to the Blueport platform. One of our directors is also a director of Blueport. The Company launched the Blueport platform in February 2018. There were $1,218,278 and $430,335 of fees incurred with Blueport sales transacted through the Blueport platform during the thirteen weeks ended August 2, 2020 and August 4, 2019, respectively, and $1,701,126 and $767,831 during the twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively. Amounts payable to Blueport as of August 2, 2020 and February 2, 2020 were $0 and $150,508, respectively, and are included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 7 – FINANCING ARRANGEMENTS

On February 6, 2018, the Company established a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of August 2, 2020, and February 2, 2020, the Company’s borrowing availability under the line of credit with Wells Fargo was $9.9 million and $12.5 million, respectively. As of August 2, 2020, and February 2, 2020, there were no borrowings outstanding on this line of credit.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

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

May 2019
Warrants	18,166
Expected volatility	44%
Expected dividend yield	0%
Expected term (in years)	3.00
Risk-free interest rate	2.69%
Exercise price	$16.00
Calculated fair value of warrant	$7.16

The following represents warrant activity during the twenty-six weeks ended August 2, 2020 and August 4, 2019:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants Outstanding at February 3, 2019	$16.83	1,067,475	2.93
Warrants issued	16.00	18,166	2.40
Expired and canceled	-	-	-
Exercised	16.00	(46,521)	(2.15)
Warrants Outstanding at August 4, 2019	$16.83	1,039,120	2.43

Warrants Outstanding at February 2, 2020	$16.83	1,039,120	1.93
Warrants issued	-	-	-
Expired and canceled	-	-	-
Exercised	-	-	-
Outstanding at August 2, 2020	$16.83	1,039,120	1.43

The majority of the 46,521 warrants exercised in fiscal 2020 were cashless, whereby the holders received less shares of common stock in lieu of a cash payment to the Company, which resulted in the issuance of 27,246 common shares.

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

In December 2019, SAC LLC distributed the shares of the Company’s common stock it held. In connection with the distribution, officers of the Company agreed to exchange and modify options that were held at SAC LLC for shares of vested common stock of the Company. Pursuant to the exchange, SAC LLC transferred 175,478 shares of common stock to the Company and the Company immediately cancelled these shares. The Company then issued to the former option holders an equivalent number of shares under the Plan and withheld 73,507 shares to satisfy taxes associated with the issuance.

In June 2020, the stockholders of the Company approved an amendment to the Plan that increased the number of shares of common stock reserved for issuance under the Plan by 690,000 shares of common stock. The number of shares of common stock reserved for issuance under the Plan increased from 1,414,889 to 2,104,889 shares of common stock.

A summary of the status of our stock options as of August 2, 2020, and the changes during the twenty-six weeks ended August 2, 2020 is presented below:

Twenty-six weeks ended August 2, 2020
	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at February 2, 2020	495,366	$38.10	2.34	-
Exercised	-
Expired and canceled	-
Vested	-
Outstanding at August 2, 2020	495,366	$38.10	3.84	-
Exercisable at the end of the period	-	-	-	-

All of the 495,366 stock options were modified during the thirteen weeks ended August 2, 2020 to extend the term of the options through June 5, 2024. The modification of the option term did not result in any additional equity compensation expense needing to be recorded during the thirteen weeks ended August 2, 2020.

A summary of the status of our unvested restricted stock units as of August 2, 2020, and changes during the twenty-six weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 3, 2019	377,286	$11.16
Granted	47,198	35.76
Forfeited	(14,018)	17.58
Vested	(294,185)	12.59
Unvested at August 4, 2019	116,281	$24.23

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2020	183,053	$21.34
Granted	607,656	17.67
Forfeited	(782)	13.49
Vested	(82,611)	14.83
Unvested at August 2, 2020	707,316	$19.07

Equity based compensation expense was approximately $0.7 million and $1.6 million and for the thirteen and twenty-six weeks ended August 2, 2020 and $0.2 million and $3.4 million and for the thirteen and twenty-six weeks ended August 4, 2019, respectively. In the thirteen and twenty-six weeks ended August 4, 2019, all the unvested restricted stock units for certain senior executives of the Company vested according to the accelerated vesting trigger in their restricted stock unit agreements. The triggering event was the market capitalization of the Company post-IPO, exceeding $300 million for 60 consecutive trading days and the expiration of the lockup period. This accelerated vesting resulted in equity-based compensation in the amount of $2.9 million.

The total unrecognized restricted stock unit compensation cost related to non-vested awards was approximately $5.4 million as of August 2, 2020 and will be recognized in operations over a weighted average period of 2.49 years.

NOTE 9 – EMPLOYEE BENEFIT PLAN

In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All employees of the Company (except for union employees and nonresident aliens) will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan were $117,190 and $116,880 for the thirteen weeks ended August 2, 2020 and August 4, 2019 and $234,470 and $191,112 for the twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively. Amounts payable to the 401(k) Plan as of August 2, 2020 and February 2, 2020 were $135,206 and $0, respectively, and are included in accrued expenses in the accompanying condensed consolidated balance sheets

NOTE 10 – SEGMENT INFORMATION

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019

Sactionals	$53,544,454	$38,326,150	$97,352,021	$71,172,237
Sacs	7,868,761	9,635,818	17,525,833	15,549,243
Other	532,195	184,447	1,439,963	2,383,298
	$61,945,410	$48,146,415	$116,317,817	$89,104,778

NOTE 11 – BARTER ARRANGEMENTS

During fiscal 2020, the Company exchanged $1,097,488 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $1,055,185 which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet. During the first half of fiscal 2021, the Company used $374,423 in media credits. There were no additional barter arrangements entered into during the thirteen and twenty-six weeks ended August 2, 2020, respectively. The Company had $0 and $374,423 of unused media credits remaining as of August 2, 2020 and February 2, 2020, respectively.

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

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed consolidated statement of operations and an increase in inventory and customers returns liability on the condensed consolidated balance sheet. As of August 2, 2020 and February 2, 2020, there was a returns allowance recorded on the condensed consolidated balance sheet in the amount of $1,814,368 and $2,177,715, respectively, which was included in accrued expenses and $167,179 and $442,390, respectively, associated with sales returns included in merchandise inventories.

In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s condensed consolidated balance sheet. As of August 2, 2020 and February 2, 2020, the Company recorded under customer deposit liabilities the amount of $9,095,033 and $1,653,597, respectively. During the twenty-six weeks ended August 2, 2020 and August 4, 2019, the Company recognized approximately $1,653,597 and $1,331,493, respectively, related to our customer deposits.

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

The Company excludes from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes).

The Company does not adjust revenue for the effects of any financing components if the contract has a duration of one year or less, as the Company receives payment from the customer within one year from when it transferred control of the related goods.

The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms and through the internet. The other channel predominantly represents sales through the use of pop-up shops that typically average ten days at a time and shop-in-shops that are staffed with associates trained to demonstrate and sell our product. The following represents sales disaggregated by channel:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Showrooms	$12,850,565	$31,261,694	$30,968,706	$58,186,775
Internet	46,074,015	9,456,513	76,138,052	17,915,483
Other	3,020,830	7,428,208	9,211,059	13,002,520
	$61,945,410	$48,146,415	$116,317,817	$89,104,778

See Note 10 for sales disaggregated by product.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to August 2, 2020 through the date the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended February 2, 2020. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the Forward-Looking Statements section herein and set forth below and those discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our most recent report on Form 10-K filed with the Securities and Exchange Commission.

We operate on a 52- or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period.

Overview

We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary “Designed for Life” approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products primarily online directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms as well as through shop-in-shops and pop-up-shops with third party retailers. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Sales of this product were $7.9 million and $17.5 million in the thirteen and twenty-six weeks ended August 2, 2020, as compared to $9.6 million and $15.5 million for the thirteen and twenty-six weeks ended August 4, 2019.

Our Sactionals product line represents a majority of our sales. Sactionals are a couch system that consists of two components, seats and sides, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. We believe that these high quality, premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales. Our Sactionals represented 86.4% and 83.7% of our sales for the thirteen and twenty-six weeks ended August 2, 2020, respectively or $53.5 million and $97.4 million as compared to 79.6% and 79.9% of sales for the thirteen and twenty-six weeks ended August 4, 2019 or $38.3 million and $71.2 million, respectively.

Sacs and Sactionals come in a wide variety of colors and fabrics that allow consumers to customize their purchases in numerous configurations and styles. We provide lifetime warranties on our Sactional frames and the foam used in both product lines, and 3-year warranties on our covers. Our Designed for Life trademark reflects our dynamic product line that is built to last and evolve throughout a customer’s life. Customers can continually update their Sacs and Sactionals with new covers, additions, and configurations to accommodate changes in their family and housing situations.

We believe that our products complement one another and have generated a loyal customer base, evidenced by our recent estimate of 35% of our transactions in fiscal 2020 from repeat customers. We believe the strength of our brand is reflected in the number of customers who routinely share their purchases of Lovesac products with their friends through social media, often displaying our logos or company name in their posts. Our customers include celebrities and other influencers who support our brand through postings made on an uncompensated and unsolicited basis.

We market and sell our products through 97 showrooms at top tier malls, lifestyle centers and street locations in 35 states in the U.S. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products. Our retail showrooms are technology driven and focus on educating prospective customers about the many benefits of our unique products, enabling us to require just 498 to 1,794 square feet for each showroom. All of our showroom locations closed in March 2020 as a result of COVID-19, as further discussed below. All of our showrooms have since reopened in some format, many still virtual or by appointment only. We have followed and will continue to follow the guidance of federal, state, and local governments as well as local health organizations, to determine the operating status of our showrooms.

Through our direct-to-consumer sales approach, we also generate significant interest and demand and sell our products through our ecommerce platform. We believe our products are uniquely suited to this channel. Each of our Sactionals components weighs less than 50 pounds upon shipping and our foam-based Sacs can be reduced to one-eighth of their normal size. With furniture especially suited to ecommerce applications, our sales completed through this channel accounted for 74% and 66% of total sales for the thirteen and twenty-six weeks ended August 2, 2020; up from 19.6% and 20.1% for the thirteen and twenty-six weeks ended August 4, 2019. Our showrooms and other direct advertising and marketing efforts work in concert to drive customer conversion in ecommerce. As a result of COVID-19, we had shifted the focus of our salesforce to our ecommerce platform when our showrooms were closed and experienced accelerated sales growth through this channel. We have adapted our systems, technology and logistics capabilities to manage the increase in online demand. We plan to continue to develop our digital capabilities and invest in our technological infrastructure.

We also utilize other sales channels, such as pop-up shops and shop-in-shops, and will continue to explore other partnerships and opportunities to promote our products and to facilitate customers interacting with our products. The pop-up shop showrooms display select Sacs and Sactionals and are staffed with associates trained to demonstrate and sell our products. Unlike the pop-up shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. We have an ongoing working relationship with Costco to operate pop-up shop showrooms, as well as Internet pop-up shop on Costco.com. In the thirteen and twenty-six weeks ended August 2, 2020, we hosted 19 and 154 pop up shop showrooms at Costco locations respectively, down from 209 and 368 Costco shop-in-shops hosted in the thirteen and twenty-six weeks ended August 4, 2019, respectively. Due to the impacts of COVID-19, we do not currently expect any contribution from Costco for the balance of the fiscal year. We also have an ongoing working relationship with Macy’s to operate shop-in-shop showrooms. Other sales which includes pop-up shop sales and shop-in-shop sales accounted for 4.9% and 7.9% of our total sales for the thirteen and twenty-six weeks ended August 2, 2020, respectively, down from 15.4% and 14.6% for the thirteen and twenty-six weeks ended August 4, 2019, respectively.

Despite the increase in sales, net losses were $1.1 million and $9.5 million for the thirteen and twenty-six weeks ended August 2, 2020, respectively, and $4.8 million and $13.9 million for the thirteen and twenty-six weeks ended August 4, 2019, respectively. SG&A as a percent to net sales for the thirteen weeks ended August 2, 2020 decreased 7.9% primarily due to leveraging of employment costs, rent, and selling related expenses such as credit card fees and pop-up shop fees, partially offset by increases in insurance costs, equity compensation and computer expense related to infrastructure investments. SG&A as a percent to net sales for the twenty-six weeks ended August 2, 2020 decreased 9.1% primarily due to leveraging employment costs, rent, selling related expenses such as credit card fees and pop-up shop fees, and equity based compensation, partially offset by increases in insurance and computer expense related to infrastructure investments.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting the operations of our stores and consumer demand. Since then, the COVID-19 situation within the U.S. has rapidly escalated. On March 18, 2020, we closed all of our showroom locations. All showrooms have since reopened in some format, many still virtual or by appointment only. We have followed and will continue to follow the guidance of federal, state, and local governments, as well as health organizations, to determine the operating status of our showrooms. Additionally, we implemented a reduction in workforce of approximately 447 part time employees (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. Cash compensation was reduced by 20% for Shawn Nelson, Chief Executive Officer, Jack Krause, President and Chief Operating Officer, and Donna Dellomo, Executive Vice President and Chief Financial Officer. The base salaries of all other senior management and full-time headquarter team members has been temporarily reduced by graduated amounts. Our Board of Directors has also agreed to a temporary reduction of its retainer and monitoring fees and an extension of the associated payment timeline. As of August 2, 2020, we had hired 137 part time showroom associates to assist with showroom sales. We continue to monitor the situation closely and it is possible that we will implement further measures.

While the COVID-19 pandemic led to shifts in the way in which we operate, we continued to serve our customers through our online channels. As our products can be easily configured, shopped online and delivered quickly in a touchless way, coupled with consumers’ demand for home related products and solutions, we experienced increased growth during this period. Our net sales increased $13.8 million, or 28.7%, to $61.9 million in the thirteen weeks ended August 2, 2020 compared to $48.1 million in the thirteen weeks ended August 4, 2019 driven by our Internet sales. Internet sales (sales made directly to customers through our ecommerce channel) increased $36.6 million, or 387.2%, to $46.1 million in the thirteen weeks ended August 2, 2020 compared to $9.5 million for the thirteen weeks ended August 4, 2019.  The increase in Internet sales was driven in part by a very strong “Heroes” campaign, which honored first responders and frontline workers, that attracted new customers to our brand while driving over half of our sales during the period in which it ran from April 3, 2020 to May 31, 2020 with redemption lingering into early June 2020.  New customers increased by 47.8% in the thirteen weeks ended August 2, 2020 as compared to 15.9% in the thirteen weeks ended August 4, 2019.  We redeployed 179 full-time field associates, leveraging numerous forms of one-on-one virtual customer interactions such as Facebook live events, Facetime, text messaging and Podium chat systems. We believe that these tactics, which bolster our ongoing direct-to-consumer core competencies, allow us to capitalize on the accelerated growth and demand. Due to the significant growth of our ecommerce platform, we have adapted our systems, technology and supply chain and logistics capabilities to manage the increase in online demand. We plan to continue to develop our digital capabilities and invest in our technological infrastructure.

In an effort to appropriately manage the business in this uncertain environment, we tightly managed our cash outlay. In addition to temporary reduction in compensation of employees and Board of Directors, we also tightly managed inventory purchases, marketing and promotion spend, working capital and capital expenditure. As a result, we had a cash position of $54.8 million as of August 2, 2020.

SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our summary condensed consolidated financial and other data as of and for the periods indicated. The condensed consolidated statement of operations data and the condensed consolidated statement of cash flow data for the thirteen and twenty-six weeks ended August 2, 2020 and the summary condensed consolidated balance sheet data as of August 2, 2020, are derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed consolidated financial statements.

The summarized financial information presented below is derived from and should be read in conjunction with our audited condensed consolidated financial statements including the notes to those financial statements included in our Annual Report on Form 10-K for the most recent fiscal year and our unaudited condensed consolidated financial statements including the notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q, along with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our future results.

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands, except per share data)	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Condensed Consolidated Statement of Operations Data:
Net Sales
Showrooms	$12,850	$31,262	$30,969	$58,187
Internet	46,074	9,456	76,138	17,915
Other	3,021	7,428	9,211	13,003
Total net sales	61,945	48,146	116,318	89,105

Cost of merchandise sold	30,890	23,861	57,979	43,827

Gross profit	31,055	24,285	58,339	45,278
Operating Expenses
Selling, general and administrative expenses	23,383	21,956	49,215	45,818
Advertising and marketing	7,166	6,070	15,362	11,460
Depreciation and amortization	1,544	1,206	3,180	2,271

Total operating expenses	32,093	29,232	67,757	59,549

Operating loss	(1,038)	(4,947)	(9,418)	(14,271)

Interest (expense) income, net	(35)	169	22	404

Net loss before taxes	(1,073)	(4,778)	(9,396)	(13,867)

(Provision for) benefit from income taxes	(34)	7	(59)	(6)

Net Loss	$(1,107)	$(4,771)	$(9,455)	$(13,873)
Net Loss Attributable to Common Stockholders	$(1,107)	$(4,771)	$(9,455)	$(13,873)

Net Loss per Common Share:
Net loss per common share (basic and dilutive) (1)	$(0.08)	$(0.33)	$(0.65)	$(0.99)

Weighted-average shares used in computing net loss per common share	14,518,929	14,331,185	14,499,505	14,000,565

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
(dollars in thousands)
EBITDA (2)(3)	$506	$(3,741)	$(6,238)	$(12,000)
Adjusted EBITDA (2)(3)	$2,185	$(3,299)	$(3,516)	$(7,962)

	As of
	August 2, 2020	August 4, 2019
(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$54,835	$44,202
Working capital	59,726	70,418
Total assets	135,332	119,306
Total liabilities	53,513	28,737
Total stockholders’ equity	81,820	90,569

	Twenty-six weeks ended
	August 2, 2020	August 4, 2019
(dollars in thousands)
Condensed Consolidated Statement of Cash flow Data:
Net cash provided by (used in) operating activities	$12,073	$(23,041)
Net cash used in investing activities	(5,271)	(4,075)
Net cash (used in) provided by financing activities	(505)	22,247
Net change in cash and cash equivalents	6,296	(4,869)
Cash and cash equivalents at the end of the period	54,835	44,202

(1)	For the calculation of basic and diluted net loss per share, see Note 5 and Note 8 to our condensed consolidated financial statements.

(2)	EBITDA and Adjusted EBITDA are “Non-GAAP Measures” that are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance.

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

In the future, we may incur expenses that are the same as or similar to some of the adjustments in our Non-GAAP Measures. Our presentation of our Non-GAAP Measures should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying primarily on our GAAP results and by using our Non-GAAP Measures as supplemental information. Our Non-GAAP Measures are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

(3)	We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include management fees, equity-based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance.

Reconciliation of Non-GAAP Financial Measures

The following provides a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
(dollars in thousands)	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net loss	$(1,107)	$(4,771)	$(9,455)	$(13,873)
Interest expense (income), net	35	(169)	(22)	(404)
Taxes	34	(7)	59	6
Depreciation and amortization	1,544	1,206	3,180	2,271
EBITDA	506	(3,741)	(6,238)	(12,000)
Management fees (a)	125	133	250	297
Deferred Rent (b)	872	77	856	89
Equity-based compensation (c)	677	171	1,575	3,394
Net loss (gain) on disposal of property and equipment (d)	5	(214)	5	(167)
Other non-recurring expenses (e)(f)	-	275	36	425
Adjusted EBITDA	$2,185	$(3,299)	$(3,516)	$(7,962)

(a)	Represents management fees and expenses charged by our equity sponsors.

(b)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms.

(c)	Represents expenses associated with stock options and restricted stock units granted to our officers, employees and board of directors.

(d)	Represents the net loss (gain) on disposal of fixed assets.

(e)	There were no other non-recurring expenses in the thirteen weeks ended August 2, 2020. Other non-recurring expenses in the thirteen weeks ended August 4, 2019 are made up of (1) $83 in financing fees associated with our secondary offering and (2) $192 in legal and professional fees.

(f)	Other non-recurring expenses in the twenty-six weeks ended August 2, 2020 are related to $36 in professional and legal fees related to financing initiatives. Other non-recurring expenses in the twenty-six weeks ended August 4, 2019 are made up of (1) $150 in recruitment fees to build the executive management team and Board of Directors; (2) $83 in fees associated with our secondary offering financing expense; and (3) $192 in legal and professional fees.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of financial and operating measures, including the following:

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue less returns and discounts. Sales made at Company operated showrooms, including shop-in-shops and pop-up shops, and via the web are recognized in accordance with the guidance set forth in ASC 606, which is typically at the point of transference of title when the goods are shipped.

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

Advertising and Marketing

Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives that cover all of our business channels. Advertising and marketing expense is expected to continue to increase as a percentage to sales as we continue to invest in advertising and marketing which has accelerated sales growth.

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Statement of Operations Data:
Net sales	100%	100%	100%	100%
Cost of merchandise sold	50%	50%	50%	49%
Gross profit	50%	50%	50%	51%
Selling, general and administrative expenses	38%	46%	42%	51%
Advertising and marketing	12%	12%	13%	13%
Depreciation and amortization	2%	2%	3%	3%
Operating loss	-2%	-10%	-8%	-16%
Interest income, net	0%	0%	0%	0%
Loss before taxes	-2%	-10%	-8%	-16%
Provision for income taxes	0%	0%	0%	0%
Net loss	-2%	-10%	-8%	-16%

Thirteen weeks ended August 2, 2020 Compared to the Thirteen weeks ended August 4, 2019

Net sales

Net sales increased $13.8 million, or 28.7%, to $61.9 million in the thirteen weeks ended August 2, 2020 compared to $48.1 million in the thirteen weeks ended August 4, 2019. The increase in overall net sales was driven by our Internet sales. New customers increased by 47.8% in the thirteen weeks ended August 2, 2020 as compared to 15.9% in the thirteen weeks ended August 4, 2019. We had 97 and 80 showrooms as of August 2, 2020 and August 4, 2019, respectively. We opened 8 additional showrooms, closed 2 showrooms and remodeled 1 showroom in the thirteen weeks ended August 2, 2020. Showrooms sales decreased $18.4 million, or 58.9%, to $12.9 million in the thirteen weeks ended August 2, 2020 as compared to $31.3 million in the thirteen weeks ended August 4, 2019. This decrease was due in large part to our comparable showroom point of sales transaction decrease of $11.5 million, or 45.3%, to $13.8 million in the thirteen weeks ended August 2, 2020 as a result of showroom closures due to COVID-19, compared to $25.3 million in thirteen weeks ended August 4, 2019. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot decreased $250, or 56.3%, to $194 in the thirteen weeks ended August 2, 2020 as a result of showroom closures due to COVID-19, compared to $444 in the thirteen weeks ended August 4, 2019. Total number of units sold at point of transaction decreased by approximately 56.5% driven by COVID-19 showroom closures. Internet sales (sales made directly to customers through our ecommerce channel) increased $36.6 million, or 387.2%, to $46.1 million in the thirteen weeks ended August 2, 2020 compared to $9.5 million for the thirteen weeks ended August 4, 2019. We believe that the increase in Internet sales was due primarily to our showroom closures related to the impact of COVID-19 and our increased advertising and marketing initiatives. Other sales, which include pop-up shop sales and shop-in-shop sales, decreased $4.4 million, or 59.3%, to $3.0 million in the thirteen weeks ended August 2, 2020 as compared to $7.4 million in the thirteen weeks ended August 4, 2019. This decrease was due to pop-up shops and shop-in-shops closures as a result of COVID-19, partially offset by the addition of Internet pop-up shops.

Gross profit

Gross profit increased $6.8 million, or 27.9%, to $31.1 million in the thirteen weeks ended August 2, 2020 from $24.3 million in the thirteen weeks ended August 4, 2019. Gross margin decreased to 50.1% of net sales in the thirteen weeks ended August 2, 2020 from 50.4% of net sales in the thirteen weeks ended August 4, 2019. The decrease in gross margin percentage of 31 basis points was driven by an increase of approximately 198 basis points in distribution and tariff related expenses, partially offset by improvements of approximately 167 basis points in reduction in product costs as a result of vendor negotiations to assist with the mitigation of tariffs and continued shift of products from China to Vietnam and Malaysia.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.4 million, or 6.5%, to $23.4 million in thirteen weeks ended August 2, 2020 as compared to $22.0 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to $0.6 million of increased rent associated with our 97 showrooms, partially offset by a decrease in employment costs of $0.5 million and decrease of expenses related to sales such as a reduction of $1.3 million of pop-up shop sales agent fees. Overhead expenses increased $2.6 million consisting of an increase of $2.0 million in infrastructure improvements, an increase of $0.4 million related to operating costs of the business such as insurance and an increase in equity-based compensation of $0.5 million, partially offset by a decrease of $0.3 million in travel and entertainment costs as a result travel restrictions from COVID-19.

Selling, general and administrative expenses were 37.7% of net sales in the thirteen weeks ended August 2, 2020 compared to 45.6% of net sales in the thirteen weeks ended August 4, 2019. The decrease in selling, general and administrative expenses of 7.9% of net sales was primarily due to leveraging employment costs, rent, and selling related expenses such as credit card fees and pop-up shop fees, partially offset by increases in insurance costs, equity compensation and computer expense related to infrastructure investments.

Advertising and Marketing

Advertising and marketing expenses increased $1.1 million, or 18.1%, to $7.2 million in the thirteen weeks ended August 2, 2020 compared to $6.1 million in the thirteen weeks ended August 4, 2019. The majority of the increase in advertising and marketing dollars relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. The investment by quarter may vary greatly. Advertising and marketing expenses were 11.6% of net sales in the thirteen weeks ended August 2, 2020 compared to 12.6% of net sales in the thirteen weeks ended August 4, 2019. The majority of the decrease in advertising and marketing as a percent of net sales is principally due to reduced rates in media which is not likely to repeat into next year.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.3 million or 28.0% in the thirteen weeks ended August 2, 2020 to $1.5 million compared to $1.2 million in the thirteen weeks ended August 4, 2019. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest (expense) income, net

Interest (expense) income, net reflects ($0.03 million) consisting of $0.01 million in earnings related to the net proceeds from the IPO and primary share offering, offset by $0.04 million of interest expense related to unused line fees on the Company’s line of credit for the thirteen weeks ended August 2, 2020. The decrease in interest income from prior year was the result of a decrease in interest rates during the thirteen weeks ended August 2, 2020.

Provision for income taxes

Income tax provision was less than 0.06% and 0.02% of sales for the thirteen weeks ended August 2, 2020 and August 4, 2019, respectively.

Twenty-six weeks ended August 2, 2020 Compared to the Twenty-six weeks ended August 4, 2019

Net sales

Net sales increased $27.2 million, or 30.5%, to $116.3 million in the twenty-six weeks ended August 2, 2020 compared to $89.1 million in the twenty-six weeks ended August 4, 2019. The increase in overall net sales was driven by an increase in our Internet sales. New customers increased by 52.5% in the twenty-six weeks ended August 2, 2020 as compared to 17.8% in the twenty-six weeks ended August 4, 2019. We had 97 and 80 showrooms as of August 2, 2020 and August 4, 2019, respectively. We opened 8 additional showrooms, permanently closed 1 showroom, and temporarily closed 91 showrooms in the twenty-six weeks ended August 2, 2020 related to COVID-19. Showrooms sales decreased $27.2 million, or 46.8%, to $31.0 million in the twenty-six weeks ended August 2, 2020 as compared to $58.2 million in twenty-six weeks ended August 4, 2019. This decrease was due in large part to our comparable showroom point of sales transaction decrease of $18.2 million, or 39.0%, to $28.5 million in the twenty-six weeks ended August 2, 2020 as a result of showroom closures due to COVID-19, compared to $46.7 million in twenty-six weeks ended August 4, 2019. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot decreased $445, or 52.5%, to $403 in the twenty-six weeks ended August 2, 2020 as a result of showroom closures due to COVID-19, compared to $848 in the twenty-six weeks ended August 4, 2019. Total number of units sold at point of transaction decreased by approximately 52.6% driven by COVID-19 showroom closures. Internet sales (sales made directly to customers through our ecommerce channel) increased $58.2 million, or 325.0%, to $76.1 million in the twenty-six weeks ended August 2, 2020 compared to $17.9 million for the twenty-six weeks ended August 4, 2019. We believe that the increase in Internet sales was due primarily to our showroom closures related to the impact of COVID-19 and our increased advertising and marketing initiatives. Other sales, which include pop-up shop sales and shop-in-shop sales, decreased $3.8 million, or 29.2%, to $9.2 million in the twenty-six weeks ended August 2, 2020 as compared to $13.0 million in the twenty-six weeks ended August 4, 2019. This decrease was due in large part to pop-up shops and shop-in-shops which were closed temporarily as a result of COVID-19, partially offset by the addition of Internet pop-up shops.

Gross profit

Gross profit increased $13.1 million, or 28.9%, to $58.3 million in the twenty-six weeks ended August 2, 2020 from $45.3 million in the twenty-six weeks ended August 4, 2019. Gross margin decreased to 50.2% of net sales in the twenty-six weeks ended August 2, 2020 from 50.8% of net sales in the twenty-six weeks ended August 4, 2019. The decrease in gross margin percentage of 66 basis points was driven by an increase of approximately 247 basis points in distribution and tariff related expenses, partially offset by improvements of approximately 181 basis points in reduction in product costs as a result of vendor negotiations to assist with the mitigation of tariffs and continued shift of products from China to Vietnam and Malaysia.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.4 million, or 7.4%, to $49.2 million in twenty-six weeks ended August 2, 2020 as compared to $45.8 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $1.0 million, $0.7 million of increased rent associated with our 97 showrooms and a decrease of $0.7 million of expenses related to sales such as an increase of $0.7 million of credit card fees, offset by a reduction of $1.4 million of pop-up shop sales agent fees. Overhead expenses increased $2.4 million consisting of an increase of $4.2 million in infrastructure improvements and an increase of $0.6 million related to operating costs of the business such as insurance, partially offset by a decrease in equity-based compensation of $1.8 million and a decrease of $0.6 million in travel and entertainment costs as a result of travel restrictions from the impact of COVID-19 on our business.

Selling, general and administrative expenses were 42.3% of net sales in the twenty-six weeks ended August 2, 2020 compared to 51.4% of net sales in the twenty-six weeks ended August 4, 2019. The decrease in selling, general and administrative expenses of 9.1% of net sales was primarily due to leveraging employment costs, rent, selling related expenses such as credit card fees and pop-up shop fees, and equity based compensation, partially offset by increases in insurance and computer expense related to infrastructure investments.

Advertising and Marketing

Advertising and marketing expenses increased $3.9 million, or 34.1%, to $15.4 million in the twenty-six weeks ended August 2, 2020 compared to $11.5 million in the twenty-six weeks ended August 4, 2019. The majority of the increase in advertising and marketing dollars relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. The investment by quarter may vary greatly. Advertising and marketing expenses were 13.2% of net sales in the twenty-six weeks ended August 2, 2020 compared to 12.9% of net sales in the twenty-six weeks ended August 4, 2019. The majority of the increase in advertising and marketing as a percent of net sales is principally due to prior year investments in content production, product innovation and research. These investments were included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of February 2, 2020 and were expensed in the twenty-six weeks ended August 2, 2020.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.9 million or 40.0% in the twenty-six weeks ended August 2, 2020 to $3.2 million compared to $2.3 million in the twenty-six weeks ended August 4, 2019. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest income (expense), net

Interest income (expense), net reflects $0.02 million consisting of $0.1 million in earnings related to the net proceeds from the IPO and primary share offering, partially offset by $0.08 million of interest expense related to unused line fees on the Company’s line of credit for the twenty-six weeks ended August 2, 2020. The decrease in interest income from prior year was the result of a decrease in interest rates during the twenty-six weeks ended August 2, 2020.

Provision for income taxes

Income tax provision was less than 0.06% and 0.01% of sales for the twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Twenty-six weeks ended
	August 2, 2020	August 4, 2019

Condensed Consolidated Statement of Cash flow Data:
Net cash provided by (used in) operating activities	$12,073	$(23,041)
Net cash used in investing activities	(5,271)	(4,075)
Net cash (used in) provided by financing activities	(505)	22,247
Net change in cash and cash equivalents	6,296	(4,869)
Cash and cash equivalents at the end of the period	54,835	44,202

Net Cash Provided By (Used In) Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, loss on disposal of property and equipment, equity based compensation, deferred rent, and non-cash interest expense and the effect of changes in working capital and other activities.

In the twenty-six weeks ended August 2, 2020, net cash provided by operating activities was $12.1 million and consisted of changes in operating assets and liabilities of $14.4 million, a net loss of $9.5 million, and adjustments to reconcile net loss to cash used in operating activities of $7.2 million. Working capital and other activities consisted primarily of decreases in prepaid expenses of $2.4 million and accounts receivable of $1.0 million and increases in accounts payable and accrued expenses of $8.2 million and customer deposits of $7.4 million, partially offset by an increase in inventory of $4.6 million.

In the twenty-six weeks ended August 4, 2019, net cash used by operating activities was $23.0 million and consisted of changes in operating assets and liabilities of $14.8 million, a net loss of $13.8 million, and adjustments to reconcile net loss to cash used in operating activities of $5.6 million. Working capital and other activities consisted primarily of increases in inventory of $14.5 million, prepaid expenses of $1.1 million and accounts receivable of $1.6 million, partially offset by increases in accounts payable and accrued expenses of $1.9 million, and customer deposits of $0.5 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.

For the twenty-six weeks ended August 2, 2020, capital expenditures were $5.3 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks offset by proceeds from disposal of property and equipment.

For the twenty-six weeks ended August 4, 2019, capital expenditures were $4.1 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

Net Cash (Used In) Provided By Financing Activities

Financing activities consist primarily of the proceeds from stock offerings and taxes paid for the net settlement of equity awards.

For the twenty-six weeks ended August 2, 2020, net cash used in financing activities was $0.5 million, due mostly to taxes paid for net share settlement of $0.5 million.

For the twenty-six weeks ended August 4, 2019, net cash provided by financing activities was $22.2 million, primarily due to $25.6 million of net proceeds from a primary share offering in May 2019.

Revolving Line of Credit

On February 6, 2018, we entered a five-year, secured revolving credit facility with Wells. The credit facility permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of August 2, 2020, the Company’s borrowing availability under the line of credit with Wells was $9.9 million. As of August 2, 2020, there were no borrowings outstanding on this line of credit.

Contractual Obligations

We generally enter into long term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of August 2, 2020, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 Years	More than 5 years

Employment agreements	$3,165,978	$3,165,978	$-	$-	$-
Operating leases	84,918,247	5,416,833	24,151,759	21,817,456	33,532,199

Total	$88,084,225	$8,582,811	$24,151,759	$21,817,456	$33,532,199

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of August 2, 2020, except for operating leases and employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our consolidated financial statements included in the Annual Report on Form 10-K filed on April 29, 2020 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the twenty-six weeks ended August 2, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen and twenty-six weeks ended August 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2020.

The COVID-19 pandemic may have a significant negative impact on our business, sales, results of operations and financial condition.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. All of our showroom locations and shop-in-shops closed in March 2020 due to the regulations implemented by federal, state and local government in response to COVID-19. All of our showrooms have since reopened in some format, many still virtual or by appointment only. All of our shop-in-shops have also reopened pursuant to applicable guidelines. We have followed and will continue to follow the guidance of federal, state and local governments as well as local health organizations to determine the operating status of our showrooms, shop-in-shops and pop-up shops. Health concerns, social distancing measures or changes in consumer spending behaviors due to COVID-19 may continue to impact traffic in our showrooms as they resume operations. We may incur significant additional costs to ensure we meet the needs of our team members and customers, including additional cleanings of our showrooms and other facilities. In response to the showroom and shop-in-shop closures and to help mitigate the impact of the pandemic, we have increased marketing of our website and e-commerce platform.

Additionally, we implemented a reduction in workforce of approximately 447 part-time employees (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. As of August 2, 2020, we had hired 137 part-time showroom associates to assist with showroom sales. Our business is also dependent on the continued health and productivity of our associates, including showroom, region and corporate management teams, throughout this crisis. Individually and collectively, the consequences of the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time, and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required.

The extent to which the COVID-19 outbreak and governmental responses thereto ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The potential effects of COVID-19 also could impact many of our risk factors included in our Form 10-K for the fiscal year ended February 2, 2020; however, the potential impact remains uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.***

101.INS	XBRL Instance Document- The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: September 10, 2020		Chief Executive Officer

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: September 10, 2020		Executive Vice President and Chief Financial Officer