Form 10-Q
period 2020-11-01
Lovesac Co
filed 2020-12-09
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2020

or

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

As of December 8, 2020, there were 14,683,138  shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

NOVEMBER 1, 2020

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of November 1, 2020 (unaudited) and February 2, 2020	1

	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019 (unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2020 and November 3, 2019 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the quarterly periods ended May 3, 2020 and August 2, 2020, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1, 2020	February 2, 2020
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$47,686,348	$48,538,827
Trade accounts receivable	7,231,414	7,188,925
Merchandise inventories	57,758,331	36,399,862
Prepaid expenses and other current assets	10,869,620	8,050,122

Total Current Assets	123,545,713	100,177,736

Property and Equipment, Net	25,906,210	23,844,261

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	1,419,527	1,352,161
Deferred financing costs, net	113,338	146,047

Total Other Assets	1,676,427	1,641,770

Total Assets	$151,128,350	$125,663,767

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$25,223,308	$19,887,611
Accrued expenses	16,900,124	8,567,580
Payroll payable	4,561,285	887,415
Customer deposits	11,668,451	1,653,597
Sales taxes payable	1,134,883	1,404,792
Total Current Liabilities	59,488,051	32,400,995

Deferred rent	6,387,801	3,108,245

Line of credit	-	-

Total Liabilities	65,875,852	35,509,240

Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of November 1, 2020 and February 2, 2020.	-	-
Common Stock $.00001 par value, 40,000,000 shares authorized, 14,683,138 shares issued and outstanding as of November 1, 2020 and 14,472,611 shares issued and outstanding as of February 2, 2020.	147	145
Additional paid-in capital	170,391,395	168,317,210
Accumulated deficit	(85,139,044)	(78,162,828)

Stockholders’ Equity	85,252,498	90,154,527

Total Liabilities and Stockholders’ Equity	$151,128,350	$125,663,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net sales	$74,742,200	$52,097,232	$191,060,017	$141,202,010
Cost of merchandise sold	33,434,372	25,843,532	91,413,080	69,670,642
Gross profit	41,307,828	26,253,700	99,646,937	71,531,368
Operating expenses
Selling, general and administration expenses	25,945,632	24,484,791	75,160,559	70,302,779
Advertising and marketing	10,975,176	7,258,284	26,337,298	18,717,517
Depreciation and amortization	1,853,922	1,377,659	5,033,484	3,649,072
Total operating expenses	38,774,730	33,120,734	106,531,341	92,669,368

Operating income (loss)	2,533,098	(6,867,034)	(6,884,404)	(21,138,000)
Interest (expense) income, net	(43,860)	134,416	(22,233)	538,306
Net income (loss) before taxes	2,489,238	(6,732,618)	(6,906,637)	(20,599,694)
Provision for income taxes	(10,779)	(15,692)	(69,579)	(21,392)
Net income (loss)	$2,478,459	$(6,748,310)	$(6,976,216)	$(20,621,086)

Net income (loss) per common share:
Basic	$0.17	$(0.46)	$(0.48)	$(1.45)
Diluted	$0.16	$(0.46)	$(0.48)	$(1.45)

Weighted average number of common shares outstanding:
Basic	14,561,835	14,538,586	14,520,282	14,179,995
Diluted	15,581,487	14,538,586	14,520,282	14,179,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2020 AND NOVEMBER 3, 2019

(unaudited)

	Common		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - February 3, 2019	13,588,568	$136	141,727,807	$(62,957,809)	$78,770,134

Net loss	-	-	-	(9,101,777)	(9,101,777)
Equity based compensation	-	-	3,222,563	-	3,222,563
Vested restricted stock units	158,329	2	(3,164,134)	-	(3,164,132)
Exercise of warrants	5,138	-	4,000	-	4,000
Balance - May 5, 2019	13,752,035	138	141,790,236	(72,059,586)	69,730,788

Net loss	-	-	-	(4,770,999)	(4,770,999)
Equity based compensation	-	-	170,536	-	170,536
Vested restricted stock units	14,443	-	(179,086)	-	(179,086)
Issuance of common shares, net	750,000	7	25,609,993	-	25,610,000
Exercise of warrants	22,108	-	8,000	-	8,000
Balance - August 4, 2019	14,538,586	145	167,399,679	(76,830,585)	90,569,239

Net loss	-	-	-	(6,748,310)	(6,748,310)
Equity based compensation	-	-	627,879	-	627,879
Tax payments received on vested restricted stock units	-	-	914	-	914
Balance - November 3, 2019	14,538,586	$145	$168,028,472	$(83,578,895)	$84,449,722

Balance - February 2, 2020	14,472,611	$145	$168,317,210	$(78,162,828)	$90,154,527
Net loss	-	-	-	(8,347,751)	(8,347,751)
Equity based compensation	-	-	898,077	-	898,077
Vested restricted stock units	35,776	-	-	-	-
Taxes paid for net share settlement of equity awards	-	-	(149,512)	-	(149,512)
Balance - May 3, 2020	14,508,387	145	169,065,775	(86,510,579)	82,555,341

Net loss	-	-	-	(1,106,924)	(1,106,924)
Equity based compensation	-	-	677,106	-	677,106
Vested restricted stock units	19,192	-	-	-	-
Taxes paid for net share settlement of equity awards	-	-	(305,908)	-	(305,908)
Balance - August 2, 2020	14,527,579	145	169,436,973	(87,617,503)	81,819,615

Net income	-	-	-	2,478,459	2,478,459
Equity based compensation	-	-	1,063,445	-	1,063,445
Vested restricted stock units	18,725	-	-	-	-
Exercise of Warrants	136,834	2	(2)	-	-
Taxes paid for net share settlement of equity awards	-	-	(109,021)	-	(109,021)
Balance - November 1, 2020	14,683,138	$147	$170,391,395	$(85,139,044)	$85,252,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Thirty-nine weeks ended
	November 1, 2020	November 3, 2019
Cash Flows from Operating Activities
Net loss	$(6,976,216)	$(20,621,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,603,971	3,457,737
Amortization of other intangible assets	429,513	191,335
Amortization of deferred financing fees	65,062	54,768
Net loss (gain) on disposal of property and equipment	5,487	(166,865)
Equity based compensation	2,638,628	4,020,978
Deferred rent	3,279,556	903,945
Changes in operating assets and liabilities:
Trade accounts receivable	(42,489)	(4,625,978)
Merchandise inventories	(21,358,469)	(24,052,012)
Prepaid expenses and other current assets	(2,801,852)	(2,781,766)
Accounts payable and accrued expenses	17,072,202	4,812,508
Customer deposits	10,014,855	2,367,227
Net Cash Provided by (Used in) Operating Activities	6,930,248	(36,439,209)

Cash Flows from Investing Activities
Purchase of property and equipment	(6,671,407)	(6,834,382)
Payments for patents and trademarks	(496,879)	(449,278)
Proceeds from disposal of property and equipment	-	300,000
Net Cash Used in Investing Activities	(7,168,286)	(6,983,660)

Cash Flows from Financing Activities
Proceeds from the issuance of common shares, net	-	25,610,000
Taxes paid for net share settlement of equity awards	(564,441)	(3,342,304)
Proceeds from the issuance of warrants, net	-	12,000
Paydowns of line of credit	-	(31,373)
Payment of deferred financing costs	(50,000)	-
Net Cash (Used in) Provided by Financing Activities	(614,441)	22,248,323

Net Change in Cash and Cash Equivalents	(852,479)	(21,174,546)
Cash and Cash Equivalents - Beginning	48,538,827	49,070,952
Cash and Cash Equivalents - Ending	$47,686,348	$27,896,406

Supplemental Cash Flow Disclosures
Cash paid for taxes	$69,579	$6,706
Cash paid for interest	$61,685	$38,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2020 AND NOVEMBER 3, 2019

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

Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019 are not necessarily indicative of results to be expected for the full fiscal year.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting consumer demand. Since then, the COVID-19 situation within the U.S. has rapidly escalated. On March 18, 2020, the Company closed all showroom locations. All showrooms have since fully reopened to the walk-in phase. The Company has and will continue to follow the guidance of federal, state, and local governments, as well as health organizations, to determine the operating status of its showrooms. Additionally, the Company implemented a reduction in workforce of approximately 447 part time employees (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. Cash compensation was reduced by 20% for Shawn Nelson, Chief Executive Officer, Jack Krause, President and Chief Operating Officer, and Donna Dellomo, Executive Vice President and Chief Financial Officer. The base salaries of all other senior management and full-time headquarter team members has been temporarily reduced by graduated amounts.The Company’s Board of Directors has also agreed to a temporary reduction of its retainer and monitoring fees and an extension of the associated payment timeline. The Company continues to monitor the situation closely and it is possible that the Company will implement further measures. As of November 1, 2020, we have re-hired 348 part time showroom associates to assist with showroom sales. As of October 1, 2020, we restored cash compensation for all headquarter associates other then senior management.

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

The following new accounting pronouncements, and related impacts on adoption are being evaluated by the Company:

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2020-05 extended the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt this standard in fiscal 2022. Management has evaluated the impact ASU No. 2016-02 will have on these condensed consolidated financial statements. Based on the initial evaluation, we have determined that adopting this standard will have a material impact on our condensed consolidated balance sheet as we have a significant number of operating leases.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new Right of Use “ROU” assets and lease liabilities on our balance sheet for our showroom and office real estate leases. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional liabilities of approximately $91 million, of which $14 million will be short-term and $77 million will be long-term with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. Management does not expect there to be a material impact on these condensed consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS, NET

A summary of intangible assets follows:

		November 1, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$2,265,157	$(1,083,303)	$1,181,854
Trademarks	3 Years	1,180,316	(942,643)	237,673
Other intangibles	5 Years	839,737	(839,737)	-
Total		$4,285,210	$(2,865,683)	$1,419,527

		February 2, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$1,965,794	$(846,898)	$1,118,896
Trademarks	3 Years	982,800	(749,535)	233,265
Other intangibles	5 Years	839,737	(839,737)	-
Total		$3,788,331	$(2,436,170)	$1,352,161

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $264,963 and $67,665 and $429,513 and $191,335 for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively.

As of November 1, 2020, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

Remainder of Fiscal 2021	$73,676
2022	247,358
2023	199,067
2024	163,860
2025	145,107
2026	143,647
Thereafter	446,812
$1,419,527

NOTE 4 – INCOME TAXES

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating losses for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

NOTE 5 – BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding and common stock equivalents outstanding for the period.

Diluted net income(loss) per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.

For the thirteen weeks ended November 1, 2020, there were 495,366 shares of common stock underlying stock options of potentially dilutive shares which may be issued in the future that were excluded from the diluted net income per share calculation because the effect of including these potentially dilutive shares was antidilutive.

For the thirty-nine weeks ended November 1, 2020, there were 1,973,607 of potentially dilutive shares which may be issued in the future, including 685,743 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 792,498 shares of common stock. For the thirteen and thirty-nine weeks ended November 3, 2019, there were 1,729,331 of potentially dilutive shares which may be issued in the future, including 194,845 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 1,039,120 shares of common stock. These were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

NOTE 6 – COMMITMENTS, CONTINGENCY AND RELATED PARTIES

Operating Lease Commitments

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through September 2031. Monthly payments related to these leases range from $2,040 to $45,600.

Expected future annual minimum rental payments under these leases follow:

Remainder 2021	$2,300,868
2022	13,459,948
2023	12,490,576
2024	12,315,871
2025	11,586,640
2026	10,153,556
Thereafter	27,467,238
$89,774,697

Severance Contingency

The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those employees are terminated without cause. The total amount of exposure to the Company under these agreements was $3,165,978 at November 1, 2020 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.

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

Related Parties

Our equity sponsor Mistral Capital Management, LLC (“Mistral”) performs management services for the Company under a contractual agreement. Certain of our directors are members and principals of Mistral. Management fees incurred were approximately $100,000 and $300,000 for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively and are included in selling, general and administrative expenses. There were $40,000 and $2,000 amounts payable and accrued expenses to Mistral as of November 1, 2020 and February 2, 2020 respectively and are included in accrued expenses in the accompanying condensed consolidated balance sheets. The Company also reimbursed Mistral for out of pocket expenses incurred in the amount of $0 and $16,113 during the thirteen weeks ended November 1, 2020 and November 3, 2019, respectively. The Company reimbursed Mistral for expenses incurred in the amount of $0 and $39,000 for out of pocket expenses for the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively.

Our equity sponsor Satori Capital, LLC (“Satori”) performs management services for the Company under a contractual agreement. One of our directors is a principal of Satori. Management fees incurred were approximately $25,000 and $75,000 for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively, and are included in selling, general and administrative expenses. Amounts payable to Satori as of November 1, 2020 was $30,000 and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. Amounts payable to Satori as of February 2, 2020 were $95,000 consisting of $25,000 in management fees and $70,000 of reimbursable expenses which were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. There were no such reimbursements during the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively.

The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral, as an ecommerce platform in February 2018. One of our directors is also a director of Blueport. There were $442,267 and $435,000 of fees incurred with Blueport sales transacted through the Blueport platform during the thirteen weeks ended November 1, 2020 and November 3, 2019, respectively, and $2,143,392 and $1,202,831 during the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively. There was an additional $663,572 of fees incurred with Blueport during the thirteen weeks ended November 1, 2020 related to Lovesac’s early termination of our contract in order to launch a new enhanced ecommerce platform. The amount payable to Blueport as of November 1, 2020 was $331,786 related to the early termination fee and is included in accrued expenses in the accompanying condensed consolidated balance sheets. The amount payable to Blueport as of February 2, 2020 was $150,508 and is included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 7 – FINANCING ARRANGEMENTS

On February 6, 2018, the Company established a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of November 1, 2020, and February 2, 2020, the Company’s borrowing availability under the line of credit with Wells Fargo was $19.2 million and $13.5 million, respectively. As of November 1, 2020, and February 2, 2020, there were no borrowings outstanding on this line of credit.

Under the line of credit with Wells, the Company may elect that revolving loans bear interest at a rate per annum equal to the base rate plus the applicable margin or the LIBOR rate plus the applicable margin. The applicable margin is based on tier’s relating to the quarterly average excess availability. The tiers range from 2.00% to 2.25%. As of November 1, 2020, the rate was 2.00%. The loan agreement calls for certain covenants including a timing of the financial statement’s threshold and a minimum excess availability threshold.

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

May 2019
Warrants	18,166
Expected volatility	44%
Expected dividend yield	0%
Expected term (in years)	3.00
Risk-free interest rate	2.69%
Exercise price	$16.00
Calculated fair value of warrant	$7.16

The following represents warrant activity during the thirty-nine weeks ended November 1, 2020 and November 3, 2019:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants Outstanding at February 3, 2019	$16.83	1,067,475	2.93
Warrants issued	16.00	18,166	2.40
Expired and canceled	-	-	-
Exercised	16.00	(46,521)	(2.15)
Warrants Outstanding at November 3, 2019	$16.83	1,039,120	2.18

Warrants Outstanding at February 2, 2020	$16.83	1,039,120	1.93
Warrants issued	-	-	-
Expired and canceled	-	-	-
Exercised	16.00	(246,622)	0.71
Outstanding at November 1, 2020	$17.14	792,498	1.37

The majority of the 46,521 warrants exercised in fiscal 2020 and all of the 246,622 warrants exercised in fiscal 2021 were cashless, whereby the holders received fewer shares of common stock in lieu of a cash payment to the Company, which resulted in the issuance of 27,246 and 136,834 common shares in fiscals 2020 and 2021, respectively.

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

The 495,366 stock options were modified to extend the term of the options through June 5, 2024. The modification of the option term resulted in approximately $0.4 million in additional equity compensation expense recorded during the thirteen weeks ended November 1, 2020.

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

A summary of the status of our stock options as of November 1, 2020, and the changes during the thirty-nine weeks ended November 1, 2020 is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at February 2, 2020	495,366	$38.10	2.34	-
Exercised	-
Expired and canceled	-
Vested	-
Outstanding at November 1, 2020	495,366	$38.10	3.59	-
Exercisable at the end of the period	-	-	-	-

A summary of the status of our unvested restricted stock units as of November 1, 2020, and changes during the thirty-nine weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 3, 2019	377,286	$11.16
Granted	130,898	23.63
Forfeited	(19,154)	16.93
Vested	(294,185)	12.59
Unvested at November 3, 2019	194,845	$20.94

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2020	183,053	$21.34
Granted	611,086	17.83
Forfeited	(3,078)	15.27
Vested	(105,318)	15.83
Unvested at November 1, 2020	685,743	$19.19

Equity based compensation expense was approximately $1.1 million and $2.6 million and for the thirteen and thirty-nine weeks ended November 1, 2020 and $0.6 million and $4.0 million and for the thirteen and thirty-nine weeks ended November 3, 2019, respectively. In the thirty-nine weeks ended November 3, 2019, all the unvested restricted stock units for certain senior executives of the Company vested according to the accelerated vesting trigger in their restricted stock unit agreements. The triggering event was the market capitalization of the Company post-IPO, exceeding $300 million for 60 consecutive trading days and the expiration of the lockup period. This accelerated vesting resulted in equity-based compensation in the amount of $2.9 million.

The total unrecognized restricted stock unit compensation cost related to non-vested awards was approximately $5.5 million as of November 1, 2020 and will be recognized in operations over a weighted average period of 2.41 years.

NOTE 9 – EMPLOYEE BENEFIT PLAN

In February 2017, the Company established TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All employees of the Company (except for union employees and nonresident aliens) will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan were $$111,905 and $89,708 for the thirteen weeks ended November 1, 2020 and November 3, 2019 and $346,376 and $280,820 for the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively. Amounts payable to the 401(k) Plan as of November 1, 2020 and February 2, 2020 were $247,112 and $0, respectively, and are included in accrued expenses in the accompanying condensed consolidated balance sheets

NOTE 10 – SEGMENT INFORMATION

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

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Sactionals	$63,303,012	$43,118,496	$160,655,033	$114,290,733
Sacs	10,196,739	7,808,417	27,722,572	23,357,660
Other	1,242,449	1,170,319	2,682,412	3,553,617
	$74,742,200	$52,097,232	$191,060,017	$141,202,010

NOTE 11 – BARTER ARRANGEMENTS

During fiscal 2020, the Company exchanged $1,097,488 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $1,055,185 which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet. During the thirty-nine weeks ended November 1, 2020, the Company used $374,423 in media credits. There was an additional barter arrangement entered into during the thirteen weeks ended November 1 2020. During the thirteen weeks ended November 1, 2020, the Company exchanged $432,630 of inventory plus the cost of freight for certain media credits, related to the recent barter arrangement. These costs are included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet. The Company had $432,630 and $374,423 of unused media credits remaining as of November 1, 2020 and February 2, 2020, respectively.

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

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed consolidated statement of operations and an increase in inventory and customers returns liability on the condensed consolidated balance sheet. As of November 1, 2020 and February 2, 2020, there was a returns allowance recorded on the condensed consolidated balance sheet in the amount of $1,593,840 and $2,177,715, respectively, which was included in accrued expenses and $192,856 and $442,390, respectively, associated with sales returns included in merchandise inventories.

In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s condensed consolidated balance sheet. As of November 1, 2020 and February 2, 2020, the Company recorded under customer deposit liabilities the amount of $11,668,452 and $1,653,597, respectively. During the thirty-nine weeks ended November 1, 2020 and November 3, 2019, the Company recognized approximately $1,653,597 and $1,059,957, respectively, related to our customer deposits.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Showrooms	$41,538,063	$32,473,878	$72,506,769	$90,660,653
Internet	25,709,964	11,415,819	101,848,016	29,331,302
Other	7,494,173	8,207,535	16,705,232	21,210,055
	$74,742,200	$52,097,232	$191,060,017	$141,202,010

See Note 10 for sales disaggregated by product.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to November 1, 2020 through the date the condensed consolidated financial statements were issued.

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

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Sales of this product were $10.2 million and $27.7 million in the thirteen and thirty-nine weeks ended November 1, 2020, as compared to $7.8 million and $23.4 million for the thirteen and thirty-nine weeks ended November 3, 2019.

Our Sactional product line represents a majority of our sales. Sactionals are a couch system that consists of two components, seats and sides, which can be arranged, rearranged and expanded into thousands of configurations easily and without tools. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. We believe that these high quality, premium priced products enhance our brand image and customer loyalty and expect them to continue to garner a significant share of our sales. Our Sactionals represented 84.7% and 84.1% of our sales for the thirteen and thirty-nine weeks ended November 1, 2020, respectively or $63.3 million and $160.7 million as compared to 82.8% and 80.9% of sales for the thirteen and thirty-nine weeks ended November 3, 2019 or $43.1 million and $114.3 million, respectively.

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

We market and sell our products through 107 showrooms at top tier malls, lifestyle centers and street locations in 36 states in the U.S. Our modern, efficient showrooms are designed to appeal to millennials and other purchasers looking for comfortable, enduring, premium furniture. They showcase the different sizes of our Sacs, the myriad forms into which our Sactionals can be configured, and the large variety of fabrics that can be used to cover our products. Our retail showrooms are technology driven and focus on educating prospective customers about the many benefits of our unique products, enabling us to require just 498 to 1,794 square feet for each showroom. All of our showroom locations closed in March 2020 as a result of COVID-19, as further discussed below. All of our showrooms have since reopened to walk-in phase. We have followed and will continue to follow the guidance of federal, state, and local governments as well as local health organizations, to determine the operating status of our showrooms.

Through our direct-to-consumer sales approach, we also generate significant interest and demand and sell our products through our ecommerce platform. We believe our products are uniquely suited to this channel. Each of our Sactionals components weighs less than 50 pounds upon shipping and our foam-based Sacs can be reduced to one-eighth of their normal size. With furniture especially suited to ecommerce applications, our sales completed through this channel accounted for 34.4% and 53.3% of total sales for the thirteen and thirty-nine weeks ended November 1, 2020; up from 21.9% and 20.8% for the thirteen and thirty-nine weeks ended November 3, 2019. Our showrooms and other direct advertising and marketing efforts work in concert to drive brand and product research as well as customer conversion in ecommerce. As a result of COVID-19, we had shifted the focus of our salesforce to our ecommerce platform when our showrooms were closed and experienced accelerated sales growth through this channel. We have adapted our systems, technology and logistics capabilities to manage the increase in online demand. During the thirteen weeks ended November 1, 2020, we launched a new ecommerce platform partnering with Adobe and Magento which contains numerous enhancements including the launch of an interactive 3D visualization product configuration experience that brings the customization found in showrooms to life on our website. We plan to continue to develop our digital capabilities and invest in our technological infrastructure.

We also utilize other sales channels, such as pop-up shops and shop-in-shops and will continue to explore other partnerships and opportunities to promote our products and to facilitate customers interacting with our products. The pop-up shop showrooms display select Sacs and Sactionals and are staffed with associates trained to demonstrate and sell our products. Unlike the pop-up shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. We have operated pop-up shop showrooms with Costco, as well as temporary online pop-ups on Costco.com. In the thirteen and thirty-nine weeks ended November 1, 2020, we hosted 0 and 154 pop-up shop showrooms at Costco locations respectively, down from 192 and 560 Costco shop-in-shops hosted in the thirteen and thirty-nine weeks ended November 3, 2019, respectively. We expect to continue hosting temporary online pop-ups on Costco.com and do not currently expect any contribution from Costco showroom pop-up shops for the balance of the fiscal year. We also have an ongoing relationship with Macy’s to operate shop-in-shop showrooms. Other sales which includes pop-up shop sales and shop-in-shop sales accounted for 10.0% and 8.7% of our total sales for the thirteen and thirty-nine weeks ended November 1, 2020, respectively, down from 15.8% and 15.0% for the thirteen and thirty-nine weeks ended November 3, 2019, respectively.

Net income was $2.5 million and net loss was $7.0 million for the thirteen and thirty-nine weeks ended November 1, 2020, respectively, and net losses were $6.7 million and $20.6 million for the thirteen and thirty-nine weeks ended November 3, 2019, respectively. SG&A as a percent to net sales for the thirteen weeks ended November 1, 2020 decreased 12.3% primarily due to leveraging employment costs, rent, selling related expenses such as credit card fees and pop-up shop fees, and travel expenses, partially offset by an increase in equity compensation. SG&A as a percent to net sales for the thirty-nine weeks ended November 1, 2020 decreased 10.5% primarily due to leveraging employment costs, rent, selling related expenses such as credit card fees and pop-up shop fees, equity based compensation and travel expenses, partially offset by increases in insurance and computer expense related to infrastructure investments.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting the operations of our stores and consumer demand. Since then, the COVID-19 situation within the U.S. has rapidly escalated. On March 18, 2020, we closed all of our showroom locations. All showrooms have since fully reopened to the walk-in phase. We have followed and will continue to follow the guidance of federal, state, and local governments, as well as health organizations, to determine the operating status of our showrooms. Additionally, we implemented a reduction in workforce of approximately 447 part time employees (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. Cash compensation was reduced by 20% for Shawn Nelson, Chief Executive Officer, Jack Krause, President and Chief Operating Officer, and Donna Dellomo, Executive Vice President and Chief Financial Officer. The base salaries of all other senior management and full-time headquarter team members has been temporarily reduced by graduated amounts. Our Board of Directors has also agreed to a temporary reduction of its retainer and monitoring fees and an extension of the associated payment timeline. As of November 1, 2020, we had hired 348 part time showroom associates to assist with showroom sales. As of October 1, 2020, we restored cash compensation for all headquarter associates other than senior management. We continue to monitor the situation closely and it is possible that we will implement further measures.

While the COVID-19 pandemic led to shifts in the way in which we operate, we continued to serve our customers through our online channels. As our products can be easily configured, shopped online and delivered quickly in a touchless way, coupled with consumers’ demand for home related products and solutions, we experienced increased growth during this period. Our net sales increased $22.6 million, or 43.5%, to $74.7 million in the thirteen weeks ended November 1, 2020 compared to $52.1 million in the thirteen weeks ended November 3, 2019 driven by our Internet sales, gradual re-opening of the comparative showrooms as well new showroom openings. Internet sales (sales made directly to customers through our ecommerce channel) increased $14.3 million, or 125.2%, to $25.7 million in the thirteen weeks ended November 1, 2020 compared to $11.4 million for the thirteen weeks ended November 3, 2019.  New customers increased by 34.0% in the thirteen weeks ended November 1, 2020 as compared to 12.1% in the thirteen weeks ended November 3, 2019.  We redeployed 221 full-time field associates, leveraging numerous forms of one-on-one virtual customer interactions such as Facebook live events, Facetime, text messaging and Podium chat systems. We believe that these tactics, which bolster our ongoing direct-to-consumer core competencies, allow us to capitalize on the accelerated growth and demand. Due to the significant growth of our ecommerce platform, we have adapted our systems, technology and supply chain and logistics capabilities to manage the increase in online demand. We plan to continue to develop our digital capabilities and invest in our technological infrastructure.

In an effort to appropriately manage the business in this uncertain environment, we tightly managed our cash outlay. In addition to temporary reduction in compensation of employees and Board of Directors, we also tightly managed inventory purchases, marketing and promotion spend, working capital and capital expenditures. As a result, we had a cash and cash equivalent position of $47.7 million as of November 1, 2020.

SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our summary condensed consolidated financial and other data as of and for the periods indicated. The condensed consolidated statement of operations data and the condensed consolidated statement of cash flow data for the thirteen and thirty-nine weeks ended November 1, 2020 and the summary condensed consolidated balance sheet data as of November 1, 2020, are derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed consolidated financial statements.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands, except per share data)	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Condensed Consolidated Statement of Operations Data:
Net Sales
Showrooms	$41,537	$32,474	$72,507	$90,661
Internet	25,710	11,416	101,848	29,331
Other	7,494	8,208	16,705	21,210
Total net sales	74,741	52,098	191,060	141,202

Cost of merchandise sold	33,434	25,844	91,413	69,671

Gross profit	41,307	26,254	99,647	71,531
Operating Expenses
Selling, general and administrative expenses	25,945	24,485	75,161	70,303
Advertising and marketing	10,974	7,258	26,337	18,718
Depreciation and amortization	1,854	1,377	5,033	3,648

Total operating expenses	38,773	33,120	106,531	92,669

Operating income (loss)	2,534	(6,866)	(6,884)	(21,138)

Interest (expense) income, net	(44)	134	(22)	538

Net income (loss) before taxes	2,490	(6,732)	(6,906)	(20,600)

Provision for income taxes	(11)	(16)	(70)	(21)

Net Income (Loss)	$2,479	$(6,748)	$(6,976)	$(20,621)
Net Income (Loss) Attributable to Common Stockholders	$2,479	$(6,748)	$(6,976)	$(20,621)

Net Income (Loss) per Common Share:
Basic (1)	$0.17	$(0.46)	$(0.48)	$(1.45)
Diluted (1)	$0.16	$(0.46)	$(0.48)	$(1.45)

Weighted-average shares used in computing net income (loss) per common share
Basic	14,561,835	14,538,586	14,520,282	14,179,995
Diluted	15,581,487	14,538,586	14,520,282	14,179,995

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
(dollars in thousands)
EBITDA (2)(3)	$4,388	$(5,488)	$(1,851)	$(17,489)
Adjusted EBITDA (2)(3)	$5,954	$(3,729)	$2,437	$(11,695)

	As of
(dollars in thousands)	November 1, 2020	November 3, 2019
Balance Sheet Data:
Cash and cash equivalents	$47,686	$27,896
Working capital	64,058	63,601
Total assets	151,128	118,746
Total liabilities	65,876	34,296
Total stockholders’ equity	85,252	84,450

	Thirty-nine weeks ended
(dollars in thousands)	November 1, 2020	November 3, 2019
Condensed Consolidated Statement of Cash flow Data:
Net cash provided by (used in) operating activities	$6,930	$(36,438)
Net cash used in investing activities	(7,168)	(6,984)
Net cash (used in) provided by financing activities	(614)	22,247
Net change in cash and cash equivalents	(852)	(21,175)
Cash and cash equivalents at the end of the period	47,686	27,896

(1)	For the calculation of basic and diluted net income (loss) per share, see Note 5 and Note 8 to our condensed consolidated financial statements.

(2)	EBITDA and Adjusted EBITDA are “Non-GAAP Measures” that are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance.

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

(3)	We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include management fees, equity-based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance.

Reconciliation of Non-GAAP Financial Measures

The following provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Thirty-nine weeks ended
(dollars in thousands)	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net income (loss)	$2,479	$(6,748)	$(6,976)	$(20,621)
Interest expense (income), net	44	(134)	22	(538)
Provision for income taxes	11	16	70	21
Depreciation and amortization	1,854	1,378	5,033	3,649
EBITDA	4,388	(5,488)	(1,851)	(17,489)
Management fees (a)	125	141	375	438
Deferred Rent (b)	378	816	1,234	904
Equity-based compensation (c)	1,063	628	2,638	4,021
Net loss (gain) on disposal of property and equipment (d)	-	-	5	(167)
Other non-recurring expenses (e)(f)	-	174	36	598
Adjusted EBITDA	$5,954	$(3,729)	$2,437	$(11,695)

(a)	Represents management fees and expenses charged by our equity sponsors.

(b)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term.

(c)	Represents expenses associated with stock options and restricted stock units granted to our officers, employees and board of directors.

(d)	Represents the net loss (gain) on disposal of fixed assets.

(e)	There were no other non-recurring expenses in the thirteen weeks ended November 1, 2020. Other non-recurring expenses in the thirteen weeks ended November 3, 2019 are made up of (1) $76 in financing fees associated with our primary and secondary offering and (2) $98 in executive recruitment fees.

(f)	Other non-recurring expenses in the thirty-nine weeks ended November 1, 2020 are related to $36 in professional and legal fees related to financing initiatives. Other non-recurring expenses in the thirty-nine weeks ended November 3, 2019 are made up of (1) $247 in recruitment fees to build executive management team and Board of Directors; (2) $268 in fees associated with our primary and secondary shares offerings and (3) $83 in financing fees associated with our secondary offering.

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

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Statement of Operations Data:
Net sales	100%	100%	100%	100%
Cost of merchandise sold	45%	50%	48%	49%
Gross profit	55%	50%	52%	51%
Selling, general and administrative expenses	35%	47%	39%	50%
Advertising and marketing	15%	14%	14%	13%
Depreciation and amortization	2%	2%	3%	3%
Operating income (loss)	3%	-13%	-4%	-15%
Interest (expense) income, net	0%	0%	0%	0%
Income (loss) before taxes	3%	-13%	-4%	-15%
Provision for income taxes	0%	0%	0%	0%
Net income (loss)	3%	-13%	-4%	-15%

Thirteen weeks ended November 1, 2020 Compared to the Thirteen weeks ended November 3, 2019

Net sales

Net sales increased $22.6 million, or 43.5%, to $74.7 million in the thirteen weeks ended November 1, 2020 compared to $52.1 million in the thirteen weeks ended November 3, 2019. The increase in overall net sales was driven by our Showroom and Internet sales. New customers increased by 34.0% in the thirteen weeks ended November 1, 2020 as compared to 12.1% in the thirteen weeks ended November 3, 2019. We had 107 and 84 showrooms as of November 1, 2020 and November 3, 2019, respectively. We opened 10 additional showrooms and did not close or remodel any showrooms in the thirteen weeks ended November 1, 2020. Showrooms sales increased $9.1 million, or 27.9%, to $41.5 million in the thirteen weeks ended November 1, 2020 as compared to $32.5 million in the thirteen weeks ended November 3, 2019. This increase was due in large part to our comparable showroom point of sales transaction increase of $7.4 million, or 25.5%, to $36.6 million in the thirteen weeks ended November 1, 2020 compared to $29.1 million in thirteen weeks ended November 3, 2019 as well as the addition of 23 new showrooms as compared to same in the prior year. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $16, or 3.5%, to $482 in the thirteen weeks ended November 1, 2020 as a result of our comparable showroom point of sales transaction increase and point of sales transaction in the 23 new showrooms, compared to $466 in the thirteen weeks ended November 3, 2019. Total number of units sold at point of sales transaction increased by approximately 3.3% driven by comparable and new showroom sales volumes. Internet sales (sales made directly to customers through our ecommerce channel) increased $14.3 million, or 125.2%, to $25.7 million in the thirteen weeks ended November 1, 2020 compared to $11.4 million for the thirteen weeks ended November 3, 2019. We believe that the increase in Internet sales was due primarily to our partial showroom closures related to the impact of COVID-19 and our increased advertising and marketing initiatives. Other sales, which include pop-up shop sales and shop-in-shop sales, decreased $0.7 million, or 8.7%, to $7.5 million in the thirteen weeks ended November 1, 2020 as compared to $8.2 million in the thirteen weeks ended November 3, 2019. This decrease was due to no Costco in store pop-up shops as a result of vendor negotiations partially offset by shop-in-shops and the addition of temporary online pop-ups on Costco.com.

Gross profit

Gross profit increased $15.1 million, or 57.3%, to $41.3 million in the thirteen weeks ended November 1, 2020 from $26.3 million in the thirteen weeks ended November 3, 2019. Gross margin increased to 55.3% of net sales in the thirteen weeks ended November 1, 2020 from 50.4% of net sales in the thirteen weeks ended November 3, 2019. The 487 basis point increase in gross margin versus the prior year period reflects 535 basis points improvement in gross profit as a result of a reduction in promotional discounts, positive mix impact and lower product costs related to vendor negotiated tariff mitigation initiatives, partially offset by an increase of approximately 48 basis points in distribution and tariff related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.5 million, or 6.0%, to $25.9 million in thirteen weeks ended November 1, 2020 as compared to $24.5 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $1.4 million, an increase in equity compensation expense of $0.4 million related to the modification of stock options and $0.3 million of increased rent associated with our 107 showrooms. Those expenses were partially offset by a decrease of expenses related to sales of $0.5 million consisting of a reduction of $0.9 million of pop-up shop sales agent fees related to the decrease in in-store pop-up sales offset by an increase of approximately $0.4 million in credit card fees related to the increase in internet and showroom sales. Overhead expenses decreased approximately $0.2 million principally related to Covid-19 related travel restrictions.

Selling, general and administrative expenses were 34.7% of net sales in the thirteen weeks ended November 1, 2020 compared to 47.0% of net sales in the thirteen weeks ended November 3, 2019. The decrease in selling, general and administrative expenses of 12.3% of net sales was primarily due to leveraging employment costs partially related to temporary pay cuts and reduction of part time sales associates in our showrooms, rent, selling related expenses such as credit card fees and pop-up shop fees, and reduced travel, partially offset by an increase in equity compensation as noted above.

Advertising and Marketing

Advertising and marketing expenses increased $3.7 million, or 51.2%, to $11.0 million in the thirteen weeks ended November 1, 2020 compared to $7.3 million in the thirteen weeks ended November 3, 2019. The majority of the increase in advertising and marketing dollars relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. The investments by quarter may vary greatly. Advertising and marketing expenses were 14.7% of net sales in the thirteen weeks ended November 1, 2020 compared to 13.9% of net sales in the thirteen weeks ended November 3, 2019. The majority of the increase in advertising and marketing as a percent of net sales is principally due to increased rates in media coupled with increased media spending during key minor market share events.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.5 million or 34.6% in the thirteen weeks ended November 1, 2020 to $1.9 million compared to $1.4 million in the thirteen weeks ended November 3, 2019. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest (expense) income, net

Interest expense, net of $0.04 million consisting of $0.01 million of interest income, offset by $0.05 million of interest expense related to unused line fees on the Company’s line of credit for the thirteen weeks ended November 1, 2020. The decrease in interest income from prior year was the result of a decrease in interest rates during the thirteen weeks ended November 1, 2020 as compared to prior year.

Provision for income taxes

Income tax provision was less than 0.01% and 0.03% of sales for the thirteen weeks ended November 1, 2020 and November 3, 2019, respectively.

Thirty-nine weeks ended November 1, 2020 Compared to the Thirty-nine weeks ended November 3, 2019

Net sales

Net sales increased $49.9 million, or 35.3%, to $191.1 million in the thirty-nine weeks ended November 1, 2020 compared to $141.2 million in the thirty-nine weeks ended November 3, 2019. The increase in overall net sales was driven by an increase in our Internet sales. New customers increased by 45.7% in the thirty-nine weeks ended November 1, 2020 as compared to 15.6% in the thirty-nine weeks ended November 3, 2019. We had 107 and 84 showrooms as of November 1, 2020 and November 3, 2019, respectively. We opened 18 additional showrooms, permanently closed 2 showrooms, and temporarily closed 91 showrooms in the thirty-nine weeks ended November 1, 2020 related to COVID-19. Showrooms net sales decreased $18.2 million, or 20.0%, to $72.5 million in the thirty-nine weeks ended November 1, 2020 as compared to $90.7 million in thirty-nine weeks ended November 3, 2019 as a result of showroom closures in the first half of fiscal 2021 due to COVID-19. Our comparable showroom point of sales transaction decrease of $10.8 million, or 14.2%, to $65.0 million in the thirty-nine weeks ended November 1, 2020 as a result of showroom closures due to COVID-19, compared to $75.8 million in thirty-nine weeks ended November 3, 2019. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot decreased $421, or 31.8%, to $902 in the thirty-nine weeks ended November 1, 2020 as a result of showroom closures due to COVID-19, compared to $1,323 in the thirty-nine weeks ended November 3, 2019. Total number of units sold at point of transaction decreased by approximately 31.1% driven by COVID-19 showroom closures. Internet sales (sales made directly to customers through our ecommerce channel) increased $72.5 million, or 247.2%, to $101.8 million in the thirty-nine weeks ended November 1, 2020 compared to $29.3 million for the thirty-nine weeks ended November 3, 2019. We believe that the increase in Internet sales was due primarily to our temporary showroom closures related to the impact of COVID-19 and our increased advertising and marketing initiatives. Other sales, which include pop-up shop sales and shop-in-shop sales, decreased $4.5 million, or 21.2%, to $16.7 million in the thirty-nine weeks ended November 1, 2020 as compared to $21.2 million in the thirty-nine weeks ended November 3, 2019. This decrease was due in large part to Costco in store pop-up shops and shop-in-shops which were closed temporarily as a result of COVID-19, partially offset by the addition of temporary online pop-ups on Costco.com.

Gross profit

Gross profit increased $28.1 million, or 39.3%, to $99.6 million in the thirty-nine weeks ended November 1, 2020 from $71.5 million in the thirty-nine weeks ended November 3, 2019. Gross margin increased to 52.2% of net sales in the thirty-nine weeks ended November 1, 2020 from 50.7% of net sales in the thirty-nine weeks ended November 3, 2019. The 150 basis point increase in gross margin versus the prior year period reflects 321 basis points improvement in gross profit as a result of a reduction in promotional discounts, lower product costs related to vendor negotiated tariff mitigation initiatives and a continued shift of product sourcing from outside of China, partially offset by an increase of approximately 171 basis points in distribution and tariff related expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.9 million, or 6.9%, to $75.2 million in thirty-nine weeks ended November 1, 2020 as compared to $70.3 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $2.4 million, $1.1 million in rent associated with our 107 showrooms, $4.3 million of infrastructure investments principally related to technology, $1.4 million in equity-based compensation expense and $0.2 million of overhead related expenses related to COVID-19 related travel restrictions offset by a decrease of $1.3 million of sales related expenses. The sales related expense decrease was related to an increase of $1.1 million of credit card fees, offset by a reduction of $2.4 million of in-store pop-up shop sales agent fees.

Selling, general and administrative expenses were 39.3% of net sales in the thirty-nine weeks ended November 1, 2020 compared to 49.8% of net sales in the thirty-nine weeks ended November 3, 2019. The decrease in selling, general and administrative expenses of 10.5% of net sales was primarily due to leveraging employment costs, rent, selling related expenses such as credit card fees and pop-up shop fees, equity based compensation and travel expenses, partially offset by increases in insurance and computer expense related to infrastructure.

Advertising and Marketing

Advertising and marketing expenses increased $7.6 million, or 40.7%, to $26.3 million in the thirty-nine weeks ended November 1, 2020 compared to $18.7 million in the thirty-nine weeks ended November 3, 2019. The majority of the increase in advertising and marketing dollars relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. The investments by quarter may vary greatly. Advertising and marketing expenses were 13.8% of net sales in the thirty-nine weeks ended November 1, 2020 compared to 13.3% of net sales in the thirty-nine weeks ended November 3, 2019. The increase in advertising and marketing as a percent of net sales is due to increased rates in media coupled with increased media spending during key minor market share events.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $1.4 million or 37.90% in the thirty-nine weeks ended November 1, 2020 to $5.0 million compared to $3.6 million in the thirty-nine weeks ended November 3, 2019. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest (expense) income, net

Interest expense, net of $0.02 million consisting of $0.11 million of interest income, partially offset by $0.13 million of interest expense related to unused line fees on the Company’s line of credit for the thirty-nine weeks ended November 1, 2020. The decrease in interest income from prior year was the result of a decrease in interest rates during the thirty-nine weeks ended November 1, 2020.

Provision for income taxes

Income tax provision was less than 0.04% and 0.02% of sales for the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirty-nine weeks ended
	November 1, 2020	November 3, 2019
Condensed Consolidated Statement of Cash flow Data:
Net cash provided by (used in) operating activities	$6,930	$(36,438)
Net cash used in investing activities	(7,168)	(6,984)
Net cash (used in) provided by financing activities	(614)	22,247
Net change in cash and cash equivalents	(852)	(21,175)
Cash and cash equivalents at the end of the period	47,686	27,896

Net Cash Provided By (Used In) Operating Activities

Cash from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, loss on disposal of property and equipment, equity based compensation, deferred rent, and non-cash interest expense and the effect of changes in working capital and other activities.

In the thirty-nine weeks ended November 1, 2020, net cash provided by operating activities was $6.9 million and consisted of changes in operating assets and liabilities of $2.9 million, a net loss of $7.0 million, and adjustments to reconcile net loss to cash used in operating activities of $11.0 million. Working capital and other activities consisted primarily of increase in inventory of $21.4 million and prepaid expenses of $2.8 million, partially offset by an increase in accounts payable and accrued expenses of $17.1 million, and customer deposits of $10.0 million.

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

For the thirty-nine weeks ended November 1, 2020, capital expenditures were $7.2 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

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

For the thirty-nine weeks ended November 1, 2020, net cash used in financing activities was $0.6 million, due mostly to taxes paid for net share settlements of $0.6 million.

For the thirty-nine weeks ended November 3, 2019, net cash provided by financing activities was $22.2 million, primarily due to $25.6 million of net proceeds from a primary share offering in May 2019 offset by $3.3 million of taxes paid for net share settlements.

Revolving Line of Credit

On February 6, 2018, we entered a five-year, secured revolving credit facility with Wells. The credit facility permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of November 1, 2020, the Company’s borrowing availability under the line of credit with Wells was $19.2 million. As of November 1, 2020, there were no borrowings outstanding on this line of credit.

Contractual Obligations

We generally enter into long term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of November 1, 2020, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 Years	More than 5 years
Employment agreements	$3,165,978	$3,165,978	$-	$-	$-
Operating leases	89,774,697	2,300,868	25,950,524	23,902,511	37,620,794

Total	$92,940,675	$5,466,846	$25,950,524	$23,902,511	$37,620,794

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of November 1, 2020, except for operating leases and employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our consolidated financial statements included in the Annual Report on Form 10-K filed on April 29, 2020 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirty-nine weeks ended November 1, 2020.

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

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new Right of Use “ROU” assets and lease liabilities on our balance sheet for our showroom and office real estate leases. We do not expect a significant change in our leasing activities between now and adoption. On adoption, we currently expect to recognize additional liabilities of approximately $91 million, of which $14 million will be short-term and $77 million will be long-term with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. Management does not expect there to be a material impact on these condensed consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen and thirty-nine weeks ended November 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2020 and Quarterly Reports on Form 10-Q for the quarterly periods ended May 3, 2020 and August 2, 2020

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In fiscal 2021, 246,622 warrants with an exercise price of $16 per share were exercised on a cashless basis, resulting in the issuance of 136,834 common shares. We received no proceeds from the exercise of the warrants. In issuing these shares, we relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: December 9, 2020		Chief Executive Officer

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: December 9, 2020		Executive Vice President and Chief Financial Officer