Form 10-K
period 2021-01-31
Lovesac Co
filed 2021-04-14
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of August 2, 2020 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $347,969,675.

As of April 12, 2021, there were 15,018,030 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement relating to its 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.  Such 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other legal authority. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. The cautionary statements set forth in this Annual Report on Form 10-K, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	our ability to sustain recent growth rates;

●	our ability to sustain the recent increase in our Internet sales;

●	our ability to manage the growth of our operations over time;

●	our ability to maintain, grow and enforce our brand and trademark rights;

●	our ability to improve our products and develop new products;

●	our ability to obtain, grow and enforce intellectual property related to our business and avoid infringement or other violation of the intellectual property rights of others;

●	our ability to successfully open and operate new showrooms;

●	the impact of any systems interruptions that impair customer access to our sites or other performance failures in our technology infrastructure;

●	any decline in consumer spending including due to negative impact from economic conditions;

●	our ability to compete and succeed in a highly competitive and evolving industry; and

●	the effect and consequences of the novel coronavirus (“COVID-19”) public health crisis on our business operations and continuity.

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

ii

PART I.

Item 1. Business.

When used in this report, the terms “we,” “us,” “our,” “Lovesac” and the “Company” mean The Lovesac Company.

Company Overview

We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary Designed for Life philosophy which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products primarily online directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms as well as through shop-in-shops and pop-up-shops with third party retailers. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Our Sacs represented 14.0% and 17.0% of our sales for fiscal years 2021 and 2020, respectively.

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

Our Sactionals represented 84.5% and 80.7% of our sales for fiscal years 2021 and 2020, respectively. Sacs and Sactionals come in a wide variety of colors and fabrics that allow consumers to customize their purchases in numerous configurations and styles. We provide lifetime warranties on our Sactionals frames and the foam used in both product lines, and 3-year warranties on our covers. Our Designed for Life trademark reflects our dynamic product line that is built to last and evolve throughout a customer’s life. Customers can continually update their Sacs and Sactionals with new covers, additions and configurations to accommodate changes in their family and housing situations.

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

Product Overview

Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.

●	Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer.

●	Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings.

●	Accessories. Our accessories complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, Footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes and our unique Sactionals Power Hub, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences.

Sales Channels

We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through four distinct, brand-enhancing channels.

●	Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales completed through this channel accounted for 47.1% and 23.9% of total net sales for fiscal years 2021 and 2020, respectively.

●	Showrooms. We market and sell our products through 108 showrooms at top tier malls, lifestyle centers and street locations in 36 states in the U.S. We carefully select the best small-footprint retail locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and will be the standard for future showrooms. Our new showroom concept, introduced in 2016, utilizes technology in more experiential ways to increase traffic and sales.

●	Other touchpoints. We augment our showrooms with other touchpoint strategies including in store pop-up- shops and shop-in-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. During fiscal year 2021, we operated shop-in-shops at Macy’s and have currently expanded the use of shop-in-shops into Best Buy and online at Best Buy.com. Our Macy’s shop-in-shop test ended January 31, 2021 and we are no longer operating shop-in-shops at Macy’s. We hosted 153 and 756 pop-up-shops at Costco locations during fiscal years 2021 and 2020, respectively, and 5 temporary online pop-ups during fiscal year 2021. We expect to continue hosting temporary online pop-ups on Costco.com and do not currently expect any further contribution from Costco in store pop-up-shops. Other sales which includes pop-up-shop sales and shop-in-shop sales accounted for 7.3% and 12.7% of our total sales for the fiscal years ended 2021 and 2020, respectively.

Customers

Our Designed for Life products provide flexibility, upgradeability and sustainability, elements that attract a wide customer base and can change as their life changes. Our customers have different tastes, styles, purchasing goals and budgets when shopping for couches, and our Sactionals platform’s modularity addresses this array of needs.

●

Target Demographics. Based on our internal data, our typical customer is 25 to 45 years in age with an annual household income of over $100,000. We consider this to be an attractive demographic because of its higher than average rates of household formation and furniture purchasing. In 2020, we experienced recent accelerated growth in new customer transactions from our target customers and beyond, demonstrating the expansive relatability and demand of our products.

●

Robust customer lifetime value. The fiscal 2021 cohort had an average first year value of $2,044 per new customer, and this is the highest first year value of all cohorts we have tracked since fiscal 2015 and 51.9% higher than the 3 year benchmark fiscal 2015 cohort whose Customer Lifetime Value (CLV) is currently $1,346 which increased from $1,314 in fiscal 2020. We believe this is an outcome of our decision to focus on driving penetration of Sactionals. We calculated our fiscal 2021 cohort CLV by dividing the aggregate gross profits through fiscal 2021 attributed to the fiscal 2021 cohort (approximately $215 million) by the total number of new customers from fiscal 2021 (105,336).

In addition, our Customer Acquisition Cost (CAC) was $434.61 for fiscal 2021. This is an increase from our fiscal 2020 CAC which was $391.71. This increase is attributable to our increase in marketing spend targeted at Sactional customers. We expect our CAC to continue to increase as we continue to target Sactional customers. We expect this increase in CAC to correspond with a continued increase in CLV. Our CLV/CAC ratio for fiscal 2021 was 4.70 compared to 4.68 for fiscal 2020.

Growth Strategies

To position Lovesac for future growth, in the last several years we have made significant investments in overhead, optimized and integrated our business technologies and processes, and further developed our marketing strategies. In addition, we have refocused our strategy regarding our showrooms, moving to higher end malls and lifestyle centers, to support ecommerce sales, our primary growth channel. We have also moved to fixed versus variable rent structures in many of our lease arrangements and have introduced a new interactive technology driven showroom experience that has resulted in higher traffic levels and conversion.

We are also focused on the following key strategies to drive sales growth:

Continue to Build on Our Brand

Based on our own internal study concluded in April 2017, we estimated that our brand awareness is less than 1% among all consumers nationally. Before 2017, we invested minimally in advertising. Since then, we have aggressively invested in brand building and direct marketing efforts through a robust and diverse marketing mix. Our focus on building the Lovesac and Sactional brands has led to an increase in our new Sactional customer base, which grew by 48.3% in fiscal 2021. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We continue to invest into this digital channel to improve user experience, enhancing their research, understanding and confidence in their purchase decision.

Our commitment to sustainability is central to our stated purpose and strategy. Our Designed For Life philosophy calls for products that are built to last a lifetime and designed to evolve with our customers’ lives. Sactionals represent our Designed For Life philosophy in action and customers generally invest in them with a long-term focus. We believe this is a competitive advantage and has helped us establish a unique brand and a successful culture.

New Strategy on Innovation

Innovation and test-and-learn are engrained within our Company, from product to operations to marketing and distribution. From inception, we have focused on developing unique, innovative and proprietary product platforms. We deploy a dual strategy of continuously researching and product invention and designing. We are continuously expanding and introducing new extensions to these platforms to broaden the appeal, grow the addressable market of our product offerings and ultimately continue to grow and evolve with our customers’ needs. We continually evaluate new products to complement our Sactionals and Sac lines and are currently developing accessories for the tech-savvy consumer.

As we continue to grow our business and add additional showrooms in strategic locations across the United States, we seek the ability to service more customers locally with area-designated representatives who will shift their efforts between our showrooms and customers’ homes. Our concierge operators in the field will be able to assist customers via online chat services from home thereby creating more touchpoints customers in new and existing locations, contributing to our efficient approach to growing our footprint and services to suit the evolving needs of our customers.

Increase Sales and Operating Margins

We seek to increase sales and operating margins through our premium market position and pricing strategy and omni-channel platform, which we believe will require relatively small near term increases in fixed overhead.

●	Premium Market Position and Pricing. Our products are positioned in the premium couch segment of the furniture market. We market as premium products because of our proprietary foam fillings, higher quality materials and unique modularity requiring a distinct level of manufacturing capability. At our price point, we offer a unique value proposition that combines both beautiful aesthetics and utility to our customers that we believe our competitors cannot offer. Additionally, our high-end branding strategy, further enhanced by our unsolicited celebrity endorsements and large social media following, commands premium pricing, as we feel lowering prices may negatively affect the perception of our products. The difference is explained by our platform approach, where once a customer buys their first couch, the cost of expanding and adding to it over time is much less expensive than the traditional method of purchasing another new couch to replace the old one.

●	Omni-channel Platform. By leveraging our omni-channel platform, we cost-effectively drive traffic to our ecommerce channel, resulting in increased web-based sales and improved operating margins. We continually seek to improve our ecommerce capabilities to drive sales and take advantage of the lower cost of this channel. Our showrooms and other direct marketing efforts work in concert to drive customer conversion in ecommerce. In addition, our shop-in-shops provide a low cost alternative to drive brand awareness and both in-store and ecommerce sales.

Supply Chain and Sourcing

We manage a global supply chain of highly vetted and qualified, third-party manufacturing partners to produce our products. Our partners operate facilities located in the UnitedStates, China, Vietnam, Malaysia, Taiwan, Indonesia, and India. We do not own or operate any manufacturing facilities as we believe our partners’ facilities are sufficient to meet our current demand and will be able to meet any additional demand in the future. Additionally, we work closely with our manufacturing partners regarding product quality and manufacturing process efficiency. To mitigate the concentration risk in our supply chain, we have and continue to pursue a higher diversification of manufacturing partners, with both sourcing, tariff, and geographical advantages.

Logistics and Distribution

We are able to efficiently distribute and ship our products to our customers. Due to the unique modularity of our Sactionals products and the shrinkability of our Sacs, we are able to distribute our products through nationwide express couriers and efficiently utilize warehouse space and international shipping routes. We believe our Sactionals are the only product in its category that enjoys this logistical advantage.

Seasonality

We experience seasonal fluctuations in our sales. A larger percentage of our sales occur in the fourth quarter of our fiscal year, which coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), the holiday season and our related promotional and marketing campaigns. Our fiscal 2021 quarters in sequential order equaled 17.0%, 19.3%, 23.3% and 40.4% of total sales respectively.

Intellectual Property

We own 27 U.S. federal trademark registrations, 134 foreign trademark registrations, and a number of U.S. and foreign trademark applications and common law trademark rights. Our registered U.S. trademarks include registrations for the Lovesac®, Lovesoft ®, Sactionals ®, Durafoam ®, SAC ® and Designed For Life® trademarks. Our trademarks, if not renewed, are scheduled to expire between 2021 and 2029.

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

We have 19 issued U.S. utility patents and 26 issued foreign utility patents, that are scheduled to expire between 2022 and 2037. We have 12 pending U.S. utility patent applications, 36 pending foreign utility patent applications and 2 pending international patent applications. Our Sactional technology patents include our proprietary geometric modular system and segmented bi-coupling technology. We also have multiple patents pending and expect to file patent applications for future innovations. We believe that our patent portfolio, combined with our innovative design approach may deter others from attempting to imitate or replicate our products.

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

COVID-19 Update

While the COVID-19 pandemic led to shifts in the way in which we operate, including temporarily closing all of our showroom locations and a reduction in workforce, we continued to serve our customers through our online channels. As our products can be easily configured, shopped online and delivered quickly in a touchless way, coupled with consumers’ demand for home related products and solutions, we experienced increased growth during this period. Our net sales increased $87.4 million, or 37.4%, to $320.7 million for the fiscal year ended 2021, compared to $233.4 million for the fiscal year ended 2020 which was driven by internet sales (sales made directly to customers through our ecommerce channel) which increased $95.3 million, or 170.8%, to $151.1 million for the fiscal year ended 2021 compared to $55.8 million for the fiscal year ended 2020 which more than offset the decrease in our showroom net sales of $1.9 million, or 1.3% in the same time periods. New customers increased by 32.9% as of the fiscal year ended 2021 as compared to 22.5% as of the fiscal year ended 2020.  We redeployed 218 full-time field associates, leveraging numerous forms of one-on-one virtual customer interactions such as Facebook live events, Facetime, text messaging and Podium chat systems. We believe that these tactics, which bolster our ongoing direct-to-consumer core competencies, allow us to capitalize on the accelerated growth and demand. Due to the significant growth of our ecommerce platform, we have adapted our systems, technology and supply chain and logistics capabilities to manage the increase in online demand. We plan to continue to develop our digital capabilities and invest in our technological infrastructure.

In an effort to appropriately manage the business in this uncertain environment, we tightly managed our cash outlays. In addition to temporary reduction in compensation of associates and Board of Directors, we also tightly managed inventory purchases, marketing and promotion spend, working capital and capital expenditures. As a result, we had a cash and cash equivalent position of $78.3 million as of the fiscal year ended January 31, 2021.

Human Capital

The long-term success of our business depends on attracting, developing and retaining top talent to drive our growth strategy and support our guiding principles. These principles are the foundation of our business and grounded in true sustainability, a singular focus on high quality execution of fewer core products, consideration of all stakeholder perspectives in our decision-making, and championing meaningful relationships through the development of products that bring people together.

Our corporate culture celebrates our associates at online rallies and annual events designed to engage our associates and reward them for exemplary work and embodiment of our values. We support our associates’ professional development through annual training programs on topics relevant to our business, functional areas, or policies and procedures. Our associates participate in quarterly coaching sessions with their managers four times per year where they are evaluated on their performance relative to certain key performance indicators and alignment with our values and given actionable feedback.  We engage our associates on many levels to share learnings, educate, and foster community and connection.

Our talent acquisition strategy is to attract top talent and become a sought-after U.S. employer focused on our Designed For Life philosophy and a culture of diversity, equality and inclusivity.  We have initiated this strategy by expanding the areas from which source talent and offering flexible remote working opportunities for eligible associates.  We will continue to build on this strategy, working in parallel with our evolving future work strategy.  We also offer a robust and immersive onboarding plan to create a strong foundation for our new associates and timely, effective integration.

Due to the COVID-19 pandemic, in fiscal 2021 a majority of our workforce began, and in most cases continue, to work remotely. To support our headquarters-based associates, we took measures to ensure our associates had the technology to support remote work and are redefining our future working environment to offer flexible working solutions. For associates supporting our showrooms, we implemented specific protocols to ensure the safety of our associates and our customers.

As of January 31, 2021, we had 369 full-time associates and 409 part-time associates, and we contracted with 7 independent contractors. Our workforce was 58% female, and women hold 60% of the available leadership roles within the Company.

All associates and contractors are subject to contractual agreements that specify, among other things, requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

Diversity, Equality and Inclusion

In fiscal 2021, we prioritized developing a strategic diversity, equality and inclusion plan to ensure a diverse workforce composition, operating in an inclusive and transparent workplace culture, to leverage all of our talents. We engaged with partners to guide our diversity, equality and inclusion strategy, and elicited feedback from our associates on factors affecting diverse individuals and communities. We also established a steering committee of senior leaders and a Diversity and Inclusion Council of associates to drive our program’s objectives. We have expanded our diversity recruiting practices, deployed training programs to increase awareness of diversity, equality and inclusion issues, and are developing tools to drive accountability toward achieving the Company’s goals.

Product Development

Lovesac designs and sells non-seasonally driven, Designed For Life products, that are focused on driving incremental value for our customer.  The process leverages numerous inputs to shape our product roadmap, sequencing of product launches, and prioritization of product projects.  A few examples of these sources of information are consumer insights generated by research commissioned by Lovesac, patterning our category and key competitors, and product opportunities developed to address customer satisfaction.  All products that we bring to market must adhere to our Designed For Life design philosophy which calls for products that are built to last a lifetime and designed to evolve as life changes. This ensures that our products not only leverage responsible inputs when possible, but also create a sustainable product that is built to last and designed to evolve.

Government Regulation

We are subject to numerous U.S. and international trade laws and regulations, and U.S. federal, state and foreign laws and regulations covering a variety of subject matters, many of which are evolving. These laws and regulations involve matters including privacy, data use, data protection and personal information, intellectual property, product liability, ecommerce, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business and/or otherwise have an adverse impact on our business, reputation, financial condition, and operating results.

For additional information about government regulation applicable to our business, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are available, free of charge, on our investor relations website (https://investor.lovesac.com) as soon as reasonably practicable after we file such materials electronically with or furnish it to the SEC.  Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report is for reference only. The SEC also maintains a website that contains our SEC filings at www.sec.gov.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, results of operations, financial condition and cash flows, and in such case, our future prospects would likely be materially and adversely affected. If any of such events or developments were to happen, the trading price of our common stock could decline.

Summary

Our business is subject to numerous risks and uncertainties, as described below, that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. The principal factors and uncertainties that make investing in our common stock risky include, among others:

●	the ongoing impact of COVID-19 on our business, sales, results of operations and financial condition;

●	our ability to achieve or sustain profitability, and raise capital;

●	our ability to accurately forecast our operating results and growth rate or manage our growth effectively;

●	our ability to maintain our brand image, engage new and existing customers and gain market share;

●	our ability to compete successfully;

●	our ability to effectively market and launch our products and increase customer traffic;

●	our ability to attract, develop, motivate and maintain well-qualified associates;

●	systems interruptions that impair customer access to our sites or other performance failures in our technology infrastructure, including significant disruptions of or breach in security of information technology systems and violation of data privacy laws;

●	any decline in consumer spending including due to negative impact from economic conditions;

●	our dependence on a small number of suppliers, including international suppliers and those in developing countries, foreign manufacturing and imports;

●	the impact of increases in demand for, or the price of, raw materials used to manufacture our products;

●	our inability to manage our inventory levels and products, including the complexities created by our omni-channel operations, and sustain our Internet sales levels;

●	our ability to successfully open and operate new showrooms and continue to achieve showroom growth rates that we have achieved in the past;

●	our ability to successfully adapt to consumer shopping preferences;

●	unfavorable changes to government regulation of the Internet and ecommerce; and

●	our ability to protect our trademarks, brand image, or other intellectual property rights.

COVID-19 Risks

The impact of COVID-19 continues to create uncertainty for our business and may have a significant negative impact on our business, sales, results of operations and financial condition.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. On March 18, 2020, the Company closed all showroom locations. All of our showrooms have since fully reopened to the walk-in phase; however, there is no guarantee that there will not be additional closures. We have seen and may continue to see changes in consumer demand as a result of COVID-19, including the inability of consumers to purchase our products due to factors such as quarantine or other restrictions, store closures, or financial hardship. We also continue to see shifts in product and channel preferences and an increase in demand in ecommerce. To help mitigate the impact of the pandemic on showroom and in-person sales, we have increased marketing of our website and ecommerce platform as we believe that the pandemic has contributed to an acceleration in the shift of commerce to online sales. However, it is possible that this increased ecommerce demand may not continue in future periods and may even recede as the effects of the pandemic subside, which could adversely affect our revenue growth. Our business is also dependent on the continued health and productivity of our associates, including store, region and corporate management teams, throughout this crisis. Individually and collectively, the consequences of the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. The capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required.

The extent to which COVID-19 ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the development and availability of effective treatments and vaccines, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. For example, significant shifts in consumer spending behavior resulting from the outbreak, especially around key purchase triggers like moving into new dwellings, remodeling spaces, or replacing or upgrading home furnishings, which we believe increased sales may decline after the pandemic has abated and cause a significant impact on our business and operations.

Business Risks

We have historically operated at a loss, and we may never achieve or sustain profitability.

While we have experienced recent growth, maintaining that growth is dependent on a number of factors, including increased traffic to our website and showrooms, our sales conversion rate, and our ability to open new showrooms. We also rely on shop-in-shops and pop-up-shops, and there can be no assurance the current retailer with whom we partner will continue to house them or that we will be able to enter into similar arrangements with other retailers, which could hinder our anticipated sales growth. Our business is highly competitive, and there can be no assurance that we will be able to sustain or improve our recent growth rates.

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

We rely on the performance of members of management and highly skilled personnel. If we are unable to attract, develop, motivate and retain well-qualified associates, our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of Shawn Nelson, our founder, member of the Board of Directors and Chief Executive Officer, Andrew Heyer, our Chairman of the Board, Jack Krause, our President and Chief Operating Officer, Donna Dellomo, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary and other members of our management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled associates. The market for such associates in the cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of any of our key associates, including members of our senior management team, could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. Our inability to recruit and develop mid-level managers could have similar adverse effects on our ability to execute our business plan.

Some of our officers and other key associates are employed at-will, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. While others have employment agreements with stated terms, they could still leave our employ. If we do not succeed in retaining and motivating existing associates or attracting well-qualified associates, our business, financial condition, operating results and prospects may be materially adversely affected.

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

Certain aspects of our business involve the receipt, storage and transmission of customers’ personal information and consumer preferences, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

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

We face numerous business risks relating to macroeconomic factors. Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other times when disposable income is lower. Factors impacting discretionary consumer spending include general economic conditions, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, volatility of fuel and energy prices, interest rates, consumer confidence, political and economic uncertainty and other macroeconomic factors, including the COVID-19 pandemic. Deterioration in economic conditions or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our sales. In recessionary periods and other periods where disposable income is adversely affected, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could further adversely affect our financial performance. It is difficult to predict when or for how long any of these conditions could affect our business and a prolonged economic downturn could have a material adverse effect on our business, financial condition, operating results and prospects.

A substantial portion of our business is dependent on a small number of suppliers. A material disruption at any of our suppliers’ manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our financial results.

We do not own or operate any manufacturing facilities and therefore depend on third-party suppliers for the manufacturing of all of our products. Moreover, a substantial portion of our business is dependent on a small number of suppliers. Sacs, which represented approximately 14% of our revenues in fiscal 2021 and 17% of our revenues in fiscal 2020, are currently manufactured by a single manufacturer in Texas. Sactionals, which represented approximately 85% of our revenues in fiscal 2021 and 81% of our revenues in fiscal 2020, are manufactured by suppliers in the United States, China, Vietnam, Malaysia, Taiwan, Indonesia, and India

Any of our suppliers’ manufacturing facilities, or any of the machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, which could materially and adversely impact our business, operations and financial condition. These events include but are not limited to:

●	equipment failure;

●	public health crises, such as the COVID-19 pandemic;

●	fires, floods, earthquakes, hurricanes, or other catastrophes;

●	unscheduled maintenance outages;

●	utility and transportation infrastructure disruptions;

●	labor difficulties;

●	other operational problems;

●	war or terrorism;

●	political, social or economic instability; or

●	financial instability or bankruptcy of any such supplier.

Our reliance on international suppliers increases our risk of supply chain disruption, which could materially increase the cost and reduce or delay the supply of our products, which could adversely affect our business, financial condition, operating results and prospects.

Our current suppliers are located in China, Vietnam, Taiwan, India, Indonesia, Malaysia and the United States. Our reliance on international suppliers increases our risk of supply chain disruption. Events that could cause disruptions to our supply chain include but are not limited to:

●	the imposition of additional trade laws or regulations;

●	public health crises, such as the COVID-19 pandemic;

●	the imposition of additional duties, tariffs and other charges on imports and exports;

●	foreign currency fluctuations;

●	theft; and

●	restrictions on the transfer of funds.

The occurrence of any of the foregoing could materially increase the cost and reduce or delay the supply of our products, which could adversely affect our business, financial condition, operating results and prospects.

We are subject to risks associated with our dependence on foreign manufacturing and imports for our products.

Our business highly depends on global trade, as well as trade and other factors that impact the specific countries where our vendors’ production facilities are located. Our future success will depend in large part upon our ability to maintain our existing foreign vendor relationships and to develop new ones based on the requirements of our business and any changes in trade dynamics that might dictate changes in the locations for sourcing of products. While we rely on long-term relationships with many of our vendors, we have no long-term contracts with them and generally transact business with them on an order-by-order basis.

Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity or affect the price of some types of goods that we import into the United States. In addition, substantial regulatory uncertainty exists regarding international trade and trade policy, both in the United States and abroad.

All of our goods imported from China are subject to additional tariffs. In September 2018, the Office of the U.S. Trade Representative began imposing a 10 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture product categories. In addition, effective May 10, 2019, the Office of the U.S. Trade Representative began imposing an additional 15 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture product categories. We believe that nearly all of our products sourced from China are, and will continue to be, affected by the tariffs. While we are continuing to assess these proposed tariffs on Chinese imports and are evaluating strategies to mitigate the effects of the tariffs, there can be no assurance that we will not experience disruption in our business.

Further, these changes to tariffs or other rules related to cross border trade, could materially increase our cost of goods sold with respect to products that we purchase from vendors who manufacture products in China, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. Certain of our competitors may be better positioned than us to withstand or react to these kinds of changes including border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

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

We believe that we have strong supplier relationships, and we work with our suppliers to manage cost increases. Our gross margin depends, in part, on our ability to mitigate rising costs or shortages of raw materials used to manufacture our products. Raw materials used to manufacture our products are subject to availability constraints and price volatility impacted by a number of factors, including supply and demand for fabrics, weather, government regulations, economic conditions and other unpredictable factors. In addition, our sourcing costs may fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations, public health crises, such as the COVID-19 pandemic, or other unpredictable factors. The occurrence of any of the foregoing could increase our costs, delay or reduce the availability of our products and negatively impact our gross margin.

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

We plan to open new showrooms in high traffic street and urban locations and historically we have favored top tier mall locations near luxury and contemporary retailers that we believe are consistent with our key customers’ demographics and shopping preferences. Sales at these showrooms are derived, in part, from the volume of foot traffic in these locations. Showroom locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:

●	economic downturns in a particular area;

●	competition from nearby retailers selling similar products;

●	changing consumer demographics in a particular market;

●	changing preferences of consumers in a particular market;

●	the closing or decline in popularity of other businesses located near our store;

●	reduced customer foot traffic outside a showroom location; and

●	store impairments due to acts of God, pandemic, terrorism, protest or periods or civil unrest.

Even if a showroom location becomes unsuitable, we will generally be unable to cancel the long-term lease associated with such showroom.

We may be unable to successfully open and operate new showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.

As of January 31, 2021, we had 108 showrooms, but our growth strategy requires us to increase our showroom base. There can be no assurance that we will succeed in opening additional showrooms. If we are unable to successfully open and operate new showrooms, it could have a material adverse effect on our business, financial condition, operating results and prospects.

Our ability to successfully open and operate new showrooms depends on many factors, including, among other things, our ability to:

●	identify new markets where our products and brand image will be accepted or the performance of our showrooms will be successful;

●	find available and suitable showroom locations that align with our consumer location strategy;

●	obtain desired locations, including showroom size and adjacencies, in targeted high traffic street and urban locations and top tier malls;

●	adapt our showrooms to address public health crises, such as the COVID-19 pandemic;

●	negotiate acceptable lease terms, including desired rent and tenant improvement allowances;

●	achieve brand awareness, affinity and purchaser intent in new markets;

●	hire, train and retain showroom associates and field management;

●	assimilate new showroom associates and field management into our corporate culture;

●	source and supply sufficient inventory levels;

●	employ the technologies needed to service a customer and complete a transaction;

●	successfully integrate new showrooms into our existing operations and information technology systems; and

●	have the capital necessary to fund new showrooms.

In addition, our new showrooms may not be immediately profitable, and we may incur significant losses until these showrooms become profitable. Unavailability of desired showroom locations, delays in the acquisition or opening of new showrooms, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new showroom locations or a lack of customer acceptance of showrooms in new market areas may negatively impact our new showroom growth and the costs or the profitability associated with new showrooms. While we are seeking to mitigate some of the risks related to our mall-based showrooms by opening high traffic street and lifestyle center-based showrooms and continuing to build our online sales, there can be no assurance that this strategy will be successful or lead to greater sales.

As we expand our showroom base, we may not be able to achieve the showroom sales growth rates that we have achieved in the past, which could cause our share price to decline.

As we expand our showroom base, we may not be able to achieve the showroom sales growth rates that we have achieved historically. If our showroom sales growth rates decline or fail to meet market expectations, the value of our common stock could decline. While our focus is to continue the expansion of our showrooms, this may result in the closure of underperforming showroom locations or locations with declining profitability in order to pursue more productive opportunities that are in line with our real estate strategy. The closure of these showrooms and transition to new showroom locations as part of our strategy may impact our sales and productivity.

In addition, the results of operations of our showroom locations have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect showroom sales, including, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, the success of marketing programs, weather conditions and public health crises, such as the COVID-19 pandemic. If we misjudge the market for our products, we may have excess inventory of some of our products and miss opportunities for other products. These factors may cause our showroom sales results in the future to be materially lower than recent periods or our expectations, which could harm our results of operations and result in a decline in the price of our common stock.

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

Finance Risks

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of SOX requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 of SOX in a timely manner, are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be adversely affected. In addition, we could become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

To manage our anticipated growth effectively, we must continue to implement our operational plans and strategies, improve and expand our corporate infrastructure, information systems, and executive management and expand, train and manage our associate base. As we grow, we will need to find, train, and monitor additional associates and continue to invest in information systems that support key functions such as accounting, human resources, sales analytics, and marketing, all of which strain the time of our executive management team and our resources. If we fail to manage our growth effectively, our business, financial condition, operating results and prospects could be harmed.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board (“FASB”) issued 2016-02, Leases (Topic 842). As an “emerging growth company,” we have elected to defer compliance with new or revised financial accounting standards and, as a result we will adopt this standard beginning in fiscal 2022. When the rules are effective, we will be required to capitalize all leases on our balance sheet and account for our showroom leases as assets and liabilities, where we previously accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease-related assets and liabilities will be recorded on our balance sheet, and we may be required to make other changes to the recording and classification of our lease-related expenses. These changes will not directly impact our overall financial condition. However, they could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants under our debt facilities and third-party financial models regarding our financial condition.

Legal, Tax and Regulatory Risks

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

We provide a lifetime warranty on most components of our products, which, if deficient, could lead to warranty claims. The Company maintains a reserve for warranty claims. However, there can be no assurance that our reserve for warranty claims will be adequate and additional or reduced warranty reserves may be required. Material warranty claims could, among other things, harm our reputation and damage our brand, cause us to incur significant repair and/or replacement costs, and have a material adverse affect our business, financial condition, operating results and prospects.

A significant disruption in, or breach in security of, our information technology systems or violations of data protection laws could have a material adverse affect on our business and reputation.

In the ordinary course of business, we collect and store confidential information, including proprietary business information belonging to us, our customers, suppliers, business partners and other third parties and personally identifiable information of our associates. We rely on information technology systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures and user errors. If we experience a disruption in our information technology systems, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business. We may also be subject to security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by disgruntled associates or third parties. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology network and systems have been and, we believe, continue to be under constant attack. Accordingly, despite our security measures or those of our third-party service providers, a security breach may occur, including breaches that we may not be able to detect. Security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information which could have a material adverse on our business, financial condition, operating results or prospects.

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

We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand. However, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent counterfeiting or infringement of our trademarks by others. We may not be able to claim or assert trademark or unfair competition claims against third parties for any number of reasons, and our trademarks may be found invalid or unenforceable. A judge, jury or other adjudicative body may find that the conduct of competitors does not infringe or violate our trademark rights. Third parties may claim that the use of our trademarks and branding infringe, dilute or otherwise violate the common law or registered marks of that party, or that our sales and marketing efforts constitute unfair competition. Such claims could result in injunctive relief prohibiting the use of our marks, branding and marketing activities, and significant damages, treble damages and attorneys’ fees and costs could be awarded as a result of such claims. Moreover, United States and foreign trademark offices may refuse to grant existing and future trademark applications and may cancel or partially cancel trademark registrations.

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

We regard our customer and prospect lists, trademarks, domain names, copyrights, patents and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our associates and others to protect our proprietary rights. We have 19 issued U.S. utility patents and 26 issued foreign utility patents, that are scheduled to expire between 2022 and 2037. We have 12 pending U.S. utility patent applications, 36 pending foreign utility patent applications and 2 pending international patent applications. We expect to file U.S. and international patent applications for future innovations. We might not be able to obtain protection in the United States or internationally for our intellectual property, and we might not be able to obtain effective intellectual property protection in countries in which we may in the future sell products. If we are unable to obtain such protection, our business, financial condition, operating results and prospects may be harmed. Additionally, associates, contractors or consultants may misappropriate or disclose our confidential information or intellectual property and agreements with those persons may not exist, may not cover the information or intellectual property in question, or may not be enforceable, all of which could have an adverse impact on our business, financial condition, operating results and prospects for the future.

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

We also might be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to discover or determine the extent of any infringement, misappropriation, disclosure or other violation of our intellectual property rights, confidential information or other proprietary rights. We may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights, confidential information or other proprietary rights or to establish the validity of such rights. Despite our efforts, we may be unable to prevent third parties, former associates, consultants or independent contractors from infringing upon, misappropriating, disclosing or otherwise violating our intellectual property rights, confidential information and other proprietary rights. In addition, initiating claims or litigation against others for infringement, misappropriation, disclosure or violation of our intellectual property rights, confidential information or proprietary rights will be expensive, and may be prohibitively expensive. Any litigation or other dispute resolution mechanism, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition, operating results and prospects.

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

Risks Related to Ownership of Our Common Stock

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

The stock market in general has experienced volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid. The market price for our common stock may be influenced by many factors, including:

●	actual or anticipated fluctuations in our customer growth, sales, or other operating results;

●	variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;

●	any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information, or our failure to meet expectations based on this information;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

●	additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	announcements by us or our competitors of significant products, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	lawsuits threatened or filed against us;

●	developments in new legislation or rulings by judicial or regulatory bodies;

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events; and

●	the societal and economic impact of public health crises, such as the ongoing COVID-19 pandemic.

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

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. If one or more of these securities or industry analysts ceases coverage of us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more of the analysts who cover us downgrades our common stock, publishes inaccurate or unfavorable research about our business or if our operating results do not meet their expectations, our stock price could decline.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Future sales and issuances of our common stock or rights to purchase our common stock could result in substantial dilution to our existing stockholders. We may sell shares or other securities in the future that could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the current price per share of our common stock.

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

Provisions in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws include provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships by the affirmative vote of a majority of the directors or stockholders holding at least 25% of our issued and outstanding shares of common stock;

●	provide that directors may only be removed by the majority of the shares of voting stock then outstanding entitled to vote generally in election of directors;

●	require a majority of all directors who constitute the board of directors or holders at least 25% of the issued and outstanding shares our common stock to adopt, amend or repeal provisions of our Amended and Restated Bylaws;

●	require 50% of the voting power of all then outstanding shares of our capital stock entitled to vote generally in election of directors to amend, alter or repeal, or adopt any provision inconsistent with certain sections of our Amended and Restated Certificate of Incorporation;

●	except as otherwise provided by the terms of any series of preferred stock, special meetings of our stockholders may be called only by the board of directors, the chairperson of the board of directors, the chief executive officer, the president (in the absence of a chief executive officer) or at least 25% of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Certain holders of our outstanding common stock have rights to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended, or the Securities Act, would result in the holder being able to sell the shares without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any significant sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our primary offices are located at Two Landmark Square, Suite 300, Stamford, CT 06901, where we occupy 22,480 square feet of office space pursuant to a lease agreement that expires in November 2024. We also lease retail space for our showrooms, in 108 locations throughout the majority of the U.S. states including Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and the District of Columbia.

Item 3. Legal Proceedings.

We are currently involved in, and may in the future be involved in, legal proceedings, claims, and investigations in the ordinary course of our business, including claims for infringing intellectual property rights related to our products and the content contributed by our users and partners. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and associates and may come with costly defense costs or unfavorable preliminary and interim rulings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on Nasdaq under the symbol “LOVE.”

Holders

As of April 12, 2021, there were 207 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.

We operate on a 52- or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period.

Overview

We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary Designed for Life philosophy which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products primarily online directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms as well as through shop-in-shops and pop-up-shops with third party retailers. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.

Our Operations

See “Item 1. Business” for information on our products, customers, business model, channels, growth strategies, seasonality and other factors describing our business.

Factors Affecting Our Operating Results

While our growth strategy has contributed to our improving operating results, it also presents significant risks and challenges. The timing and magnitude of new showroom openings, existing showroom renovations, and marketing activities may affect our results of operations in future periods. These strategic initiatives will require substantial expenditures.

Other factors that could affect our results of operations in future periods include:

Impact of COVID-19

As a result of certain government actions in response to the COVID-19 pandemic, on March 18, 2020, we closed all showroom locations following the guidance of local, state and federal governments, as well as health organizations. We also implemented a reduction in workforce of approximately 445 part time associates (representing 57% of our total headcount) as well as a temporary reduction in executive cash compensation. Cash compensation was reduced by 20% for Shawn Nelson, Chief Executive Officer, Jack Krause, President and Chief Operating Officer, and Donna Dellomo, Executive Vice President, Chief Financial Officer, Treasurer and Secretary. The base salaries of all other senior management and full-time headquarter associates were temporarily reduced by graduated amounts. Our Board of Directors agreed to a temporary reduction of its retainer and monitoring fees and an extension of the associated payment timeline. As of October 1, 2020, we restored cash compensation for all headquarter associates other than senior management. As of December 1, 2020, we restored compensation levels for all senior management to include Mr. Nelson, Mr. Krause and Ms. Dellomo, and as of December 17, 2020 we restored compensation levels for our Board of Directors. We also proactively reduced our promotional discounts which drove higher gross profit, deferred infrastructure investments and delayed hiring as part of our financial resilience measures. Additionally, we believe that the pandemic has contributed to an acceleration in the shift of commerce to online sales which resulted in an increase in sales on our ecommerce platform and a slight decline in showroom sales. However, it is possible that this increased ecommerce demand may not continue in future periods. We continue to monitor the situation closely and it is possible that we will implement further measures.

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

How We Assess the Performance of Our Business

We consider a variety of financial and operating measures, including the following, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Net Sales

Net sales reflect our sale of merchandise plus shipping and handling revenue less returns and discounts. Sales made at Company operated showrooms, including shop-in-shops and pop-up-shops, and via the web are recognized in accordance with the guidance set forth in ASC 606, which is typically at the point of transference of title when the goods are shipped.

Comparable Showroom Sales

Comparable showroom sales are calculated based on point of sale transactions from showrooms that were open at least fifty-two weeks as of the end of the reporting period. These sales will differ from sales on our income statement which are reported when goods are shipped and title has transferred to the customer. A showroom is not considered a part of the comparable showroom sales base if the square footage of the showroom changed or if the showroom was relocated. If a showroom was closed for any period of time during the measurement period, that showroom is excluded from comparable showroom sales. The Company made an exception to this calculation in fiscal 2021 when all of our showrooms were temporarily closed due to government regulations in response to the COVID-19 pandemic. For fiscal years 2021 and 2020, 19 and 14 showrooms, respectively were excluded from comparable showroom sales. Comparable showroom sales allow us to evaluate how our showroom base is performing by measuring the change in period-over-period net sales in showrooms that have been open for twelve months or more. While we review comparable showroom sales as one measure of our performance, this measure is less relevant to us than it may be to other retailers due to our fully integrated, omni-channel, go-to-market strategy. As a result, measures that analyze a single channel are less indicative of the performance of our business than they might be for other companies that operate their distribution channels as separate businesses. Further, certain of our competitors and other retailers calculate comparable showroom sales (or similar measures) differently than we do. As a result, the reporting of our comparable showroom sales may not be comparable to sales data made available by other companies.

Customer Lifetime Value and Customer Acquisition Cost

We calculate CAC on an annual basis by dividing our expenses associated with acquiring new customers for a fiscal year by the number of new customers we acquire in that fiscal year. We include premium rent for locations above commercial rates, media costs to new customers, and a portion of showroom merchandising costs in our marketing expenses associated with acquiring new customers when calculating our CAC. We believe that fiscal 2018 is the first fiscal year that our CAC fully reflects the implementation of changes to our marketing. In fiscal 2018 we significantly increased our spending on marketing expenses and media costs. Our marketing expenses for fiscal 2021 was equal to 13.1% of revenue as compared to fiscal 2020 at 12.5% of revenue and 11.1% of revenue for fiscal 2019. For fiscal 2021, our CAC was $434.61 per customer compared to a CAC of $391.71 for fiscal 2020. This increase was a result of our increased marketing spend that targeted Sactional customers. We expect our CAC to continue to increase over the next few years as a result of our continued focus on increasing marketing efforts. We expect this increase in CAC to correspond with a continued increase in CLV.

We monitor repeat customer transactions in aggregate through our point of sale platform and in groups based upon the year in which customers first made a purchase from us, which we refer to as cohorts, as a way to measure our customer’s engagement with our products over their lifetime. Our fiscal 2021 cohorts CLV is $2,044. In addition, our fiscal 2015 cohort has increased its CLV from $1,071 in fiscal 2015 to $1,346 in fiscal 2021, a 25.6% increase in customer value since the fiscal 2015 cohorts’ first purchases with Lovesac.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity based compensation, financing related expenses and public company expenses. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.

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

Advertising and Marketing Expense

Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. Advertising and marketing expense is expected to increase as a percentage to sales as we continue to invest in advertising and marketing which has accelerated sales growth.

Basis of Presentation and Results of Operations

The following discussion contains references to fiscal years 2021 and 2020 which represent our fiscal years ended January 31, 2021 and February 2, 2020, respectively. Our fiscal year ends on the Sunday closest to February 1. Both fiscal 2021 and 2020 were 52-week periods.

The following table sets forth, for the periods for fiscal 2021 and 2020, our consolidated statement of operations as a percentage of total revenues:

	For the Fiscal Year Ended
	January 31, 2021	February 2, 2020
Statement of Operations Data:
Net sales	100%	100%
Cost of merchandise sold	46%	50%
Gross profit	54%	50%
Selling, general and administrative expenses	35%	42%
Advertising and marketing	13%	13%
Depreciation and amortization	2%	2%
Operating income (loss)	4%	-7%
Interest income	0%	0%
Income (loss) before taxes	4%	-7%
Provision for income taxes	0%	0%
Net income (loss)	4%	-7%

Fiscal 2021 Compared to Fiscal 2020

Net sales

Net sales increased $87.4 million, or 37.4%, to $320.7 million in fiscal 2021 compared to $233.4 million in fiscal 2020. The increase in net sales is primarily due to an increase in new customers, which grew by 32.9% in fiscal 2021 as compared to 22.5% in fiscal 2020 and was partially offset by a decrease in the total number of units sold by 18.4% over prior year. The fiscal 2021 average net sales based on point of transactions per showroom is $1.5 million compared to $1.8 million in fiscal 2020, which reflects the temporary closure of our showrooms related to COVID-19. We had 108 and 91 showrooms open as of January 31, 2021 and February 2, 2020, respectively. We opened 19 additional showrooms and closed 2 showrooms in fiscal 2021. Showroom net sales decreased $1.9 million, or 1.3%, to $146.2 million in fiscal 2021 compared to $148.0 million in fiscal 2020 primarily due to the decrease in our non-comparable showrooms point of sales transactions related to COVID-19 temporary closures. Our comparable showroom point of sales transaction increased by $0.1 million or 0.1%, to $124.5 million in fiscal 2021 compared to $124.3 million in fiscal 2020. Point of sales transactions represent orders places through our showrooms which does not always reflect the point at which when control transfers to the customer, which occurs upon shipment being confirmed and the sale is recorded. See Note 1 to the consolidated financial statements. Retail sales per selling square foot based on point of transactions decreased $406, or 19.5%, to $1,676 in fiscal 2021 compared to $2,083 in fiscal 2020 due to temporary closures of our showrooms. Internet sales (sales made directly to customers through our ecommerce channel) increased $95.3 million, or 170.8%, to $151.1 million in fiscal 2021 compared to $55.8 million in fiscal 2020. We believe that the increase in Internet sales was due primarily to the shift in our customers’ shopping preferences during the pandemic, our increased marketing initiatives, and the temporary closures of our showroom locations. Other sales, which include pop-up-shop sales and shop-in-shop sales decreased $6.1 million, or (20.5%), to $23.5 million in fiscal 2021 compared to $29.6 million in fiscal 2020. This decrease was due to decrease in in store pop-up-shops as a result of temporary closures and ongoing vendor negotiations partially offset by an increase in temporary online pop-ups on Costco.com and Best Buy shop-in-shops.

Gross profit

Gross profit increased $58.1million, or 49.8%, to $174.8 million in fiscal 2021 compared to $116.7 million in fiscal 2020. Gross margin increased to 54.5% of net sales in fiscal 2021 from 50.0% of net sales in fiscal 2020. The 450 basis points increase in gross margin versus the prior year period reflects 400 basis points improvement in gross profit as a result of a reduction in promotional discounts, higher Sactional product mix impact related to premium covers, reduced inventory reserve levels, and lower product costs related to vendor negotiated tariff mitigation initiatives due to higher volume. Distribution expenses including warehousing, freight and tariff related expenses also improved by 50 basis points due to higher leverage on warehousing and tariff expenses, partially offset by deleverage in freight expense.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 13.5%, or $13.3 million, to $111.4 million for the fiscal year ended January 31, 2021 compared to $98.1 million for the fiscal year ended February 2, 2020. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs of $7.3 million primarily driven by an increase in variable compensation and new hires in our headquarters, $1.7 million of increased rent associated with our net addition of 17 showrooms, partially offset by a decrease of $1.2 million in selling related expenses due to a decrease of $4.6 million of in store pop-up-shop fees, partially offset by the increase of $3.1 million of credit card fees and $0.3 million of web related selling expenses. Overhead expenses increased $5.5 million consisting of an increase of $6.4 million in infrastructure investments and an increase in insurance expense of $1.0 million related to the growth of the Company, partially offset by a decrease of $1.3 million in travel expenses related to COVID-19 restrictions and a decrease of $0.6 million in equity-based compensation.

Selling, general and administrative expenses were 34.7% of net sales for fiscal year ended January 31, 2021 compared to 42.1% of net sales for fiscal year ended February 2, 2020. SG&A expense as a percent of net sales decreased 740 basis points due to a decrease of 240 basis points in selling related expenses related to a reduction in in store pop-up-shop fees partially offset by temporary online pop-up fees and the ability of the Company to leverage expenses during COVID-19 of 500 basis points such as rent expense, employment costs, equity-based compensation, travel expenses, infrastructure investments, and credit card fees.

Advertising and marketing expenses

Advertising and marketing expenses increased $12.7 million, or 43.6%, to $41.9 million for the fiscal year ended January 31, 2021 compared to $29.2 million for the fiscal year ended February 2, 2020. The increase in advertising and marketing costs relates to increased media and direct to consumer programs which are expected to drive revenue beyond the period of the expense. The increase in advertising and marketing as a percent of net sales is due to increased rates in media coupled with increased media spending during key minor market share events. We expect to continue to maintain our advertising and marketing investments at 12% to 14% of net sales on an annual basis. The investment by quarter may vary.

Advertising and marketing expenses were 13.1% of net sales in fiscal year 2021 compared to 12.5% of net sales in fiscal 2020. The increase in advertising and marketing expenses of approximately 60 basis points was driven largely by an increase in national media with a focus on holiday media, increase in direct to consumer programming and the introduction of 15 second spot into our television advertising mix.

Depreciation and amortization expenses

Depreciation and amortization expenses increased 28.2%, or $1.5 million to $6.6 million in fiscal 2021 compared to $5.1 million in fiscal 2020 to. The increase in depreciation and amortization expense is principally related to capital investments for new and remodeled showrooms.

Interest (expense) income

Interest expense, net in fiscal 2021 was $0.1 million which reflects $0.1 million of interest income on cash and cash equivalents, offset by $0.2 million of interest expense related to unused line fees, interest on borrowings and amortization of deferred financing fees on the asset-based loan for the fiscal year ended January 31, 2021. Interest income, net in fiscal 2020 was $0.6 million which reflects earnings related to the net proceeds from the IPO and primary share offerings of $0.8 million net of interest expense of $0.2 million relating to unused line fees, interest on borrowings and amortization of deferred financing fees on the asset based loan for the fiscal year ended February 2, 2020.

Provision for income taxes

Income tax expense was less than 0.03% of sales for both fiscal 2021 and fiscal 2020.

Repeat customers

Repeat customers accounted for approximately 37.5% of all transactions in fiscal 2021 compared to 35.6% in fiscal 2020. We expect new transactions to continue to become a larger portion of our transaction mix as we spend on acquisition.

Quarterly Results

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

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

in thousands	Fiscal Year Ended
	January 31, 2021	February 2, 2020

Provided by (used in) operating activities	$40,521	$(11,194)
Used in investing activities	(9,052)	(10,650)
(Used in) provided by financing activities	(1,667)	21,312
Increase (decrease) in cash and cash equivalents	29,802	(532)
Cash and cash equivalents at end of period	78,341	48,539

Net Cash Provided by (Used in) Operating Activities

Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation, amortization, loss (gain) on disposal of property and equipment, impairment of property and equipment, equity based compensation, deferred rent, and non-cash interest expense and the effect of changes in working capital and other activities.

In fiscal 2021, net cash provided by operating activities was $40.5 million and consisted of changes in operating assets and liabilities of $10.5 million, a net income of $14.7 million, and non-cash items of $15.3 million. Working capital and other activities consisted primarily of increases in inventory of $14.0 million and prepaid expenses and other current assets of $2.1 million, partially offset by a decrease in accounts receivable of $2.7 million and increases in accrued liabilities and accounts payable of $19.6 million, and customer deposits of $4.3 million.

In fiscal 2020, net cash used in operating activities was $11.2 million and consisted of changes in operating assets and liabilities of $7.8 million, a net loss of $15.2 million, and non-cash items of $11.8 million. Working capital and other activities consisted primarily of increases in inventory of $10.2 million, accounts receivable of $3.2 million, and prepaid expenses of $2.2 million, partially offset by increases in accrued liabilities and accounts payable of $7.2 million, and other current liabilities of $0.6 million.

Net Cash Used In Investing Activities

Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.

For fiscal 2021, capital expenditures were $9.1 million as a result of investments in new and remodeled showrooms and intangibles.

For fiscal 2020, capital expenditures were $10.7 million as a result of investments in new and remodeled showrooms and intangibles which included $0.3 million in proceeds from the disposal of property and equipment.

Net Cash (Used in) Provided By Financing Activities

Financing activities consist primarily of the proceeds from stock offerings and taxes paid for the net settlement of equity awards.

For fiscal 2021, net cash used in financing activities was $1.7 million primarily due to $0.1 million of net proceeds from the issuance of warrants net of $1.7 million of taxes paid for net share settlement of equity awards.

For fiscal 2020, net cash provided by financing activities was $21.3 million, primarily due to $25.6 million of net proceeds from a primary share offering net of $4.3 million of taxes paid for net share settlement of equity awards.

Revolving Line of Credit

On February 6, 2018, we entered a four-year, secured revolving credit facility with Wells Fargo Bank, National Association (“Wells”). The credit facility permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 9 to our consolidated financial statements. As of January 31, 2021, the Company’s borrowing availability under the line of credit with Wells was $15.9 million. As of January 31, 2021, there were no borrowings outstanding on this line of credit.

Contractual Obligations

We generally enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of January 31, 2021, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 Years	More than 5 years

Employment agreements	$4,009,943	$4,009,943	$-	$-	$-
Operating leases	92,435,828	14,312,251	38,383,746	19,646,366	20,093,465

Total	$96,445,771	$18,322,194	$38,383,746	$19,646,366	$20,093,465

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of January 31, 2021, except for operating leases and employment agreements entered into in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during fiscal 2021.

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

The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms and through the internet. The other channel predominantly represents sales through the use of pop-up-shops that typically average ten days at a time and are staffed with associates trained to demonstrate and sell our product.

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

During the year ended January 31, 2021, the Company recorded impairment charges of $0.2 million, associated with the assets of an underperforming retail location. The impairment charge was calculated using a discounted cash flow model and was recorded in selling, general, and administrative in the Company’s consolidated statement of operations and comprehensive income. During Fiscal Year 2020, the Company did not record any impairment charges associated with property and equipment.

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

For the years ended January 31, 2021 and February 2, 2020 the Company did not capitalize any deferred direct-response television, postcard and catalogue costs.

Direct-response advertising costs, which are included in prepaid expenses and other current assets, are amortized commencing the date the catalogs and post cards are mailed and the television commercial airs through the estimated period of time for the Company has determined the related advertising impacts sales. There was no balance as of January 31, 2021 or February 2, 2020.

Advertising and marketing costs not associated with direct-response advertising are expensed as incurred. Advertising and marketing expenses (including amortization of direct-response advertising) were $41,924,487 in fiscal 2021 and $29,194,289 in fiscal 2020.

Merchandise Inventories

Merchandise inventories are comprised of finished goods which are carried at the lower of cost or net realizable value and capitalized freight and warehousing costs. Cost is determined on a weighted-average method basis. Merchandise inventories consist primarily of foam filled furniture, sectional couches, and related accessories. The Company adjusts its inventory for obsolescence based on historical trends, aging reports, specific identification and its estimates of future retail sales prices. In addition, the Company includes capitalized freight and warehousing costs in inventory related to the finished goods in inventory.

Equity-based Compensation

The Company accounts for equity-based compensation for associates and directors by recognizing the fair value of equity-based compensation as an expense in the calculation of net income, based on the grant-date fair value. The Company recognizes equity-based compensation expense in the periods in which the associate or director is required to provide service, which is generally over the vesting period of the individual equity instruments. The fair value of the equity-based awards is determined using the Black-Scholes option pricing model or the stock price on the date of grant.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2020-05 extended the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt this standard beginning in fiscal 2022. Management has evaluated the impact ASU No. 2016-02 will have on these consolidated financial statements. Based on the initial evaluation, we have determined that adopting this standard will have a material impact on our consolidated balance sheet as we have a significant number of operating leases.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new Right of Use “ROU” assets and lease liabilities on our balance sheet for our showroom and office real estate leases. We do not expect a significant change in our leasing activities between now and adoption. The Company currently has deferred rent of $7 million in long-term liabilities. On adoption, we currently expect to recognize additional liabilities of approximately $92 million, of which $14 million will be short-term and $78 million will be long-term with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. Management does not expect there to be a material impact on these consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements are contained in the pages beginning on F-1, which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of January 31, 2021.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in our Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of the names, ages and backgrounds of our current executive officers:

Name	Age	Present Position	Business Experience
Donna Dellomo	56	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	Executive Vice President and Chief Financial Officer, Treasurer and Secretary of the Company since 2017; previously, Vice-President and Chief Financial Officer of Perfumania Holdings, Inc., from 1998 to 2017; Internal Audit Manager, Accounting Manager and Corporate Controller at Cybex International, Inc. from 1988 to 1997; Certified Public Accountant, member of the Board of Trustees of Molloy College and Chairperson of Molloy’s Fiscal Affairs Committee.

Jack Krause	58	President and Chief Operating Officer	President and Chief Operating Officer of the Company since 2015; previously, President of Vitamin World, from 2012 to 2015; Senior Vice President of Watch Station Global Retail and Skagen, from 2011 to 2013; General Manager and in various executive positions at Sunglass Hut (Luxottica) from 2008 to 2010. Various roles of increasing responsibility at Bath and Body Works, including Senior Vice-President of Brand Development, from 2004 to 2006; prior to that, 10 years in brand management at Jergens and Marion Consumer Products; Bachelor of Science in Business Administration from Miami University.

Shawn Nelson	44	Chief Executive Officer and Director	Founded Lovesac in 1998 and is currently serving as our Chief Executive Officer and as a member of the board of directors. Mr. Nelson is the lead designer of the Company’s patented products and directly oversees design, sourcing, public relations, investor relations and culture. In 2005, Mr. Nelson won Richard Branson’s “The Rebel Billionaire” on Fox and continues to participate in ongoing TV appearances. Mr. Nelson has a Master’s Degree in Strategic Design and Management and is a graduate-level instructor at Parsons, The New School for Design in New York City. Mr. Nelson is also fluent in Chinese with a BA in Mandarin from the University of Utah.

We will file with the SEC a definitive proxy statement (the “2021 Proxy Statement”) pursuant to Regulation 14A for our 2021 annual meeting of stockholders within 120 days of the fiscal year ended January 31, 2021. The additional information required by this Item will appear in the 2021 Proxy Statement and is incorporated by reference herein.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and associates, which is available on our website (https://investor.lovesac.com) under "Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

Item 11. Executive Compensation.

The information required by this Item will appear in the 2021 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of January 31, 2021, about the securities which are either already issued, or authorized for future issuance, under our Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”).

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(2)(3)	1,150,924	$38.10	380,959
Equity compensation plans not approved by shareholders	-	-	-
Total	1,150,924	$38.10	380,959

(1)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units or performance units, which have no exercise price.

(2)	Calculations based on 2017 Equity Plan.

(3)	Awards of equity are made pursuant to our 2017 Equity Plan which was approved by our Board of Directors and our stockholders on August 26, 2017. In 2018, the 2017 Equity Plan was amended to increase the shares of our common stock authorized and reserved for issuance to 615,066 shares. In 2019, the 2017 Equity Plan was amended and restated to, among other things, increase the shares of our common stock authorized and reserved for issuance to 1,414,889 shares. In 2020, the 2017 Equity Plan was amended and restated to increase the shares of our common stock authorized and reserved for issuance by 690,000 shares.

The remaining information required by this Item will appear in the 2021 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will appear in the 2021 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will appear in the 2021 Proxy Statement and is incorporated by reference herein.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1. Financial Statements (see Part II, Item 8 – Consolidated Financial Statements and Supplementary Data)

2. Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index.

Item 16. Form 10-K Summary.

Optional disclosure not included in this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
2.1	Assignment and Assumption Agreement	S-1	2.1	4/20/2018
3.1	Amended and Restated Certificate of Incorporation	S-1/A	3.3	6/25/2018
3.2	Amended and Restated Bylaws	S-1/A	3.2	6/8/2018
4.1	Form of Amended and Restated Series A Warrant Agreement	S-1/A	4.2	5/23/2018
4.2	Form of Amended and Restated Series A-1 Warrant Agreement	S-1/A	4.3	5/23/2018
4.3	Form of Amended and Restated Series A-2 Warrant Agreement	S-1/A	4.4	5/23/2018
4.4	Form of Representative’s Warrant l	S-1/A	4.4	6/25/2018
4.5	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act of 1934	Filed herewith.
10.1	Wells Fargo Credit Agreement	S-1	10.1	4/20/2018
10.2±	2017 Amended and Restated Equity Incentive Plan	S-8	4.1	9/11/2020
10.3±	Form of Restricted Stock Units Agreement	S-1/A	10.3	5/23/2018
10.4	Amended and Restated Registration Rights Agreement	S-1	10.5	4/20/2018
10.5±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Shawn Nelson	S-1	10.6	4/20/2018
10.6±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Jack Krause	S-1	10.7	4/20/2018
10.7±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Donna Dellomo	S-1	10.8	4/20/2018
10.8+	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Shawn Nelson	Filed herewith.
10.9+	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Jack Krause	Filed herewith.
10.10+	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Donna Dellomo	Filed herewith.
10.11+	Form of Stock Option Award Agreement	Filed herewith.
21.1	List of Subsidiaries	Filed herewith.
23.1	Consent of Marcum LLP	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±  Indicates a management contract or compensatory plan.

*  This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2021.

THE LOVESAC COMPANY

By:	/s/ Shawn Nelson
Shawn Nelson
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shawn Nelson and Donna Dellomo, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shawn Nelson	April 14, 2021
Shawn Nelson
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donna Dellomo	April 14, 2021
Donna Dellomo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Jack Krause	April 14, 2021
Jack Krause
President and Chief Operating Officer

/s/ Andrew Heyer	April 14, 2021
Andrew Heyer
Chairman and Director

/s/ Walter McLallen	April 14, 2021
Walter McLallen
Director

/s/ William Phoenix	April 14, 2021
William Phoenix
Director

/s/ Mary Fox	April 14, 2021
Mary Fox
Director

/s/ Shirley Romig	April 14, 2021
Shirley Romig
Director

/s/ John Grafer	April 14, 2021
John Grafer
Director

THE LOVESAC COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

THE LOVESAC COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

The Lovesac Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Lovesac Company (the “Company”) as of January 31, 2021 and February 2, 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and February 2, 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Hartford, CT

April 14, 2021

THE LOVESAC COMPANY

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

	2021	2020
Assets

Current Assets
Cash and cash equivalents	$78,341,101	$48,538,827
Trade accounts receivable	4,513,460	7,188,925
Merchandise inventories	50,416,712	36,399,862
Prepaid expenses and other current assets	10,128,353	8,050,122

Total Current Assets	143,399,626	100,177,736

Property and Equipment, Net	25,867,980	23,844,261

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	1,517,032	1,352,161
Deferred financing costs, net	90,671	146,047

Total Other Assets	1,751,265	1,641,770

Total Assets	$171,018,871	$125,663,767

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$24,310,972	$19,887,611
Accrued expenses	17,187,694	8,567,580
Payroll payable	6,361,677	887,415
Customer deposits	5,992,633	1,653,597
Sales taxes payable	2,470,593	1,404,792
Total Current Liabilities	56,323,569	32,400,995

Deferred rent	6,748,747	3,108,245

Line of credit	-	-

Total Liabilities	63,072,316	35,509,240

Commitments and contingencies (see Note 6)

Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of January 31, 2021 and February 2, 2020.	-	-
Common Stock $.00001 par value, 40,000,000 shares authorized, 15,011,556 shares issued and outstanding as of January 31, 2021 and 14,472,611 shares issued and outstanding as of February 2, 2020.	150	145
Additional paid-in capital	171,382,086	168,317,210
Accumulated deficit	(63,435,681)	(78,162,828)

Stockholders’ Equity	107,946,555	90,154,527

Total Liabilities and Stockholders’ Equity	$171,018,871	$125,663,767

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2021 AND FEBRUARY 2, 2020

	2021	2020
Net sales	$320,737,750	$233,377,379

Cost of merchandise sold	145,965,935	116,687,055

Gross profit	174,771,815	116,690,324

Operating expenses
Selling, general and administration expenses	111,354,236	98,146,524
Advertising and marketing	41,924,487	29,194,289
Depreciation and amortization	6,612,872	5,158,062

Total operating expenses	159,891,595	132,498,875

Operating income (loss)	14,880,220	(15,808,551)

Interest (expense) income, net	(67,384)	646,844

Net income (loss) before taxes	14,812,836	(15,161,707)

Provision for income taxes	(85,689)	(43,312)

Net income (loss)	$14,727,147	$(15,205,019)

Net income (loss) per common share:
Basic	$1.01	$(1.07)
Diluted	$0.96	$(1.07)

Weighted average number of common shares outstanding:
Basic	14,610,617	14,260,395
Diluted	15,332,998	14,260,395

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2021 AND FEBRUARY 2, 2020

	Common		Preferred		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - February 3, 2019	13,588,568	$136	-	$-	141,727,807	$(62,957,809)	$78,770,134
Net loss	-	-	-	-	-	(15,205,019)	(15,205,019)
Equitybased compensation	101,883	1	-	-	5,245,587	-	5,245,588
Issuance of common shares, net	750,000	8	-	-	25,609,992	-	25,610,000
Vested restricted stock units	180,304	2	-	-	(2)	-	-
Taxes paid for net share settlement of equity awards	-	-	-	-	(4,278,176)	-	(4,278,176)
Exercise of warrants	27,246	-	-	-	12,000	-	12,000
Cancelation of shares	(175,390)	(2)	-	-	2	-	-
Balance - February 2, 2020	14,472,611	145	-	-	168,317,210	(78,162,828)	90,154,527
Net income	-	-	-	-	-	14,727,147	14,727,147
Equity-based compensation	-	-	-	-	4,681,397	-	4,681,397
Vested restricted stock units	99,498	1	-	-	(1)	-	-
Taxes paid for net share settlement of equity awards	-	-	-	-	(1,716,516)	-	(1,716,516)
Exercise of warrants	439,447	4	-	-	99,996	-	100,000
Balance - January 31, 2021	15,011,556	$150	-	$-	171,382,086	(63,435,681)	107,946,555

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2021 AND FEBRUARY 2, 2020

	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$14,727,147	$(15,205,019)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	6,099,675	4,894,220
Amortization of other intangible assets	513,197	263,842
Amortization of deferred financing fees	87,730	73,024
Net loss (gain) on disposal of property and equipment	5,091	(166,865)
Impairment of property and equipment	245,170	-
Equity-based compensation	4,681,397	5,245,588
Deferred rent	3,640,502	1,514,066
Changes in operating assets and liabilities:
Accounts receivable	2,675,465	(3,233,801)
Merchandise inventories	(14,016,850)	(10,245,548)
Prepaid expenses and other current assets	(2,060,585)	(2,116,250)
Accounts payable and accrued expenses	19,583,538	7,188,736
Customer deposits	4,339,036	593,640

Net Cash Provided by (Used in) Operating Activities	40,520,513	(11,194,367)

Cash Flows from Investing Activities
Purchase of property and equipment	(8,373,655)	(10,276,537)
Payments for patents and trademarks	(678,068)	(673,672)
Proceeds from disposal of property and equipment	-	300,000

Net Cash Used in Investing Activities	(9,051,723)	(10,650,209)

Cash Flows from Financing Activities
Proceeds from the issuance of common shares, net	-	25,610,000
Taxes paid for net share settlement of equity awards	(1,716,516)	(4,278,176)
Proceeds from the issuance of warrants, net	100,000	12,000
Paydowns of proceeds from line of credit	-	(31,373)
Payments of deferred financing costs	(50,000)	-
Net Cash (used in) Provided by Financing Activities	(1,666,516)	21,312,451

Net Change in Cash and Cash Equivalents	29,802,274	(532,125)

Cash and Cash Equivalents - Beginning	48,538,827	49,070,952

Cash and Cash Equivalents - End	$78,341,101	$48,538,827

Supplemental Cash Flow Disclosures

Cash paid for taxes	$85,689	$43,312
Cash paid for interest	$85,452	$62,670

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND LIQUIDITY

The Company is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary Designed for Life approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online sales primarily online directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms as well as through shop-in-shops and pop-up-shops with third party retailers. As of January 31, 2021, the Company operated 108 showrooms located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.

Prior to fiscal 2021, the Company has incurred significant operating losses and used cash in its operating activities since inception. Operating losses have resulted from inadequate sales levels for the cost structure and expenses as a result of expanding into new markets, opening new showrooms, investments into marketing and infrastructure to support increase in revenues. The Company continues to enter into new retail showrooms in larger markets to increase sales levels and invest in marketing initiatives to increase brand awareness. Of course, there can be no assurance that the anticipated sales levels will be achieved. The Company believes that based on its current sales and expense levels, cash generated from operating activities during fiscal 2021, projections for the next twelve months, and the credit facility with Wells, see Note 9, the Company will have sufficient working capital to cover operating cash needs through the twelve-month period from the financial statement issuance date.

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

The Company’s fiscal year is determined on a 52/53 week basis ending on the Sunday closest to February 1. Hereinafter, the periods from February 3, 2020 to January 31, 2021 and February 4, 2019 through February 2, 2020 are referred to as fiscal 2021 and fiscal 2020, respectively. Both fiscal 2021 and fiscal 2020 were 52-week fiscal years.

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

REVENUE RECOGNITION

The Company implemented ASU 2015-04, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), in the first quarter of fiscal 2020 using modified retrospective method, which required the company to apply the new guidance retrospectively to revenue transactions completed on or after the effective date. Adopting this new standard had no material financial impact on our consolidated financial statements but did result in enhanced presentation and disclosures.

Our revenue consists substantially of product sales. The Company reports product sales net of discounts and recognize them at the point in time when control transfers to the customer, which occurs when shipment is confirmed.

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the statement of operations and an increase in inventory and customers returns liability on the balance sheet. As of January 31, 2021, there was a returns allowance of $2,226,723 which was in accrued expenses and $334,896 associated with sales returns in merchandise inventories. As of February 2, 2020, there was a returns allowance of $2,177,715 which was in accrued expenses and $442,390 associated with sales returns in merchandise inventories.

In some cases, deposits are received before the company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s balance sheet. As of January 31, 2021, and February 2, 2020, the Company recorded under customer deposit liabilities the amount of $5,992,633 and $1,653,597 respectively. During the fiscal year ended January 31, 2021, the Company recognized $1,653,597 related to its customer deposits from fiscal 2020. During the fiscal year ended February 2, 2020, the Company recognized $1,059,957 related to its customer deposits from fiscal 2019.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Under ASC 606, the Company has elected the following accounting policies and practical expedients:

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

The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms and through the internet. The other channel predominantly represents sales through the use of pop-up-shops that typically average ten days at a time and are staffed with associates trained to demonstrate and sell our product. The following represents sales disaggregated by channel:

	For the fiscal years ended
	January 31, 2021	February 2, 2020
Showrooms	$146,150,307	$148,003,995
Internet	151,064,651	55,781,186
Other	23,522,792	29,592,198
Total net sales	$320,737,750	$233,377,379

The Company has no foreign operations and its sales to foreign countries was less than .01% of total net sales in both fiscal 2021 and 2020.

The Company had no customers in fiscal 2021 or 2020 that comprise more than 10% of total net sales.

See Note 10 for sales disaggregated by product.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

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

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are carried at their estimated realizable amount and do not bear interest. Management determines the allowance for doubtful accounts by regularly evaluating individual customer accounts, considering the customer’s financial condition, and credit history, and general and industry current economic conditions. Trade accounts receivable are reserved for when deemed uncollectible. Recoveries of amounts previously written off are recorded when received. Historically, collection losses have been immaterial as a significant portion of the Company’s receivables are related to individual credit card transactions and three wholesale customers for which the Company has no history of collection losses. Management has concluded that an allowance was not necessary at January 31, 2021 and February 2, 2020, respectively.

Breakdown of accounts receivable is as follows:

	As of January 31, 2021	As of February 2, 2020
Credit card receivables	$2,964,077	$1,073,855
Wholesale receivables	1,549,383	4,724,154
Other receivables	-	1,390,916
	$4,513,460	$7,188,925

The Company had two wholesale customers that comprised approximately 97% of wholesale receivables at January 31, 2021 and one wholesale customer that comprised 97% of wholesale receivables at February 2, 2020.

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

JANUARY 31, 2021 AND FEBRUARY 2, 2020

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

GIFT CERTIFICATES AND MERCHANDISE CREDITS

The Company sells gift certificates and issues merchandise credits to its customers in the showrooms and through its website. Revenue associated with gift certificates and merchandise credits is deferred until redemption of the gift certificate and merchandise credits. The Company did not recognize any breakage revenue in fiscal 2021 or fiscal 2020 as the Company continues to honor all outstanding gift certificates.

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

JANUARY 31, 2021 AND FEBRUARY 2, 2020

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

There were no impairments during either fiscal 2021 or 2020.

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

If the estimates of the useful lives should change, the Company will amortize the remaining book value over the remaining useful life, or if it is deemed to be impaired a write-down of the value of the asset may be required at such time.

There were no impairments during either fiscal 2021 or 2020.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

The Company’s financing costs are capitalized and amortized over the life of the related financing. The financing costs are treated as debt discounts with the exception of revolving lines of credit. In fiscal 2021, the Company paid $50,000 in connection with an increase in its aggregate commitments under its line of credit. The Company amortized deferred financing costs to interest expense amounts totaling $87,730 in fiscal 2021 and $73,024 in fiscal 2020.

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

In fiscal 2021, the Company recorded impairment charges of $0.2 million, associated with the assets of an underperforming retail location. The impairment charge was calculated using a discounted cash flow model and was recorded in selling, general and administrative in the Company’s consolidated statement of operations. During fiscal 2020, the Company did not record any impairment charges associated with property and equipment.

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

For fiscal years 2021 and 2020 the Company did not have any capitalized deferred direct-response television, postcard and catalogue costs.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING AND CATALOG COSTS (CONTINUED)

Direct-response advertising costs, which are included in prepaid expenses and other current assets, are amortized commencing the date the catalogs and post cards are mailed and the television commercial airs through the estimated period of time for the Company has determined the related advertising impacts sales. There was no balance as of January 31, 2021 and February 2, 2020.

Advertising costs not associated with direct-response advertising are expensed as incurred and were $41,924,487 in 2021 and $29,194,289 in 2020.

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

PRODUCT WARRANTY

Depending on the type of merchandise, the Company offers either a three-year limited warranty or a lifetime warranty. The Company’s warranties require it to repair or replace defective products at no cost to the customer. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The Company periodically reviews the adequacy of its recorded warranty liability. Product warranty expense was approximately $735,000 in fiscal 2021 and $933,000 in fiscal 2020. Warranty reserve was $606,000 as of January 31, 2021 and $1,180,000 as of February 2, 2020.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

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

FAIR VALUE MEASUREMENTS

The carrying amount of the Company’s financial instruments classified as current assets and current liabilities approximate fair values based on the short-term nature of the accounts.

EQUITY-BASED COMPENSATION

The Company’s 2017 Equity Plan provides for awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, cash-based awards and other stock-based awards. The plan allows for the issuance of up to 2,104,889 shares at January 31, 2021 and 1,414,889 shares at February 2, 2020. All awards shall be granted within 10 years from the effective date of the plan. The unit vesting was based on both time and performance. See Note 7 for additional disclosure.

SHIPPING AND HANDLING

Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs incurred are included in cost of merchandise sold. Shipping and handling costs were $63,098,657 in fiscal 2021 and $47,148,918 in fiscal 2020.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

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

In connection with the 2017 reorganization, the intent was that the net operating losses (NOLs) of SAC Acquisition, LLC, a limited liability company that had been historically treated as a C-corporation for federal and state income tax purposes, were to be inherited by the Company. The Company filed a request for a private letter ruling requesting additional time to make a check the box election pursuant to Treas. Reg. 301.7701-3. In PLR-109713-19 dated October 22, 2019 the Company was granted an extension of time of 120 days to file form 8832 “Entity Classification Election.” The completed Form 8832 was filed with The IRS on November 11, 2019.  The Company has maintained the position that the NOLs were inherited from SAC Acquisition in the 2017 reorganization and consistently maintained a full valuation allowance against its NOLs as they were part of deferred income tax assets not likely to be realized.  Accordingly, the resolution of the uncertain tax position regarding the Company’s NOL carry forward during the year did not have an impact on the Company’s financial position or results of operations.  As of January 31, 2021, there were no uncertain tax positions. See Note 5 for additional disclosures.

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

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period. Diluted net income (loss) per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods. In fiscal 2021, the effects of 655,558 unvested restricted stock units and 293,973 common stock warrants were included in the diluted share calculation.

In fiscal 2021, the effects of 495,366 stock options were excluded from the diluted net income per common share calculation because the effects of including these potentially dilutive shares was antidilutive.

In fiscal 2020, there were 1,717,539 of potentially dilutive shares which may be issued in the future, including 183,053 unvested restricted stock units, 495,366 stock options and 1,039,120 common stock warrants. These shares were excluded in the diluted net loss per common share calculation as the effects of including theses potentially dilutive shares was antidilutive.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following new accounting pronouncements were adopted in fiscal 2021:

 In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The Company adopted the guidance in fiscal 2021 and there was not a material effect on the Company’s consolidated financial position and results of operations.

The following new accounting pronouncements, and related impacts on adoption are being evaluated by the Company:

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2020-05 extended the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt this standard beginning with our fiscal 2022. Management has evaluated the impact ASU No. 2016-02 will have on these consolidated financial statements. Based on the initial evaluation, the Company has determined that adopting this standard will have a material impact on our consolidated balance sheet as the Company has a significant number of operating leases.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new Right of Use “ROU” assets and lease liabilities on our balance sheet for our showroom and office real estate leases. We do not expect a significant change in our leasing activities between now and adoption. The Company currently has deferred rent of $7 million in long-term liabilities. On adoption, we currently expect to recognize additional liabilities of approximately $92 million, of which $14 million will be short-term and $78 million will be long-term with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 2 - PROPERTY AND EQUIPMENT, NET

Property and equipment as of January 31, 2021 and February 2, 2020 consists of:

	Estimated Life	2021	2020
Office and store furniture, and equipment	5 Years	$7,729,168	$6,674,950
Software	3 Years	3,628,108	2,652,960
Leasehold improvements	Shorter of estimated useful life or lease term	33,828,176	28,071,912
Tools, Dies, Molds	5 Years	215,412	97,876
Construction in process	NA	2,097,065	2,193,218
		47,497,929	39,690,916
Accumulated depreciation and amortization		(21,629,949)	(15,846,655)
		$25,867,980	$23,844,261

Depreciation expense was $6,099,675 in fiscal 2021 and $4,894,220 in fiscal 2020.

NOTE 3 - OTHER INTANGIBLE ASSETS, NET

A summary of other intangible assets follows:

		January 31, 2021
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$2,387,328	$(1,128,997)	$1,258,331
Trademarks	3 Years	1,239,334	(980,633)	258,701
Other intangibles	5 Years	839,737	(839,737)	-
Total		$4,466,399	$(2,949,367)	$1,517,032

		February 2, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$1,965,794	$(846,898)	$1,118,896
Trademarks	3 Years	982,800	(749,535)	233,265
Other intangibles	5 Years	839,737	(839,737)	-
Total		$3,788,331	$(2,436,170)	$1,352,161

Amortization expense on other intangible assets was $513,197 in fiscal 2021 and $263,842 in fiscal 2020.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 3 - OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Expected amortization expense by fiscal year for these other intangible assets follows:

2022	$281,527
2023	227,727
2024	190,365
2025	156,028
2026	155,027
Thereafter	506,358
$1,517,032

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

A summary of other prepaid and other current assets follows:

	2021	2020

Prepaid insurance	$1,235,866	$1,174,920
Prepaid catalogue costs and related	588,305	3,067,302
Barter credits	2,521,271	374,423
Deposits	997,428	892,611
Prepaid rent	1,704,364	1,297,511
Prepaid inventory	102,263	511,100
Prepaid software licenses	967,045	580,247
Tenant allowance receivable	1,464,206	-
Other	547,605	152,008
	$10,128,353	$8,050,122

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

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

State taxes for the fiscal years ended January 31, 2021 and February 2, 2020, were approximately $86,000 and $43,000 respectively.

The components of deferred income taxes follow:

	2021	2020

Deferred Income Tax Assets
Federal net operating loss carryforward	$7,762,784	$12,455,237
State net operating loss carryforward	1,817,622	2,485,074
Intangible assets	286,297	244,053
Accrued liabilities	4,422,738	1,833,549
Equity-based compensation	1,082,820	503,201
Property and equipment	640,581	1,748,593
Merchandise inventories	330,333	254,034
Charitable Contributions	9,615	-
Total Deferred Income Tax Assets	16,352,790	19,523,741
Valuation Allowance	(16,352,790)	(19,523,741)
Net Deferred Income Tax Asset	$-	$-

The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pre-tax income as follows:

	2021	2020
Provision (benefit) at Federal Statutory rates	$3,110,696	$(3,183,958)
Permanent adjustments	(410,550)	(847,531)
State tax, net of Federal provision (benefit)	495,442	(582,572)
Federal True-ups	61,052	(393,702)
Uncertain tax positions- NOLS	-	(10,753,384)
Change in valuation allowance	(3,170,951)	15,804,459
Income tax provision	$85,689	$43,312

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	2021	2020
Current taxes:
U.S. federal	$-	$-
State and local	85,689	43,312
Total current tax expense	$85,689	$43,312

Deferred taxes:
U.S. federal	$-	$-
State and local	-	-
Total deferred tax expense (benefit)	$-	$-
Total tax provision	$85,689	$43,312

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 5 - INCOME TAXES (CONTINUED)

Differences in terms of percentages are as follows:

	2021	2020
Provision (benefit) at Federal Statutory rates	21.0%	-21.0%
Permanent adjustments	-2.8%	-5.6%
State tax, net of Federal provision (benefit)	3.4%	-3.8%
Federal True-ups	0.4%	-2.6%
Uncertain tax positions- NOLS	0.0%	-70.9%
Change in valuation allowance	-21.4%	104.2%
Income tax provision	0.60%	0.30%

At January 31, 2021 and February 2, 2020, the Company has net operating loss carryforwards available for federal income tax purposes of approximately $36,966,000 and $59,311,000, respectively, which are scheduled to expire in varying amounts from fiscal 2027 to fiscal 2037. In addition, the Company has approximately $30,399,000 and $42,618,000 of state net operating loss carryforwards as of January 31, 2021 and February 2, 2020, respectively. In fiscal 2020 a reserve had been released that was previously recorded against the net operating losses in accordance with ASC 740-10 due to a Private Letter Ruling (“PLR”) that was issued by the IRS. The PLR approved the late filing of Form 8832, “Entity Classification Election”. Due to the filing of this form, the Company believes that the Federal and State NOLs will be available for future utilization.

As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses. As a result of issuance, sales and other transactions involving the Company’s stock, the Company experienced an ownership change during fiscal years ended January 31, 2011, February 3, 2019, and January 31, 2021 which have caused such federal net operating losses to be subject to limitation under Section 382. The annual base limitation from 2011, 2019, and 2021 are approximately $302,000, $5,888,000, and $7,665,000 respectively. The Company is entitled to additional limitation based on the net unrealized built-in gain computation, which results in additional limitation of approximately $40,000,000 over the next 5 years. There is no impact on the overall provision since the Company has a full valuation allowance against its deferred tax assets.

During fiscal year ending January 31, 2021 and February 2, 2020, the Company increased/(decreased) the valuation allowance by approximately ($3,171,000) and $15,804,000 respectively.

The changes in the amount of unrecognized tax benefits in the fiscal years ending January 31, 2021 and February 2, 2020 were as follows:

	2021	2020
Beginning balance	$-	$10,753,384
Additions for tax positions acquired	-	-
Additions for tax positions related to current year	-	-

Tax positions of prior years:
Payments	-	-
Settlements	-	-
Release	-	(10,753,384)
Ending balance	$-	$-

The Company adopted FAS Accounting Standard 2013-11. The pronouncement requires the Company to offset its uncertain tax positions against certain deferred tax assets in the same jurisdiction.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 6 - COMMITMENTS, CONTINGENCIES AND RELATED PARTIES

OPERATING LEASE COMMITMENTS

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through November 2027. Monthly payments related to these leases range from $2,500 to $45,600. Total rent expense including common area maintenance charges sales percentage rent and deferred rent expense was $21,380,844 in fiscal 2021 and $19,676,958 in fiscal 2020.

Expected future annual minimum rental payments under these leases follow:

2022	$14,312,251
2023	13,220,110
2024	13,038,353
2025	12,125,283
2026	10,762,696
2027	8,883,670
Thereafter	20,093,465
$92,435,828

The above disclosure includes lease extensions for various retail showrooms the Company entered into after year end.

SEVERANCE CONTINGENCY

The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those associates are terminated without cause. The total amount of exposure to the Company under these agreements was $4,009,943 at January 31, 2021 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.

RELATED PARTIES

Our equity sponsor Mistral Capital Management, LLC (“Mistral”) performs management services for the Company under a contractual agreement. Certain of our directors are members and principals of Mistral. Management fees incurred were approximately $400,000 in both fiscal 2021 and 2020 and are included in selling, general and administrative expenses. There was $0 payable to Mistral as of January 31, 2021 and $2,000 payable to Mistral as of February 2, 2020. The amount payable to Mistral as of February 2, 2020 is included in accrued liabilities in the accompanying consolidated balance sheet. In addition, the Company reimbursed Mistral for expenses incurred in the amount of $1,959 and $44,140 for out-of-pocket expenses for fiscal 2021 and 2020, respectively. The Company’s contractual agreement with Mistral ended on January 31, 2021.

Our equity sponsor Satori Capital, LLC (“Satori”) performs management services for the Company under a contractual agreement. Management fees totaled approximately $100,000 in both fiscal 2021 and 2020 and are included in selling, general and administrative expenses. Amounts payable to Satori as of January 31, 2021 were $8,333 consisting of management fees which were included in accounts payable in the accompanying consolidated balance sheet as of January 31, 2021. Amounts payable to Satori as of February 2, 2020 were $95,000 consisting of $25,000 in management fees and $70,000 of reimbursable expenses which were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. In addition, the Company reimbursed Satori for expenses incurred in the amount of $51,614 and $70,000 for out-of-pocket expenses for fiscal 2021 and 2020, respectively. The Company’s contractual agreement with Satori ended on January 31, 2021.

The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral, as an ecommerce platform in February 2018. One of our directors is also a director of Blueport. There were $2,143,392 and $1,833,154 of fees incurred with Blueport that were related to sales transacted through the Blueport platform during fiscal 2021 and 2020, respectively. There was an additional $663,572 of fees incurred with Blueport during fiscal 2021 related to Lovesac’s early termination of our contract in order to launch a new enhanced ecommerce platform. There no amounts payable as of January 31, 2021. Amount payable to Blueport as of February 2, 2020 was $150,508 and is included in accounts payable in the accompanying consolidated balance sheets.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 7 - STOCKHOLDERS’ EQUITY

COMMON STOCK WARRANTS

In fiscal 2020, the Company issued 18,166 warrants to a third party in connection with previous equity raise. These warrants were valued using the Black-Scholes model, with similar assumptions to the June 2018 warrants. The warrants had a fair value of approximately $130,000. Of these warrants, 17,396 were exercised on May 14, 2019.

The warrants may be exercised at any time following the date of issuance during the period prior to their expiration date. The fair value of each warrant is estimated on the date of grant using the Black-Scholes model. Expected volatilities are based on the Company’s historical volatility and comparable Companies’ historical volatility for periods when there is not sufficient historical pricing to base the estimate of volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances. The risk-free rate is based on the U.S. treasury yield in effect at the time of the grant.

May 2019
Warrants	18,166
Expected volatility	44%
Expected dividend yield	0%
Expected term (in years)	3.00
Risk-free interest rate	2.69%
Exercise price	$16.00
Calculated fair value of warrant	$7.16

The following represents warrant activity during fiscal 2021 and 2020:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants Outstanding at February 3, 2019	$16.83	1,067,475	2.93
Warrants issued	16.00	18,166	2.40
Expired and canceled	-	-	-
Exercised	16.00	(46,521)	(2.15)
Warrants outstanding at February 2, 2020	16.83	1,039,120	1.93
Warrants issued	-	-	-
Expired and canceled	-	-	-
Exercised	16.00	(745,147)	(0.41)
Outstanding at January 31, 2021	$19.07	293,973	2.57

In fiscal 2021, 738,897 warrants exercised were cashless, whereby the holders received fewer shares of common stock in lieu of a cash payment to the Company. Warrants exercised in fiscal 2021resulted in the issuance of 439,447 common shares. Warrants exercised in fiscal 2020 resulted in the issuance of 27,246 common shares.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

EQUITY INCENTIVE PLANS

The Company adopted the 2017 Equity Plan which provides for Awards in the form of Options, Stock Appreciation rights, Restricted Stock Awards, Restricted Stock Units, Performance shares, Performance Units, Cash-Based Awards and Other Stock-Based Awards. All awards shall be granted within 10 years from the effective date of the Plan.

On June 5, 2019, the stockholders approved an amendment and restatement of the 2017 Equity Plan that among other things increased the number of shares of common stock reserved for issuance from 615,066 to 1,414,889 share of common stock.

In June 2019, the Company granted 495,366 Non statutory Stock options to certain officers of the Company with an option price of $38.10 per share. 100% of the stock options are subject to vesting on the first trading day after the date on which the closing price of the Company’s stock price has been at least $75 for 60 consecutive trading days so long as this goal has been attained by June 5, 2022 or the options will terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The 495,366 stock options were modified to extend the term of the options through June 5, 2024. This resulted in additional compensation of approximately $874,000, of which, $315,000 was recorded upon modification and the remaining expense was recognized over the remaining expected term.

In December 2019, SAC LLC distributed the shares of the Company’s common stock it held. In connection with the distribution officers of the Company agreed to exchange and modify options that were held at SAC LLC for shares of vested common stock of the Company. Pursuant to the exchange SAC LLC transferred 175,478 shares of common stock to the Company and the Company immediately cancelled these shares. The Company then issued to the former option holders the number of those shares pursuant to the 2017 Equity Plan and withheld 73,507 shares to satisfy taxes associated with the issuance.

In June 2020, the stockholders of the Company approved an amendment to the 2017 Equity Plan that increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan by 690,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2017 Equity Plan increased from 1,414,889 to 2,104,889 shares of common stock.

A summary of the status of our stock options as of January 31, 2021 and February 2, 2020, and changes during fiscal years then ended, is presented below:

For the years ended January 31, 2021 and February 2, 2020
	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at February 3, 2019	-	$-	-	-
Granted	495,366	38.10
Exercised	-	-
Expired and canceled	-	-
Vested	-	-
Outstanding at February 2, 2020	495,366	$38.10	2.34	-
Granted	-	$-
Exercised	-	-
Expired and canceled	-	-
Vested	-	-
Outstanding at January 31, 2021	495,366	$38.10	3.35	-
Exercisable at the end of the period	-	-	-	-

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

EQUITY INCENTIVE PLANS (CONTINUED)

A summary of the status of our unvested restricted stock units as of January 31, 2021 and February 2, 2020, and changes during fiscal years then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 3, 2019	377,286	$11.16
Granted	130,898	23.63
Forfeited	(20,470)	16.21
Vested	(304,661)	12.75
Unvested at February 2, 2020	183,053	21.34
Granted	627,940	16.94
Forfeited	(5,701)	11.86
Vested	(149,734)	16.24
Unvested at January 31, 2021	655,558	$18.86

Equity-based compensation expense was approximately $4.7 and $4.9 million for fiscal 2021 and 2020, respectively. In fiscal 2020, all the unvested restricted stock units for certain senior executives of the Company that were granted prior to the  accelerated vesting trigger, vested according to the accelerated vesting trigger in their restricted stock unit agreements. The triggering event was the market capitalization of the Company post-IPO, exceeding $300 million for 60 consecutive trading days and the expiration of the lock-up period. This accelerated vesting resulted in equity based compensation in the amount of $2.9 million. In December 2019, the exchange and modification of options that were held at SAC LLC resulted in approximately $313,000 of equity-based compensation expense.

The total unrecognized equity based compensation cost related to unvested stock option and restricted unit awards was approximately $5.3 million as of January 31, 2021 and will be recognized in operations over a weighted average period of 2.65 years.

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

NOTE 8 - EMPLOYEE BENEFIT PLAN

In February 2017, the Company established the TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit Sharing Contributions. All associates of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete 1 month of service. Participants will be able to contribute up to 100% of their eligible Compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan for fiscal 2021 and 2020 were approximately $482,000 and $406,000, respectively.

NOTE 9 - FINANCING ARRANGEMENTS

CREDIT LINE

On February 6, 2018, the Company established a line of credit with Wells. The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of January 31, 2021, the Company’s borrowing availability under the line of credit with Wells Fargo was $15.9 million. As of January 31, 2021, there was no outstanding balance on this line of credit.

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

THE LOVESAC COMPANY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2021 AND FEBRUARY 2, 2020

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

The Company’s sales by product which are considered one segment are as follows:

	Fiscal year ending
	January 31, 2021	February 2, 2020

Sactionals	$271,018,545	$188,436,976
Sacs	44,974,677	39,640,676
Other	4,744,528	5,299,727

	$320,737,750	$233,377,379

NOTE 11 - BARTER ARRANGEMENTS

The Company has a bartering arrangement with Icon International, Inc., or “Icon”, a vendor, whereby the Company will provide inventory in exchange for media credits. During fiscal 2020, the Company exchanged $1,097,488 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset of $1,055,185 which is included in “Prepaid and other current assets” on the accompanying consolidated balance sheet. The barter credits in amount of $1,055,185 were used in full during fiscal 2021. During fiscal 2021, the Company exchanged $3,169,825 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset account of $2,937,035 which is included in “Prepaid and other current assets” on the accompanying consolidated balance sheet. The Company had $2,521,271 of unused media credits remaining as of January 31, 2021.

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