Form 10-Q
period 2021-05-02
Lovesac Co
filed 2021-06-11
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 7, 2021, there were 15,095,160 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MAY 2, 2021

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other legal authority, which statements may involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeline, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 2, 2021	January 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$65,740,400	$78,341,101
Trade accounts receivable	6,895,679	4,513,460
Merchandise inventories	55,956,132	50,416,712
Prepaid expenses and other current assets	11,609,793	10,128,353
Total Current Assets	140,202,004	143,399,626

Property and equipment, net	26,830,716	25,867,980
Operating lease right-of-use assets	90,745,429	-

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	1,192,568	1,517,032
Deferred financing costs, net	68,003	90,671
Total Other Assets	1,404,133	1,751,265

Total Assets	$259,182,282	$171,018,871

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$17,745,185	$24,310,972
Accrued expenses	13,931,405	17,187,694
Payroll payable	8,134,045	6,361,677
Customer deposits	7,843,326	5,992,633
Current operating lease liabilities	14,287,019	-
Sales taxes payable	1,785,519	2,470,593
Total Current Liabilities	63,726,499	56,323,569

Deferred Rent	-	6,748,747
Operating Lease Liability, long-term	84,732,550	-
Line of Credit	41,673	-

Total Liabilities	148,500,722	63,072,316

Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of May 2, 2021 and January 31, 2021.	-	-
Common Stock $.00001 par value, 40,000,000 shares authorized, 15,018,530 shares issued and outstanding as of May 2, 2021 and 15,011,556 shares issued and outstanding as of January 31, 2021.	150	150
Additional paid-in capital	172,056,558	171,382,086
Accumulated deficit	(61,375,148)	(63,435,681)

Stockholders’ Equity	110,681,560	107,946,555

Total Liabilities and Stockholders’ Equity	$259,182,282	$171,018,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen weeks ended
	May 2, 2021	May 3, 2020
Net sales	$82,915,419	$54,372,407
Cost of merchandise sold	36,839,311	27,088,838
Gross profit	46,076,108	27,283,569

Operating expenses
Selling, general and administration expenses	30,718,182	25,831,402
Advertising and marketing	10,680,365	8,195,585
Depreciation and amortization	2,419,704	1,635,660
Total operating expenses	43,818,251	35,662,647

Operating income (loss)	2,257,857	(8,379,078)
Interest (expense) income, net	(44,138)	56,356
Net income (loss) before taxes	2,213,719	(8,322,722)
Provision for income taxes	(153,186)	(25,029)
Net income (loss)	$2,060,533	$(8,347,751)

Net income (loss) per common share:
Basic	$0.14	$(0.58)
Diluted	$0.13	$(0.58)

Weighted average number of common shares outstanding:
Basic	15,034,954	14,480,081
Diluted	16,073,021	14,480,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED MAY 2, 2021 AND MAY 3, 2020

(unaudited)

	Common		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - February 2, 2020	14,472,611	$145	168,317,210	$(78,162,828)	$90,154,527
Net loss	-	-	-	(8,347,751)	(8,347,751)
Equity based compensation	-	-	898,077	-	898,077
Vested restricted stock units	35,776	-	-	-	-
Taxes paid for net share settlement of equity awards	-	-	(149,512)	-	(149,512)
Balance - May 3, 2020	14,508,387	$145	$169,065,775	$(86,510,579)	$82,555,341

Balance - January 31, 2021	15,011,556	$150	$171,382,086	$(63,435,681)	$107,946,555
Net income	-	-	-	2,060,533	2,060,533
Equity based compensation	-	-	654,472	-	654,472
Vested restricted stock units	4,868	-	-	-	-
Exercise of Warrants	2,106	-	20,000	-	20,000
Balance - May 2, 2021	15,018,530	$150	$172,056,558	$(61,375,148)	$110,681,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirteen weeks ended
	May 2, 2021	May 3, 2020
Cash Flows from Operating Activities
Net income (loss)	$2,060,533	$(8,347,751)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,956,383	1,557,289
Amortization of other intangible assets	463,321	78,371
Amortization of deferred financing fees	22,668	19,726
Equity based compensation	654,472	898,077
Deferred rent	-	140,298
Non-cash operating lease cost	3,546,304	-
Changes in operating assets and liabilities:
Trade accounts receivable	(2,382,219)	112,335
Merchandise inventories	(5,539,420)	2,980,697
Prepaid expenses and other current assets	(546,671)	2,166,595
Accounts payable and accrued expenses	(8,290,368)	(3,204,128)
Operating Lease Liabilities	(3,400,094)	-
Customer deposits	1,850,693	3,085,377
Net Cash Used in Operating Activities	(9,604,398)	(513,114)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,919,119)	(2,142,086)
Payments for patents and trademarks	(138,857)	(205,556)
Net Cash Used in Investing Activities	(3,057,976)	(2,347,642)

Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	-	(149,512)
Proceeds from the exercise of warrants	20,000	-
Proceeds from the line of credit	41,673	-
Payment of deferred financing costs	-	(50,000)
Net Cash Provided by (Used in) Financing Activities	61,673	(199,512)

Net Change in Cash and Cash Equivalents	(12,600,701)	(3,060,268)
Cash and Cash Equivalents - Beginning	78,341,101	48,538,827
Cash and Cash Equivalents - Ending	$65,740,400	$45,478,559

Supplemental Cash Flow Disclosures
Cash paid for taxes	$61,000	$25,029
Cash paid for interest	$8,071	$16,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MAY 2, 2021 AND MAY 3, 2020

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet of The Lovesac Company (the “Company”, “we”, “us” or “our”) as of January 31, 2021, which has been derived from our audited financial statements as of and for the 52-week year ended January 31, 2021, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen weeks ended May 2, 2021 and May 3, 2020 are not necessarily indicative of results to be expected for the full fiscal year.

Nature of Operations

The Company is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary “Designed for Life” approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online sales directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms as well as through shop-in-shops and pop-up-shops with third party retailers. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic and, in the following weeks, the U.S. federal, state and local governments issued lockdown orders and related safety measures impacting the operations of our showrooms and consumer demand. Although there has been a general improvement in conditions, there continues to be significant uncertainties around the scope and severity of the pandemic, its impact on the global economy, including supply chains, and other business disruptions that may impact our operating results and financial condition. We continue to follow the guidance issued by federal, state and local governments and health organizations and have taken measures to protect the safety of our associates and customers.

Operations and Liquidity

The Company has incurred significant operating losses and used cash in its operating activities since inception. Operating losses have resulted from inadequate sales levels for the cost structure and expenses as a result of expanding into new markets, opening new showrooms, and investments into advertising, marketing and infrastructure to support increases in revenues. The Company plans to continue to open new retail showrooms in larger markets and increase its shop-in-shop relationships to increase sales levels and invest in advertising and marketing initiatives to increase brand awareness. There can be no assurance that anticipated sales levels will be achieved. The Company believes that based on its current sales and expense levels, projections for the next twelve months, current cash on hand and the credit facility with Wells Fargo Bank, National Association, see Note 7, the Company will have sufficient working capital to cover operating cash needs through the twelve month period from the financial statement issuance date.

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

The following new accounting pronouncements were adopted in fiscal 2022:

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2020-05 extended the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted the guidance in fiscal 2022 and there was not a material effect on the Company’s consolidated results of operations.

Adoption of this standard resulted in the recognition of operating lease right-to-use (“ROU”) assets and corresponding lease liabilities of approximately $90 million and $97 million, respectively, and reclassification of deferred rent of $6.7 million as a reduction of the right-of-use assets on the consolidated balance sheet as of February 1, 2021. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

NOTE 3 - INTANGIBLE ASSETS, NET

A summary of intangible assets is as follows:

		May 2, 2021
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$2,495,408	$(1,483,452)	$1,011,956
Trademarks	3 Years	1,270,111	(1,089,499)	180,612
Other intangibles	5 Years	839,737	(839,737)	-
Total		$4,605,256	$(3,412,688)	$1,192,568

		January 31, 2021
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$2,387,328	$(1,128,997)	$1,258,331
Trademarks	3 Years	1,239,334	(980,633)	258,701
Other intangibles	5 Years	839,737	(839,737)	-
Total		$4,466,399	$(2,949,367)	$1,517,032

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $463,321 and $78,371 for the thirteen weeks ended May 2, 2021 and May 3, 2020 respectively.

As of May 2, 2021, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

Remainder of Fiscal 2022	$206,758
2023	165,401
2024	147,995
2025	121,669
2026	119,449
2027	117,796
Thereafter	313,500
$1,192,568

NOTE 4 - INCOME TAXES

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax provision or benefit on its operating income or losses for the thirteen weeks ended May 2, 2021 and May 3, 2020.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively, and the Company does not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

NOTE 5 - BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period. Diluted net income (loss) per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods. In the thirteen weeks ended May 2, 2021, the effects of 652,052 unvested restricted stock units, 495,366 stock options and 291,598 common stock warrants were included in the diluted share calculation.

In the thirteen weeks ended May 3, 2020, there were 1,760,245 of potentially dilutive shares which may be issued in the future, including 225,759 unvested restricted stock units, 495,366 stock options and 1,039,120 common stock warrants. These shares were excluded in the diluted net loss per common share calculation as the effects of including theses potentially dilutive shares was antidilutive.

NOTE 6 - COMMITMENTS, CONTINGENCY AND RELATED PARTIES

Leases

The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through June 2031. The Company determines if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Certain operating leases have renewal options and rent escalation clauses. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.

Lease right-of-use assets represent the right to use an underlying asset pursuant to the lease for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease right-of-use assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate generally applicable to the location of the lease right-of-use asset, unless an implicit rate is readily determinable. We combine lease and certain non-lease components for our showroom real estate leases in determining the lease payments subject to the initial present value calculation. Lease right-of-use assets include upfront lease payments and exclude lease incentives, where applicable. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include certain index-based changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. In addition, certain of our equipment lease agreements include variable lease payments, which are based on the usage of the underlying asset. The variable portion of payments are not included in the initial measurement of the asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred.

ASC 842 requires companies to use the rate implicit in the lease whenever that rate is readily determinable and if the interest rate is not readily determinable, then a lessee may use its incremental borrowing rate. Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our ROU asset and lease liability, we determined our incremental borrowing rate by computing the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) at an amount equal to the total lease payments and (iv) in a similar economic environment. We used the incremental borrowing rates we determined as of February 1, 2021 for operating leases that commenced prior to that date. In the case an interest rate is implicit in a lease we will use that rate as the discount rate for that lease. The lease term for all of our lease arrangements include the noncancelable period of the lease plus, if applicable, any additional periods covered by an option to extend the lease that is reasonably certain to be exercised by the Company. Our leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Some of our leases contain variable lease payments based on a Consumer Price Index or percentage of sales, which are excluded from the measurement of the lease liability.

The Company’s lease terms and rates are as follows:

May 2, 2021
Weighted average remaining lease term (in years)
Operating Leases	7.1

Weighted average discount rate
Operating Leases	3.70%

The following table discloses the amount of our lease expense within our condensed consolidated statement of operations (in thousands):

Thirteen weeks ended May 2, 2021
Operating Lease Cost	$3,546
Short term lease cost	167
Additional lease cost (1)	2,087
Total Lease Expense	$5,800

(1)	Additional lease payments include index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease

The following table discloses the location and amount of our operating lease costs within our condensed consolidated balance sheets:

	Balance sheet location	May 2, 2021
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$90,745,429

Liabilities
Current:
Operating leases	Current operating lease liabilities	14,287,019
Noncurrent:
Operating leases	Operating lease liability, long term	84,732,550
Total lease liabilities		$99,019,569

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of May 2, 2021:

Remainder 2022	$11,395,157
2023	17,121,688
2024	16,836,144
2025	15,654,092
2026	13,969,500
Thereafter	38,086,783
Total undiscounted future minimum lease payments	113,063,364
Less: imputed interest	(14,043,795)
Total present value of lease obligations	99,019,569
Less: current operating lease liability	(14,287,019)
Operating lease liability- long term	$84,732,550

Monthly payments related to these leases range from $2,500 to $45,600.

Supplemental Cash Flow information and non-cash activity related to our operating leases is as follows (in thousands):

For the thirteen weeks ended May 2, 2021
Operating cash flow information:
Amounts paid on operating lease liabilities	$4,070

Non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$4,743

Severance Contingency

The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those associates are terminated without cause. The total amount of exposure to the Company under these agreements was $4,493,468 at May 2, 2021 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.

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

Related Parties

Our equity sponsor Mistral Capital Management, LLC (“Mistral”) performed management services for the Company under a contractual agreement that ended on January 31, 2021. Certain of our directors are members and principals of Mistral. Management fees totaled approximately $100,000 for the thirteen weeks ended May 3, 2020, and are included in selling, general and administrative expenses. There was $15,213 in amounts payable to Mistral as of May 2, 2021 and January 31, 2021 and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Our equity sponsor Satori Capital, LLC (“Satori”) performed management services for the Company under a contractual agreement that ended on January 31, 2021. One of our directors is a partner at Satori. Management fees totaled approximately $25,000 for the thirteen weeks ended May 3, 2020, and are included in selling, general and administrative expenses. There were no amounts payable to Satori as of May 2, 2021. Amounts payable to Satori as of January 31, 2021 were $8,333 consisting of management fees which were included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company reimbursed Satori for expenses incurred in the amount of $36,401 for out-of-pocket expenses for the thirteen weeks ended May 3, 2020.

The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral, as an ecommerce platform in February 2018. One of our directors is also a director of Blueport. There were $482,848 of fees incurred with Blueport sales transacted through the Blueport platform during the thirteen weeks ended May 3, 2020. There were no amounts payable to Blueport as of May 2, 2021 and January 31, 2021, respectively. The Company terminated the Blueport contract in fiscal 2021 in order to launch a new enhanced ecommerce platform.

NOTE 7 - FINANCING ARRANGEMENTS

The Company has a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of May 2, 2021, and January 31, 2021, the Company’s borrowing availability under the line of credit with Wells was $18.1 and $15.9 million, respectively. As of May 2, 2021, we had borrowings of $41,673 relating to fees associated with the line of credit. As of January 31, 2021, there were no borrowings outstanding on this line of credit.

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

NOTE 8 - STOCKHOLDERS’ EQUITY

Common Stock Warrants

The following represents warrant activity during the thirteen weeks ended May 2, 2021 and May 3, 2020:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants Outstanding at February 2, 2020	$16.83	1,039,120	1.93
Warrants issued	-	-	-
Expired and canceled	-	-	-
Exercised	-	-	-
Outstanding at May 3, 2020	$16.83	1,039,120	1.68

Warrants Outstanding at January 31, 2021	$19.07	293,973	2.57
Warrants issued	-	-	-
Expired and canceled	-	-	-
Exercised	16.00	(2,375)	0.16
Outstanding at May 2, 2021	$19.11	291,598	2.09

In the thirteen weeks ended May 2, 2021, a total of 1,125 warrants were exercised on a cashless basis, whereby the holders received fewer shares of common stock in lieu of a cash payment to the Company. Warrants exercised in the thirteen weeks ended May 2, 2021 resulted in the issuance of 2,106 common shares.

Equity Incentive Plans

The Company adopted the 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based Awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. The number of shares of common stock reserved for issuance under the 2017 Equity Plan was 2,104,889 at March 31, 2021.

Stock options

In June 2019, the Company granted 495,366 non-statutory stock options to certain officers of the Company with an option price of $38.10 per share. 100% of the stock options are subject to vesting on the first trading day after the date on which the average closing price of the Company’s common stock has been at least $75 for 40 consecutive trading days so long as this goal has been attained by June 5, 2024 or the options will terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The 495,366 stock options were modified in fiscal 2021 to extend the term of the options through June 5, 2024. This resulted in additional compensation of approximately $874,000, of which, $315,000 was recorded upon modification and the remaining expense was recognized over the remaining expected term.

A summary of the status of our stock options as of May 2, 2021 and May 3, 2020, and the changes during the thirteen weeks ended May 2, 2021 and May 3, 2020 are presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at February 2, 2020	495,366	$38.10	2.34	-
Exercised	-
Expired and canceled	-
Vested	-
Outstanding at May 3, 2020	495,366	$38.10	2.09	-
Exercisable at the end of the period	-	-	-	-

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 31, 2021	495,366	$38.10	3.35	-
Exercised	-
Expired and canceled	-
Vested	-
Outstanding at May 2, 2021	495,366	$38.10	3.10	22.87
Exercisable at the end of the period	-	-	-	-

Restricted stock units

A summary of the status of our unvested restricted stock units as of May 2, 2021 and May 3, 2020, and changes during the thirteen weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2020	183,053	$21.34
Granted	93,290	6.77
Forfeited	(265)	14.83
Vested	(50,319)	6.47
Unvested at May 3, 2020	225,759	$18.65

	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2021	655,558	$18.86
Granted	6,000	53.82
Forfeited	(4,638)	16.64
Vested	(4,868)	8.86
Unvested at May 2, 2021	652,052	$19.27

Equity based compensation expense was approximately $0.7 and $0.9 million for the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively.

The total unrecognized equity-based compensation cost related to unvested stock option and restricted stock awards was $4,512,543 as of May 2, 2021 and will be recognized in operations over a weighted average period of 2.25 years.

NOTE 9 - EMPLOYEE BENEFIT PLAN

In February 2017, the Company established the TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All associates of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan were $155,682 and $117,280 for the thirteen weeks ended May 2, 2021 and May 3, 2020 respectively.

NOTE 10 - SEGMENT INFORMATION

The Company operates within a single reporting segment. The chief operating decision makers of the Company are the Chief Executive Officer and the President and Chief Operating Officer. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas including economic characteristics, class of consumer, nature of products and distribution method and products are a singular group of products which make up over 95% of net sales.

	Thirteen weeks ended
	May 2, 2021	May 3, 2020
Sactionals	$74,010,529	$43,807,567
Sacs	7,140,873	9,657,072
Other	1,764,017	907,768
	$82,915,419	$54,372,407

NOTE 11 - BARTER ARRANGEMENTS

The Company has a bartering arrangement with Icon International, Inc. (“Icon”), a vendor, whereby the Company will provide inventory in exchange for media credits During fiscal 2021, the Company exchanged $3,169,825 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset account of $2,937,035 which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet. During the first quarter of fiscal 2022, the Company used $544,323 in media credits. There were no additional barter arrangements entered into in the thirteen weeks ended May 2, 2021. The Company had $1,976,948 and $2,521,271 of unused media credits remaining as of May 2, 2021 and January 31, 2021, respectively.

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

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed consolidated statement of operations and an increase in inventory and customers returns liability on the condensed consolidated balance sheets. As of May 2, 2021, and January 31, 2021 there was a returns allowance recorded on the condensed consolidated balance sheet in the amount $1,109,023 and $2,226,723 respectively, which was included in accrued expenses and $219,405 and $334,896, respectively, associated with sales returns included in merchandise inventories.

In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s condensed consolidated balance sheet. As of May 2, 2021, and January 31, 2021, the Company recorded under customer deposit liabilities the amount of $7,843,326 and $5,992,633 respectively. During the thirteen weeks ended May 2, 2021 and May 3, 2020, the Company recognized approximately $5,992,633 and $1,653,597, respectively, related to our customer deposits.

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

	Thirteen weeks ended
	May 2, 2021	May 3, 2020
Showrooms	$48,985,875	$18,118,141
Internet	25,175,029	30,064,037
Other	8,754,515	6,190,229
	$82,915,419	$54,372,407

The Company has no foreign operations and its sales to foreign countries was less than .01% of total net sales in both fiscal 2022 and 2021.

The Company had no customers in fiscal 2022 or 2021 that comprise more than 10% of total net sales.

See Note 10 for sales disaggregated by product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Sales of this product were $7.1 million for the thirteen weeks ended May 2, 2021, as compared to $9.7 million in the thirteen weeks ended May 3, 2020. The decrease was related to less promotional activity in fiscal 2022 as compared to the first quarter of last year.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic and, in the following weeks, the U.S. federal, state and local governments issued lockdown orders and related safety measures impacting the operations of our showrooms and consumer demand. Although there has been a general improvement in conditions, there continues to be significant uncertainties around the scope and severity of the pandemic, its impact on the global economy, including supply chain, and other business disruptions that may impact our operating results and financial condition. We continue to follow the guidance issued by federal, state and local governments and health organizations and have taken measures to protect the safety of our associates and customers, including frequent cleaning of our showrooms and offices, offering remote work opportunities, adopting appropriate social distancing protocols, using personal protective equipment, in-store protective plexiglass barriers, touchless transactions and other measures.

While the COVID-19 pandemic led to shifts in the way in which we operated in fiscal 2021, including temporarily closures of all of our showroom locations, a reduction in workforce and a temporary reduction in compensation payable to our associates and directors, we continued to serve our customers through our online channels as our products can be easily configured, shopped online and delivered quickly in a touchless way, coupled with consumers’ demand for home related products and solutions. As our showrooms are now fully reopened, we continue to experience growth as our net sales increased $28.5 million, or 52.5%, to $82.9 million for the thirteen weeks ended May 2, 2021, compared to $54.4 million for the thirteen weeks ended May 3, 2020. Retail sales drove an increase of $30.9 million, or 170.4%, to $49.0 million for the thirteen weeks ended May 2, 2021 compared to $18.1 million for the thirteen weeks ended May 3, 2020 mainly due to COVID-19 related closures of all our showroom locations in the prior year period which more than offset the decrease in our internet sales (sales made directly to customers through our ecommerce channel) of $4.9 million, or 16.3% in the same time periods. New customers increased by 2.3% for the thirteen weeks ended May 2, 2021 as compared to 57.7% for the thirteen weeks ended May 3, 2020 due to large number of new internet customers acquired related to the Heroes campaign and the temporary closures of all showroom locations.

Although all of our showrooms reopened to the public in fiscal 2021, we believe that the pandemic has contributed to an acceleration in the shift of commerce to online sales which resulted in an increase in sales on our ecommerce platform and a slight decline in showroom sales in fiscal 2021. Due to the significant growth of our ecommerce platform, we have adapted our systems, technology and supply chain and logistics capabilities to manage the increase in online demand. We plan to continue to develop our digital capabilities and invest in our technological infrastructure, however, it is possible that this increased ecommerce demand may not continue in future periods. We continue to monitor changes in the retail landscape resulting from COVID-19 and take actions necessary to support our business growth and strategy.

Product Overview

Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.

●	Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 89.3% of our sales for the thirteen weeks ended May 2, 2021, or $74.0 million, as compared to 80.6% of our sales for the thirteen weeks ended May 3, 2020, or $43.8 million.

●	Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings.

●	Accessories. Our accessories complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, Footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes and our unique Sactionals Power Hub, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences.

Sales Channels

We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through four distinct, brand-enhancing channels.

●	Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales completed through this channel accounted for 30.4% of total net sales for the thirteen weeks ended May 2, 2021, down from 55.3% for the thirteen weeks ended May 3, 2020, as our showrooms have fully reopened.

●	Showrooms. We market and sell our products through 116 showrooms at top tier malls, lifestyle centers and street locations in 37 states in the U.S. We carefully select the best small-footprint retail locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and will be the standard for future showrooms. Our new showroom concept utilizes technology in more experiential ways to increase traffic and sales.

●	Other touchpoints. We augment our showrooms with other touchpoint strategies including in store pop-up- shops and shop-in-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. We hosted 0 and 135 pop-up-shops at Costco locations for the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively. We operated 2 temporary online pop-ups on Costco.com and operated 4 shop-in-shops at Best Buy locations and online at BestBuy.com for the thirteen weeks ended May 2, 2021. We expect to continue hosting temporary online pop-ups on Costco.com and do not currently expect any further contribution from Costco in store pop-up-shops. Other sales which includes pop-up-shop sales and shop-in-shop sales accounted for 10.6% and 11.4% of our total sales for the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively.

SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our summary condensed consolidated financial and other data as of and for the periods indicated. The condensed consolidated statement of operations data and the condensed consolidated statement of cash flow data for the thirteen weeks ended May 2, 2021 and May 3, 2020 and the summary condensed consolidated balance sheet data as of May 2, 2021 and May 3, 2020, are derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed consolidated financial statements.

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

	Thirteen weeks ended
(dollars in thousands, except per share data)	May 2, 2021	May 3, 2020
Condensed Consolidated Statement of Operations Data:
Net Sales
Showrooms	$48,986	$18,118
Internet	25,175	30,064
Other	8,754	6,190
Total net sales	82,915	54,372

Cost of merchandise sold	36,839	27,089

Gross profit	46,076	27,283

Operating Expenses
Selling, general and administrative expenses	30,718	25,831
Advertising and marketing	10,680	8,196
Depreciation and amortization	2,420	1,636

Total operating expenses	43,818	35,662

Operating income (loss)	2,258	(8,379)

Interest (expense) income, net	(44)	56

Net income (loss) before taxes	2,214	(8,323)

Provision for income taxes	(153)	(25)

Net income (loss)	$2,061	$(8,348)
Net Income (Loss) Attributable to Common Stockholders	$2,061	$(8,348)

Net income (loss) per common share:
Basic (1)	$0.14	$(0.58)
Diluted (1)	$0.13	$(0.58)

Weighted average number of common shares outstanding:
Basic	15,034,954	14,480,081
Diluted	16,073,021	14,480,081

	Thirteen weeks ended
(dollars in thousands)	May 2, 2021	May 3, 2020
EBITDA (2)(3)	$4,678	$(6,743)
Adjusted EBITDA (2)(3)	$5,332	$(5,692)

	As of
(dollars in thousands)	May 2, 2021	May 3, 2020
Balance Sheet Data:
Cash and cash equivalents	$65,740	$45,479
Working capital	75,702	59,593
Total assets	264,603	118,086
Total liabilities	153,921	35,531
Total stockholders’ equity	110,682	82,555

	Thirteen weeks ended
(dollars in thousands)	May 2, 2021	May 3, 2020
Condensed Consolidated Statement of Cash flow Data:
Net Cash Used in Operating Activities	$(9,604)	$(513)
Net Cash Used in Investing Activities	(3,058)	(2,348)
Net Cash Provided by (Used in) Financing Activities	62	(200)
Net change in cash and cash equivalents	(12,601)	(3,060)
Cash and cash equivalents at the end of the period	65,740	45,479

(1)	For the calculation of basic and diluted net income (loss) per share, see Note 5 and Note 8 to our condensed consolidated financial statements.

(2)	EBITDA and Adjusted EBITDA are “Non-GAAP Measures” that are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance.

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

(3)	We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include management fees, equity-based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance.

Reconciliation of Non-GAAP Financial Measures

The following provides a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen weeks ended	Thirteen weeks ended
(dollars in thousands)	May 2, 2021	May 3, 2020
Net income (loss)	$2,061	$(8,348)
Interest expense (income), net	44	(56)
Provision for income taxes	153	25
Depreciation and amortization	2,420	1,636
EBITDA	4,678	(6,743)
Management fees (a)	-	125
Deferred Rent (b)	-	(8)
Equity-based compensation (c)	654	898
Other non-recurring expenses (d)	-	36
Adjusted EBITDA	$5,332	$(5,692)

(a)	Represents management fees and expenses charged by our equity sponsors.

(b)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms. The Company adopted ASC 842 at the beginning of fiscal 2022 therefore we no longer recognize deferred rent.

(c)	Represents expenses associated with stock options and restricted stock units granted to our associates and board of directors.

(d)	There were no other non-recurring expenses in the thirteen weeks ended May 2, 2021. Other non-recurring expenses in the thirteen weeks ended May 3, 2020 are made up of $36 in professional and legal fees related to financing initiatives.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity- based compensation, financing related expense and public company expenses. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.

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

Advertising and Marketing Expenses

Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives that cover all of our business channels. Advertising and marketing expense will continue to increase as a percentage to sales as we continue to invest in advertising and marketing which has accelerated sales growth.

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen weeks ended
	May 2, 2021	May 3, 2020
Statement of Operations Data:
Net sales	100%	100%
Cost of merchandise sold	44%	50%
Gross profit	56%	50%
Selling, general and administrative expenses	37%	48%
Advertising and marketing	13%	15%
Depreciation and amortization	3%	3%
Operating income (loss)	3%	-15%
Interest (expense) income, net	0%	0%
Income (loss) before taxes	3%	-15%
Provision for income taxes	0%	0%
Net income (loss)	3%	-15%

Thirteen weeks ended May 2, 2021 compared to the Thirteen weeks ended May 3, 2020

Net Sales

Net sales increased $28.5 million, or 52.5%, to $82.9 million in the thirteen weeks ended May 2, 2021 as compared to $54.4 million in the thirteen weeks ended May 3, 2020. The increase in overall net sales is primarily driven by our Showroom sales, Other sales and partially offset by a decrease in our Internet sales. Showrooms net sales increased $30.9 million, or 170.4%, to $49.0 million in the thirteen weeks ended May 2, 2021, as compared to $18.1 million in the thirteen weeks ended May 3, 2020. This increase was due in large part to a $26.7 million increase in comparable showroom sales to $41.3 million in the thirteen weeks ended May 2, 2021 as compared to $14.6 million due to the temporary closures of all showroom locations in the thirteen weeks ended May 3, 2020. We had 116 and 91 showrooms as of May 2, 2021 and May 3, 2020, respectively. We opened 8 additional showrooms in the thirteen weeks ended May 2, 2021 as compared to temporarily closing 91 showrooms in the thirteen weeks ended May 3, 2020 due to COVID-19. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which when control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. New customers increased by 2.3% in the thirteen weeks ended May 2, 2021 as compared to 57.7% in the thirteen weeks ended May 3, 2020 due to large number of new internet customers acquired related to the Heroes campaign and the temporary closures of all showroom locations in prior year period. Retail sales per selling square foot increased $268, or 129.5% to $475 compared to $207 in the thirteen weeks ended May 3, 2020. Total number of units sold at point of transaction increased by approximately 151.2% driven by higher comparable sales. Internet sales (sales made directly to customers through our ecommerce channel) decreased $4.9 million, or 16.3%, to $25.2 million in the thirteen weeks ended May 2, 2021, as compared to $30.1 million in the thirteen weeks ended May 3, 2020. The decrease in Internet sales was due to the shift of sales into the internet channel in prior year period as a result of the temporary showroom closures. Other sales, which include pop-up-shop sales and shop-in-shop sales increased $2.6 million, or 41.4%, to $8.8 million, as compared to $6.2 million in the thirteen weeks ended May 3, 2020 and is related to the prior year period closures of all pop-up-shop and shop-in-shop locations due to COVID-19.

Gross Profit

Gross profit increased $18.8 million, or 68.9%, to $46.1 million in the thirteen weeks ended May 2, 2021 from $27.3 million in the thirteen weeks ended May 3, 2020. Gross margin increased to 55.6% of net sales in the thirteen weeks ended May 2, 2021 from 50.2% of net sales in the thirteen weeks ended May 3, 2020. The increase in gross margin percentage of 540 basis points was driven by a 400 basis points improvement in gross profit as a result of a reduction in promotional discounts, higher overall Sactional product category and premium covers mix impact, and lower product costs related to vendor negotiated tariff mitigation initiatives due to higher volume. Distribution expenses improved by 140 basis points over the prior year due to higher leverage of 490 basis points in warehousing and distribution costs, partially offset by the increase in inbound freight and freight capitalization of 350 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.9 million, or 18.9%, to $30.7 million in the thirteen weeks ended May 2, 2021, as compared to $25.8 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, rent and overhead expenses partially offset by a decrease in selling related expenses. Employment costs increase of $3.0 million was driven by an increase in new hires and variable compensation. Rent increased by $1.5 million due to our net addition of 8 showrooms. Overhead expenses increased $0.7 million consisting of an increase of $0.9 million in infrastructure investments and an increase in insurance expense of $0.1 million related to the growth of the company, partially offset by a decrease of $0.2 million in equity-based compensation and a decrease of $0.1 million in travel expenses related to COVID-19 restrictions. The decrease of $0.3 million in selling related expenses was due to a reduction of $1.1 million in in-store pop-up-shop fees, partially offset by an increase of $0.8 million in credit card fees.

Selling, general and administrative expenses were 37.0% of net sales in the thirteen weeks ended May 2, 2021, as compared to 47.5% of net sales in the thirteen weeks ended May 3, 2020. The decrease in selling, general and administrative expenses of 10.5% of net sales was due to higher leverage within infrastructure investments, selling related expenses, employment costs, rent, equity-based compensation, travel, and insurance.

Advertising and Marketing Expenses

Advertising and marketing expenses increased $2.5 million, or 30.3%, to $10.7 million in the thirteen weeks ended May 2, 2021, as compared to $8.2 million in the thirteen weeks ended May 3, 2020. The majority of the increase in advertising and marketing dollars relates to the reinstatement of marketing spends as showroom locations are fully open in the current period versus the temporary closures in the prior year period. The investment by quarter may vary greatly.

Advertising and marketing expenses were 12.9% of net sales in the thirteen weeks ended May 2, 2021, as compared to 15.1% of net sales in the thirteen weeks ended May 3, 2020. The majority of the decrease in advertising and marketing as a percent of net sales was due to an increase in net sales driven by higher Sactional sales mix and reduction in promotional discounts for the first quarter of fiscal 2022 as compared to the prior year period.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $0.8 million or 47.6% in the thirteen weeks ended May 2, 2021, as compared to $0.6 million in the thirteen weeks ended May 3, 2020. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest (Expense) Income, Net

Interest expense, net was less than $0.1 million which reflects less than $0.1 million expense related to the unused line fees and amortization of deferred financing fees on the asset-based loan for the thirteen weeks ended May 2, 2021. The increase in interest income, net from prior year was the result of lower earnings related to continued operations and the net proceeds from primary share offering during the thirteen weeks ended May 3, 2020.

Provision for Income Taxes

Income tax provision was less than 0.2% of sales for the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirteen weeks ended
	May 2, 2020	May 3, 2021
Condensed Consolidated Statement of Cash flow Data:
Net Cash Used in Operating Activities	$(9,604)	$(513)
Net Cash Used in Investing Activities	(3,058)	(2,348)
Net Cash Provided by (Used in) Financing Activities	62	(200)
Net change in cash and cash equivalents	(12,601)	(3,060)
Cash and cash equivalents at the end of the period	65,740	45,479

Net Cash Used In Operating Activities

Cash used in operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, deferred rent, amortization of finance leases and non-cash interest expense and the effect of changes in working capital and other activities.

In the thirteen weeks ended May 2, 2021, net cash used in operating activities was $9.6 million and consisted of changes in operating assets and liabilities of $18.5 million, net income of $2.1 million, and adjustments to reconcile net income to cash used in operating activities of $6.6 million. Working capital and other activities consisted primarily of increases in inventory of $5.5 million, prepaid expenses of $0.6 million, trade accounts receivable of $2.4 million, operating lease liabilities of $3.5 million, and customer deposits of $1.9 million, partially offset by a decrease in accounts payable and accrued expenses of $8.3 million.

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

For the thirteen weeks ended May 2, 2021, capital expenditures were $3.1 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

For the thirteen weeks ended May 3, 2020, capital expenditures were $2.3 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

Net Cash Provided By (Used In) Financing Activities

Financing activities consist primarily of taxes paid for the net settlement of equity awards, proceeds from the issuance of warrants and borrowings under the line of credit

For the thirteen weeks ended May 2, 2021, net cash provided by financing activities was $0.1 million, due mostly to borrowing under the line of credit of $0.04 million and $0.02 million in proceeds from the issuance of warrants

For the thirteen weeks ended May 3, 2020, net cash used in financing activities was $0.2 million, due mostly to taxes paid for net share settlement of $0.15 million.

Revolving Line of Credit

On February 6, 2018, we entered a five-year, secured revolving credit facility with Wells Fargo Bank, National Association (“Wells”). The credit facility permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of May 2, 2021, the Company’s borrowing availability under the line of credit with Wells was $18.1 million. As of May 2, 2021, there were borrowings outstanding of $41,673 relating to fees associated with the line of credit.

Severance Contingency

The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those associates are terminated without cause. The total amount of exposure to the Company under these agreements was $4,493,468 at May 2, 2021 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of May 2, 2021, except for operating leases and employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our consolidated financial statements included in the Annual Report on Form 10-K filed on April 14, 2021 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirteen weeks ended May 2, 2021.

Recent Accounting Pronouncements

Refer to Note 2, Recent Accounting Pronouncements, contained in the Condensed Consolidated Notes to Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to a variety of risks, including fluctuations in interest rates that could affect our financial position and results of operations.

Interest Rate Risk

Debt

Interest rate risk exists primarily through our borrowing activities. We use U.S. dollar denominated borrowings to fund our working capital and investment needs. It is anticipated that the fair market value of any future debt under the line of credit will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. Under the line of credit, the Company may elect that revolving loans bear interest at a rate per annum equal to the base rate plus the applicable margin or the LIBOR rate plus the applicable margin. The applicable margin is based on tier’s relating to the quarterly average excess availability. The tiers range from 2.00% to 2.25%. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. A hypothetical 100 basis point change (up or down) in the one-month LIBOR rate would not have a material effect on our condensed consolidated results of operations.

LIBOR Transition

Borrowings under our revolving line of credit have an interest rate tied to LIBOR, which is the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This will effectively end the usefulness of LIBOR and end its publication. If LIBOR is no longer available, or otherwise at our option, we will pursue alternative interest rate calculations in our Credit Agreement, including the use of the Secured Overnight Financing Rate (SOFR). A number of other alternatives to LIBOR have been proposed or are being developed, but it is not clear which, if any, will be adopted. Any of these alternative methods may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen weeks ended May 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the thirteen weeks ended May 2, 2021, 1,125 warrants with an exercise price of $16 per share were exercised on a cashless basis, resulting in the issuance of 856 common shares, and 1,250 warrants with an exercise price of $16 per share were exercised upon cash payment of the exercise price to the Company. We received no proceeds from the cashless exercise of the warrants. In issuing these shares, we relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	6/07/2021
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Lovesac Company

Date: June 11, 2021	By:	/s/ Shawn Nelson
Shawn Nelson
Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2021	By:	/s/ Donna Dellomo
Donna Dellomo
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)