Form 10-Q
period 2021-08-01
Lovesac Co
filed 2021-09-09
CIK 1701758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2021

or

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

As of September 7, 2021, there were 15,118,514 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY

FORM 10-Q

INDEX TO QUARTERLY REPORT ON FORM 10-Q

AUGUST 1, 2021

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of August 1, 2021 (unaudited) and January 31, 2021	1

	Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 1, 2021 and August 2, 2020 (unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen and twenty-six weeks ended August 1, 2021 and August 2, 2020 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 1, 2021 and August 2, 2020 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II. OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 1, 2021	January 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$68,487,569	$78,341,101
Trade accounts receivable	7,363,359	4,513,460
Merchandise inventories	74,991,843	50,416,712
Prepaid expenses and other current assets	10,602,702	10,128,353

Total Current Assets	161,445,473	143,399,626

Property and equipment, net	29,530,483	25,867,980

Operating lease right-of-use assets	88,900,462	-

Other Assets
Goodwill	143,562	143,562
Intangible assets, net	1,189,013	1,517,032
Deferred financing costs, net	45,335	90,671

Total Other Assets	1,377,910	1,751,265

Total Assets	$281,254,328	$171,018,871

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$25,888,209	$24,310,972
Accrued expenses	19,867,021	17,187,694
Payroll payable	4,821,714	6,361,677
Customer deposits	13,365,940	5,992,633
Current operating lease liabilities	14,536,004	-
Sales taxes payable	2,139,824	2,470,593

Total Current Liabilities	80,618,712	56,323,569

Deferred Rent	-	6,748,747

Operating Lease Liability, long-term	83,707,124	-

Line of Credit	115	-

Total Liabilities	164,325,951	63,072,316

Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of August 1, 2021 and January 31, 2021.	-	-
Common Stock $.00001 par value, 40,000,000 shares authorized, 15,105,826 shares issued and outstanding as of August 1, 2021 and 15,011,556 shares issued and outstanding as of January 31, 2021.	151	150
Additional paid-in capital	169,855,660	171,382,086
Accumulated deficit	(52,927,434)	(63,435,681)

Stockholders’ Equity	116,928,377	107,946,555

Total Liabilities and Stockholders’ Equity	$281,254,328	$171,018,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net sales	$102,447,339	$61,945,410	$185,362,758	$116,317,817
Cost of merchandise sold	43,415,701	30,889,870	80,255,012	57,978,708
Gross profit	59,031,638	31,055,540	105,107,746	58,339,109
Operating expenses
Selling, general and administration expenses	35,385,196	23,383,525	66,103,378	49,214,927
Advertising and marketing	13,035,551	7,166,537	23,715,916	15,362,122
Depreciation and amortization	1,602,543	1,543,902	4,022,247	3,179,562
Total operating expenses	50,023,290	32,093,964	93,841,541	67,756,611

Operating income (loss)	9,008,348	(1,038,424)	11,266,205	(9,417,502)
Interest (expense) income, net	(45,426)	(34,729)	(89,564)	21,627
Net income (loss) before taxes	8,962,922	(1,073,153)	11,176,641	(9,395,875)
Provision for income taxes	(515,208)	(33,771)	(668,394)	(58,800)
Net income (loss)	$8,447,714	$(1,106,924)	$10,508,247	$(9,454,675)

Net income (loss) per common share:
Basic	$0.56	$(0.08)	$0.70	$(0.65)
Diluted	$0.52	$(0.08)	$0.66	$(0.65)

Weighted average number of common shares outstanding:
Basic	15,096,528	14,518,929	15,034,954	14,499,505
Diluted	16,100,927	14,518,929	16,039,352	14,499,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2021 AND AUGUST 2, 2020

(unaudited)

	Common		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - February 2, 2020	14,472,611	$145	$168,317,210	$(78,162,828)	$90,154,527
Net loss	-	-	-	(8,347,751)	(8,347,751)
Equity based compensation	-	-	898,077	-	898,077
Vested restricted stock units	35,776	-	-	-	-
Taxes paid for net share settlement of equity awards	-	-	(149,512)	-	(149,512)
Balance - May 3, 2020	14,508,387	145	169,065,775	(86,510,579)	82,555,341

Net loss	-	-	-	(1,106,924)	(1,106,924)
Equity based compensation	-	-	677,106	-	677,106
Vested restricted stock units	19,192	-	-	-	-
Taxes paid for net share settlement of equity awards	-	-	(305,908)	-	(305,908)
Balance - August 2, 2020	14,527,579	$145	$169,436,973	$(87,617,503)	$81,819,615

Balance - January 31, 2021	15,011,556	$150	$171,382,086	$(63,435,681)	$107,946,555
Net income	-	-	-	2,060,533	2,060,533
Equity based compensation	-	-	654,472	-	654,472
Vested restricted stock units	4,868	-	-	-	-
Exercise of Warrants	2,106	-	20,000	-	20,000
Balance - May 2, 2021	15,018,530	$150	$172,056,558	$(61,375,148)	$110,681,560

Net income	-	-	-	8,447,714	8,447,714
Equity based compensation	-	-	1,084,716	-	1,084,716
Vested restricted stock units	78,446	1	(1)	-	-
Exercise of Warrants	8,850	-	84,000	-	84,000
Taxes paid for net share settlement of equity awards	-	-	(3,369,613)	-	(3,369,613)
Balance - August 1, 2021	15,105,826	$151	$169,855,660	$(52,927,434)	$116,928,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Twenty-six weeks ended
	August 1, 2021	August 2, 2020
Cash Flows from Operating Activities
Net income (loss)	$10,508,247	$(9,454,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,479,175	3,015,012
Amortization of other intangible assets	543,072	164,550
Amortization of deferred financing fees	45,336	42,394
Net loss on disposal of property and equipment	-	5,487
Equity based compensation	1,739,188	1,575,183
Deferred rent	-	2,360,113
Non-cash operating lease cost	9,012,071	-
Impairment of right of use lease asset	553,990	-
Changes in operating assets and liabilities:
Trade accounts receivable	(2,849,899)	961,404
Merchandise inventories	(24,575,131)	(4,614,759)
Prepaid expenses and other current assets	460,419	2,375,123
Accounts payable and accrued expenses	2,830,247	8,201,988
Operating lease liabilities	(8,351,325)	-
Customer deposits	7,373,307	7,441,436
Net Cash Provided by Operating Activities	768,697	12,073,256
Cash Flows from Investing Activities
Purchase of property and equipment	(7,141,678)	(4,917,262)
Payments for patents and trademarks	(215,053)	(354,143)
Net Cash Used in Investing Activities	(7,356,731)	(5,271,405)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(3,369,613)	(455,420)
Proceeds from the exercise of warrants	104,000	-
Proceeds from the line of credit	115	-
Payment of deferred financing costs	-	(50,000)
Net Cash Used in Financing Activities	(3,265,498)	(505,420)
Net Change in Cash and Cash Equivalents	(9,853,532)	6,296,431
Cash and Cash Equivalents - Beginning	78,341,101	48,538,827
Cash and Cash Equivalents - Ending	$68,487,569	$54,835,258
Supplemental Cash Flow Disclosures
Cash paid for taxes	$669,899	$58,800
Cash paid for interest	$31,504	$37,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2021 AND AUGUST 2, 2020

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

Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and twenty-six weeks ended August 1, 2021 and August 2, 2020 are not necessarily indicative of results to be expected for the full fiscal year.

Nature of Operations

The Company is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary “Designed for Life” approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online sales directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms as well as through shop-in-shops and online pop-up-shops with third party retailers. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.

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

Operations and Liquidity

The Company had incurred significant operating losses and used cash in its operating activities since inception through fiscal 2020. Operating losses resulted from inadequate sales levels for the cost structure and expenses as a result of impact of tariffs on inventory, expanding into new markets, opening new showrooms, and investments into advertising, marketing and infrastructure to support increases in revenues. The Company plans to continue to open new retail showrooms in larger markets and increase its shop-in-shop relationships to increase sales levels invest in advertising and marketing initiatives to increase brand awareness and invest in infrastructure to support growth of the Company. There can be no assurance that anticipated sales levels will be achieved. The Company believes that based on its current sales and expense levels, projections for the next twelve months, current cash on hand and the credit facility with Wells Fargo Bank, National Association, see Note 7, the Company will have sufficient working capital to cover operating cash needs through the twelve-month period from the financial statement issuance date.

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

NOTE 3 – INTANGIBLE ASSETS, NET

A summary of intangible assets follows:

		August 1, 2021
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$2,559,400	$(1,532,308)	$1,027,092
Trademarks	3 Years	1,282,315	(1,120,394)	161,921
Other intangibles	5 Years	839,737	(839,737)	-
Total		$4,681,452	$(3,492,439)	$1,189,013

		January 31, 2021
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$2,387,328	$(1,128,997)	$1,258,331
Trademarks	3 Years	1,239,334	(980,633)	258,701
Other intangibles	5 Years	839,737	(839,737)	-
Total		$4,466,399	$(2,949,367)	$1,517,032

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $79,751 and $86,179 and $543,072 and $164,550 for the thirteen and twenty-six weeks ended August 1, 2021 and August 2, 2020, respectively.

As of August 1, 2021, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

Remainder of Fiscal 2022	$136,604
2023	175,868
2024	158,462
2025	129,307
2026	125,848
2027	124,195
Thereafter	338,729
$1,189,013

NOTE 4 – INCOME TAXES

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating losses for the thirteen and twenty-six weeks ended August 1, 2021 and August 2, 2020.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during the thirteen and twenty-six weeks ended August 1, 2021 and August 2, 2020, respectively, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

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

For the thirteen and twenty-six weeks ended August 1, 2021, the effects of 558,021 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 281,750 shares of common stock were included in the diluted share calculation.

As of August 2, 2020, there were 2,241,802 potentially dilutive shares which may be issued in the future, including 707,316 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 1,039,120 shares of common stock. These were excluded from the diluted loss per share calculation in the thirteen and twenty-six weeks ended August 2, 2020, because the effect of including these potentially dilutive shares was antidilutive.

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

The Company’s lease terms and rates are as follows:

August 1, 2021
Weighted average remaining lease term (in years)
Operating Leases	7.0

Weighted average discount rate
Operating Leases	3.76%

During the thirteen and twenty-six weeks ended August 1, 2021, we recognized operating lease expense of $4.6 million and $9.1 million, respectively. In addition, during the thirteen and twenty-six weeks ended August 1, 2021, we recognized $3.0 million and $4.3 million, respectively, for index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease as well as rental expenses related to short term leases.

During the thirteen and twenty-six weeks ended August 1, 2021, we recognized impairment charges totaling $0.6 million associated with showroom-level ROU assets that are included as part of selling, general and administrative expenses. We did not recognize any impairment charges associated with showroom-level ROU assets during fiscal year 2021 as we did not adopt the guidance in ASU No. 2016-02, Leases (Topic 842) until fiscal 2022.

The following table discloses the location and amount of our operating lease costs within our condensed consolidated balance sheets:

	Balance sheet location	August 1, 2021
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$88,900,462

Liabilities
Current:
Operating leases	Current operating lease liabilities	14,536,004

Noncurrent:
Operating leases	Operating lease liability, long term	83,707,124

Total lease liabilities		$98,243,128

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of August 1, 2021:

Remainder 2022	$7,512,755
2023	17,725,139
2024	17,140,692
2025	15,967,063
2026	14,291,166
Thereafter	40,311,548
Total undiscounted future minimum lease payments	112,948,363
Less:inputed interest	(14,705,235)
Total present value of lease obligations	98,243,128
Less: current operating lease liability	(14,536,004)
Operating lease liability- long term	$83,707,124

Supplemental Cash Flow information and non-cash activity related to our operating leases is as follows (in thousands):

For the twenty-six weeks ended August 1, 2021
Operating cash flow information:
Amounts paid on operating lease liabilities	$8,351
Non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$96,560

Severance Contingency

The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those employees are terminated without cause. The total amount of exposure to the Company under these agreements was $4.7 million at August 1, 2021 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.

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

Related Parties

Our equity sponsor Mistral Capital Management, LLC (“Mistral”) performed management services for the Company under a contractual agreement that ended on January 31, 2021. Certain of our directors are members and principals of Mistral. Management fees totaled approximately $100,000 and $200,000 for the thirteen and twenty-six weeks ended August 2, 2020, respectively, and are included in selling, general and administrative expenses. There were no amounts payable to Mistral as of August 1, 2021. Amounts payable to Mistral as of January 31, 2021 were $15,213 related to reimbursable fees and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Our equity sponsor Satori Capital, LLC (“Satori”) performed management services for the Company under a contractual agreement that ended on January 31, 2021. One of our directors is a partner at Satori. Management fees totaled approximately $25,000 and $50,000 for the thirteen and twenty-six weeks ended August 2, 2020, respectively, and are included in selling, general and administrative expenses. There were no amounts payable to Satori as of August 2, 2021. Amounts payable to Satori as of January 31, 2021 were $8,333 consisting of management fees which were included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company reimbursed Satori for expenses incurred in the amount of $0 and $36,401 for out-of-pocket expenses for the twenty-six weeks ended August 1, 2021 and August 2, 2020, respectively. There were no such reimbursements during the thirteen weeks ended August 1, 2021 and August 2, 2020, respectively.

The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral, as an ecommerce platform in February 2018. One of our directors was also a director of Blueport. The Company terminated the Blueport contract in fiscal 2021 in order to launch a new enhanced ecommerce platform. There were $1,218,278 and $1,701,126 of fees incurred with Blueport sales transacted through the Blueport platform during the thirteen and twenty-six weeks ended August 2, 2020, respectively. There were no amounts payable to Blueport as of August 1, 2021 and January 31, 2021, respectively.

NOTE 7 – FINANCING ARRANGEMENTS

The Company has a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of August 1, 2021 and January 31, 2021, the Company’s borrowing availability under the line of credit with Wells was $22.5 million and $15.9 million, respectively. As of August 1 2021, we had borrowings of $115 relating to fees associated with the line of credit. As of January 31, 2021, there were no borrowings outstanding on this line of credit.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock Warrants

The following represents warrant activity during the twenty-six weeks ended August 1, 2021 and August 2, 2020:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants Outstanding at February 2, 2020	$16.83	1,039,120	1.93
Warrants issued	-	-	-
Expired and canceled	-	-	-
Exercised	-	-	-
Outstanding at August 2, 2020	$16.83	1,039,120	1.43

Warrants Outstanding at January 31, 2021	$19.07	293,973	2.57
Warrants issued	-	-	-
Expired and canceled	9.83	(98)	-
Exercised	16.00	(12,125)	(0.09)
Outstanding at August 1, 2021	$19.20	281,750	1.91

In the twenty-six weeks ended August 1, 2021, a total of 5,625 warrants were exercised on a cashless basis, whereby the holders received fewer shares of common stock in lieu of a cash payment to the Company. Warrants exercised in the twenty-six weeks ended August 1, 2021 resulted in the issuance of 10,956 common shares. There were 98 warrants that expired in the twenty-six weeks ended August 1, 2021.

Equity Incentive Plan

The Company adopted the 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based Awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. The number of shares of common stock reserved for issuance under the 2017 Equity Plan was 2,104,889 at August 1, 2021.

Stock Options

In June 2019, the Company granted 495,366 non-statutory stock options to certain officers of the Company with an option price of $38.10 per share. 100% of the stock options are subject to vesting on the third anniversary of the date of grant if the officers is still employed by the Company and the average closing price of the Company’s common stock for the prior 40 consecutive trading days has been at least $75 by the third anniversary of the grant. Both the employment and the market condition must be satisfied no later than June 5, 2024 or the options will terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The 495,366 stock options were modified in fiscal 2021 to extend the term of the options through June 5, 2024. This resulted in additional compensation of approximately $874,000, of which, $315,000 was recorded upon modification and the remaining expense to be recognized over the remaining expected term. The market condition was met on June 5, 2021, which was the date on which the average closing price of the Company’s common stock had been at least $75 for 40 consecutive trading days. The options will vest and become exercisable on June 5, 2022 as long as the officers are still employed on that date. As a result of the market condition being met, the Company accelerated the amortization and recognized additional stock-based compensation expense during the thirteen weeks ended August 1, 2021 of approximately $0.2 million.

A summary of the status of our stock options as of August 1, 2021 and August 2, 2020, and the changes during the twenty-six weeks ended August 1, 2021 and August 2, 2020 is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at February 2, 2020	495,366	$38.10	2.34	-
Exercised	-
Expired and canceled	-
Outstanding at August 2, 2020	495,366	$38.10	3.84	-
Exercisable at the end of the period	-	-	-	-

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 31, 2021	495,366	$38.10	3.35	-
Granted	-	-
Canceled and forfeited	-	-
Outstanding at August 1, 2021	495,366	$38.10	2.85	$35.32
Exercisable at the end of the period	-	-	-	-

Restricted Stock Units

A summary of the status of our unvested restricted stock units as of August 1, 2021 and August 2, 2020, and changes during the twenty-six weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2020	183,053	$21.34
Granted	607,656	17.67
Forfeited	(782)	13.49
Vested	(82,611)	14.83
Unvested at August 2, 2020	707,316	$19.07

	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2021	655,558	$18.86
Granted	63,456	80.40
Forfeited	(7,904)	19.27
Vested	(153,089)	20.20
Unvested at August 1, 2021	558,021	$25.52

Equity based compensation expense was approximately $1.1 million and $1.8 million for the thirteen and twenty-six weeks ended August 1, 2021 and $0.7 million and $1.6 million and for the thirteen and twenty-six weeks ended August 2, 2020, respectively.

The total unrecognized equity-based compensation cost related to unvested restricted stock awards was approximately $6.1 million as of August 1, 2021 and will be recognized in operations over a weighted average period of 1.89 years.

NOTE 9 – EMPLOYEE BENEFIT PLAN

In February 2017, the Company established the TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All associates of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan were $242,801 and $398,483 for the thirteen weeks and the twenty-six weeks ended August 1, 2021 and $117,190 and $234,470 for the thirteen and twenty-six weeks ended August 2, 2020, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

Sactionals	$89,173,770	$53,544,454	$163,184,299	$97,352,021
Sacs	11,716,347	7,868,761	18,857,220	17,525,833
Other	1,557,222	532,195	3,321,239	1,439,963
	$102,447,339	$61,945,410	$185,362,758	$116,317,817

NOTE 11 – BARTER ARRANGEMENTS

The Company has a bartering arrangement with Icon International, Inc. (“Icon”), a vendor, whereby the Company will provide inventory in exchange for media credits. During fiscal 2021, the Company exchanged $3,169,825 of inventory plus the cost of freight for certain media credits. To account for the exchange, the Company recorded the transfer of the inventory asset as a reduction of inventory and an increase to a prepaid media asset account of $2,937,035 which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet. During the first half of fiscal 2022, the Company used $1,084,292 in media credits. There were no additional barter arrangements entered into during the thirteen weeks and twenty-six weeks ended August 1, 2021. The Company had $1,436,979 and $2,521,271 of unused media credits remaining as of August 1, 2021 and January 31, 2021, respectively.

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

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed consolidated statement of operations and an increase in inventory and customers returns liability on the condensed consolidated balance sheet. As of August 1, 2021 and January 31, 2021, there was a returns allowance recorded on the condensed consolidated balance sheet in the amount of $1,534,078 and $2,226,723, respectively, which was included in accrued expenses and $319,361 and $334,896, respectively, associated with sales returns included in merchandise inventories.

In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s condensed consolidated balance sheet. As of August 1, 2021 and January 31, 2021, the Company recorded under customer deposit liabilities the amount of $13,365,940 and $5,992,633, respectively. During the twenty-six weeks ended August 1, 2021 and August 2, 2020, the Company recognized approximately $5,992,633 and $1,653,597, respectively, related to our customer deposits.

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

The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms and through the internet. The Other channel predominantly represents sales through the use of online pop-up-shops and shop-in-shops that are staffed with associates trained to demonstrate and sell our product. The following represents sales disaggregated by channel:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Showrooms	$62,594,191	$12,850,565	$111,580,066	$30,968,706
Internet	29,480,191	46,074,015	54,655,220	76,138,052
Other	10,372,957	3,020,830	19,127,472	9,211,059
	$102,447,339	$61,945,410	$185,362,758	$116,317,817

The Company has no foreign operations and its sales to foreign countries was less than .01% of total net sales in both fiscal 2022 and 2021.

The Company had no customers in fiscal 2022 or 2021 that comprise more than 10% of total net sales.

See Note 10 for sales disaggregated by product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the Forward-Looking Statements section herein and set forth below and those discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent report on Form 10-K filed with the Securities and Exchange Commission.

We operate on a 52- or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period.

Overview

We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary “Designed for Life” approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products primarily online directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms as well as through shop-in-shops and online pop-up-shops with third party retailers. We believe that our ecommerce centric approach, coupled with our ability to deliver our large, upholstered products through express couriers, is unique to the furniture industry.

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

While the COVID-19 pandemic led to shifts in the way in which we operated in fiscal 2021, we continued to serve our customers through our online channels as our products can be easily configured, shopped online and delivered quickly in a touchless way, coupled with consumers’ demand for home related products and solutions. In fiscal 2022, our showroom sales have increased, including sales from shop-in-shop and pop-up-shops, and our internet sales have decreased demonstrating a customer shift back to in-store purchases. As our showrooms are now fully reopened, we continue to experience growth as our net sales increased $69.0 million, or 59.4%, to $185.4 million for the twenty-six weeks ended August 1, 2021, compared to $116.3 million for the twenty-six weeks ended August 2, 2020. Retail sales drove an increase of $80.6 million, or 260.3%, to $111.6 million for the twenty-six weeks ended August 1, 2021 compared to $31.0 million for the twenty-six weeks ended August 2, 2020. The increase in retail sales over the prior year period was mainly due to the limited showroom operations related to COVID-19 in the prior year period, which more than offset the decrease in our internet sales (sales made directly to customers through our ecommerce channel) of $21.5 million, or 28.2% in the twenty-six weeks ended August 1, 2021. New customers increased by 9.6% for the twenty-six weeks ended August 1, 2021 as compared to 52.5% for the twenty-six weeks ended August 2, 2020 due to large number of new internet customers acquired related to the Heroes campaign and the temporary closures of some showroom locations.

Product Overview

Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.

●	Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 87.0% and 88.0% of our sales for the thirteen and twenty-six weeks ended August 1, 2021 as compared to 86.4% and 83.7% of our sales for the thirteen and twenty-six weeks ended August 2, 2020, respectively.

●	Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings.

●	Accessories. Our accessories complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, Footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes and our unique Sactionals Power Hub, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences.

Sales Channels

We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through four distinct, brand-enhancing channels.

●	Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales completed through this channel accounted for 29% and 30% of total net sales for the thirteen and twenty-six weeks ended August 1, 2021, respectively, down from 74% and 66% of total net sales for the thirteen and twenty-six weeks ended August 2, 2020, respectively.

●	Showrooms. We market and sell our products through 123 showrooms at top tier malls, lifestyle centers and street locations in 38 states in the U.S. We carefully select the best small-footprint retail locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and will be the standard for future showrooms. Our new showroom concept utilizes technology in more experiential ways to increase traffic and sales. Net sales completed through this channel accounted for 61% and 60% of total net sales for the thirteen and twenty-six weeks ended August 1, 2021, respectively, up from 21% and 27% of total net sales for the thirteen and twenty-six weeks ended August 2, 2020, respectively.

●

Other touchpoints. We augment our showrooms with other touchpoint strategies including online pop-up-shops and shop-in-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low-cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in-store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in-store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. We did not host any in-store pop-up-shops in the thirteen and twenty-six weeks ended August 1, 2021. We hosted 19 and 154 in store pop-up-shops at Costco for the thirteen and twenty-six weeks ended August 2, 2020, respectively.

We operated 2 and 4 temporary online pop-up-shops on Costco.com for the thirteen and twenty-six weeks ended August 1, 2021, respectively, up from 1 and 2 for the thirteen and twenty-six weeks ended August 2, 2020, respectively. We expect to continue hosting temporary online pop-ups on Costco.com and do not currently expect any further contribution from Costco for in-store pop-up-shops. We operated 4 Best Buy shop-in-shops for the thirteen and twenty-six weeks ended August 1, 2021, respectively, up from 3 for the thirteen and twenty-six weeks ended August 2, 2020, respectively. Other sales which includes pop-up-shop sales and shop-in-shop sales accounted for 10.1% and 10.3% of our total sales for the thirteen and twenty-six weeks ended August 1, 2021, respectively, up from 4.9% and 7.9% of our total sales for the thirteen and twenty-six weeks ended August 2, 2020, respectively.

SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following tables present our summary condensed consolidated financial and other data as of and for the periods indicated. The condensed consolidated statement of operations data and the condensed consolidated statement of cash flow data for the thirteen and twenty-six weeks ended August 1, 2021 and August 2, 2020 and the summary condensed consolidated balance sheet data as of August 1, 2021, are derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed consolidated financial statements.

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands, except per share data)	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Condensed Consolidated Statement of Operations Data:
Net sales
Showrooms	$62,594	$12,850	$111,580	$30,969
Internet	29,480	46,074	54,655	76,138
Other	10,373	3,021	19,127	9,211
Total net sales	102,447	61,945	185,362	116,318

Cost of merchandise sold	43,416	30,890	80,255	57,979

Gross profit	59,031	31,055	105,107	58,339
Operating expenses
Selling, general and administrative expenses	35,385	23,383	66,103	49,215
Advertising and marketing	13,036	7,166	23,716	15,362
Depreciation and amortization	1,603	1,544	4,022	3,180

Total operating expenses	50,024	32,093	93,841	67,757

Operating income (loss)	9,007	(1,038)	11,266	(9,418)

Interest (expense) income, net	(45)	(35)	(90)	22

Net income (loss) before taxes	8,962	(1,073)	11,176	(9,396)

Provision for income taxes	(515)	(34)	(668)	(59)

Net income (loss)	$8,447	$(1,107)	$10,508	$(9,455)
Net Income (Loss) Attributable to Common Stockholders	$8,447	$(1,107)	$10,508	$(9,455)

Net income (loss) per common share:
Basic (1)	$0.56	$(0.08)	$0.70	$(0.65)
Diluted (1)	$0.52	$(0.08)	$0.66	$(0.65)

Weighted average number of common shares outstanding:
Basic	15,096,528	14,518,929	15,034,954	14,499,505
Diluted	16,100,927	14,518,929	16,039,352	14,499,505

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

EBITDA (2)(3)	$10,610	$506	$15,288	$(6,238)
Adjusted EBITDA (2)(3)	$12,403	$2,185	$17,735	$(3,516)

	As of
(dollars in thousands)	August 1, 2021	August 2, 2020

Balance Sheet Data:
Cash and cash equivalents	$68,488	$54,835
Working capital	80,827	59,726
Total assets	281,254	135,332
Total liabilities	164,326	53,513
Total stockholders’ equity	116,928	81,819

	Twenty-six weeks ended
(dollars in thousands)	August 1, 2021	August 2, 2020

Condensed Consolidated Statement of Cash flow Data:
Net Cash Provided by Operating Activities	$769	$12,073
Net Cash Used in Investing Activities	(7,357)	(5,271)
Net Cash Used in Financing Activities	(3,265)	(505)
Net change in cash and cash equivalents	(9,853)	6,297
Cash and cash equivalents at the end of the period	68,488	54,835

(1)	For the calculation of basic and diluted net income (loss) per share, see Note 5 and Note 8 to our condensed consolidated financial statements.

(2)	EBITDA and Adjusted EBITDA are “Non-GAAP Measures” that are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance.

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

(3)	We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include management fees, equity-based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance.

Reconciliation of Non-GAAP Financial Measures

The following provides a reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen weeks ended	Thirteen weeks ended	Twenty-six weeks ended	Twenty-six weeks ended
(dollars in thousands)	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net income (loss)	$8,447	$(1,107)	$10,508	$(9,455)
Interest expense (income), net	45	35	90	(22)
Taxes	515	34	668	59
Depreciation and amortization	1,603	1,544	4,022	3,180
EBITDA	10,610	506	15,288	(6,238)
Management fees (a)	-	125	-	250
Deferred rent (b)	-	872	-	856
Equity-based compensation (c)	1,239	677	1,893	1,575
Loss on disposal of property and equipment (d)	-	5	-	5
Impairment of right of use lease asset (e)	554	-	554	-
Other non-recurring expenses (f)(g)	-	-	-	36
Adjusted EBITDA	$12,403	$2,185	$17,735	$(3,516)

(a)	Represents management fees and expenses charged by our equity sponsors.

(b)	Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms. The Company adopted ASC 842 at the beginning of fiscal 2022 therefore we no longer recognize deferred rent.

(c)	Represents expenses, such as compensation expense and employer taxes related to RSU equity vesting and exercises associated with stock options and restricted stock units granted to our associates and board of directors.

(d)	Represents the loss on disposal of fixed assets related to showroom remodels.

(e)	Represents the impairment of the right of use lease asset for one showroom for which the fixed assets had been impaired in the prior fiscal quarter.

(f)	There were no other non-recurring expenses in the thirteen weeks ended August 1, 2021 and August 2, 2020, respectively.

(g)	There were no other non-recurring expenses in the twenty-six weeks ended August 1, 2021. Other non-recurring expenses in the twenty-six weeks ended August 2, 2020 are related to $36 in professional and legal fees related to financing initiatives.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity-based compensation, financing related expense and public company expenses. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.

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

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen weeks ended		Twenty-six weeks ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Statement of Operations Data:
Net sales	100%	100%	100%	100%
Cost of merchandise sold	42%	50%	43%	50%
Gross profit	58%	50%	57%	50%
Selling, general and administrative expenses	35%	38%	36%	42%
Advertising and marketing	13%	12%	13%	13%
Depreciation and amortization	2%	2%	2%	3%
Operating income (loss)	9%	-2%	6%	-8%
Interest (expense) income, net	0%	0%	0%	0%
Net income (loss) before taxes	9%	-2%	6%	-8%
Provision for income taxes	-1%	0%	0%	0%
Net income (loss)	8%	-2%	6%	-8%

Thirteen weeks ended August 1, 2021 Compared to the Thirteen weeks ended August 2, 2020

Net sales

Net sales increased $40.5 million, or 65.4%, to $102.4 million in the thirteen weeks ended August 1, 2021 as compared to $61.9 million in the thirteen weeks ended August 2, 2020. The increase in overall net sales was driven by our Showroom and Other channel sales, partially offset by the decrease in Internet sales. New customers increased by 16.5% in the thirteen weeks ended August 1, 2021 as compared to 47.8% in the thirteen weeks ended August 2, 2020 driven by the successful Heroes’ campaign. We had 123 and 97 showrooms as of August 1, 2021 and August 2, 2020, respectively. We opened 7 additional showrooms, and we did not close or remodel any showrooms in the thirteen weeks ended August 1, 2021, as compared to opening 8 additional showrooms, closing 2 showrooms and remodeling 1 showroom in the thirteen weeks ended August 2, 2020. Showroom sales increased $49.7 million, or 387.1%, to $62.6 million in the thirteen weeks ended August 1, 2021 as compared to $12.9 million in the thirteen weeks ended August 2, 2020. This increase was due in large part to comparable sales increase of $40.3 million, or 290.9%, to $54.1 million in the thirteen weeks ended August 1, 2021, compared to $13.8 million in the thirteen weeks ended August 2, 2020, related to higher point of sales transactions with lower promotional discounting. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $418, or 215.6%, to $611 in the thirteen weeks ended August 1, 2021 as compared to $194 in the thirteen weeks ended August 2, 2020. Total number of units sold at point of transaction increased by approximately 222.6% driven by higher comparable sales. The increase in comparable sales, retail sales per selling square foot and total number of units sold over prior years is the result of limited showroom operations due to COVID-19 in the prior year period. Internet sales (sales made directly to customers through our ecommerce channel) decreased $16.6 million, or 36.0%, to $29.5 million in the thirteen weeks ended August 1, 2021 as compared to $46.1 million in the thirteen weeks ended August 2, 2020. The decrease in Internet sales was due primarily to the shift of sales into the internet channel in prior year as a result of the limited showroom operations due to COVID-19. Other sales, which include pop-up-shop sales and shop-in-shop sales increased $7.4 million, or 243.4%, to $10.4 million in the thirteen weeks ended August 1, 2021 as compared to $3.0 million in the thirteen weeks ended August 2, 2020. This increase was due to hosting 1 additional temporary online pop-up-shop on Costco.com compared to the prior year period and sales increase from shop-in-shop locations that were closed in the prior year period due to COVID-19.

Gross profit

Gross profit increased $28.0 million, or 90.1%, to $59.0 million in the thirteen weeks ended August 1, 2021 from $31.1 million in the thirteen weeks ended August 2, 2020. Gross margin increased to 57.6% of net sales in the thirteen weeks ended August 1, 2021 from 50.1% of net sales in the thirteen weeks ended August 2, 2020. The increase in gross margin percentage of 749 basis points was primarily driven by an increase of approximately 506 basis points due to lower promotional discounting, continuing vendor negotiations to assist with the mitigation of tariffs and continued shift of products from China to Vietnam, Malaysia, and Indonesia. Distribution expenses improved by 243 basis points over the prior year due to higher leverage of 793 basis points in warehousing and distribution costs, partially offset by the increase in inbound freight of 550 basis points due to escalating inbound container costs as well as some shift of inventory purchases back to China, which are impacted by the 25% tariff rate to help alleviate container congestion coming from our other overseas vendors.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $12.0 million, or 51.3%, to $35.4 million in the thirteen weeks ended August 1, 2021 as compared to $23.4 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, overhead expenses, rent, and selling related expenses. Employment costs increased by $6.9 million driven by an increase in new hires and variable compensation. Rent increased by $2.4 million related to our net addition of 26 showrooms. Selling related expenses increased $1.7 million due to an increase of $1.9 million in credit card fees related to the increase in sales, partially offset by a decrease of $0.2 million due to a lower fee structure relating to online pop-up shops at Costco.com. Overhead expenses increased $1.0 million consisting of an increase of $0.6 million in equity-based compensation related to an option trigger event that caused an acceleration of the recognition of stock option equity compensation expense, an increase of $0.4 million in infrastructure investments, and an increase of $0.1 million in travel expenses, partially offset by a decrease of $0.1 million in insurance expenses.

Selling, general and administrative expenses were 34.5% of net sales in the thirteen weeks ended August 1, 2021 as compared to 37.7% of net sales in the thirteen weeks ended August 2, 2020. The decrease in selling, general and administrative expenses of 3.2% of net sales was primarily due to higher leverage within infrastructure investments, rent, insurance and selling related expenses, partially offset by deleverage in employment costs, equity-based compensation, and travel. The deleverage in certain expenses relate to the investments we are making into the business that were put on hold in the prior year relating to COVID-19 financial resilience measures and the acceleration of stock compensation expense related to stock options vesting as a required market condition was achieved in the thirteen weeks ended August 1, 2021.

Advertising and Marketing

Advertising and marketing expenses increased $5.9 million, or 81.9%, to $13.0 million for the thirteen weeks ended August 1, 2021 as compared to $7.2 million in the thirteen weeks ended August 2, 2020. The majority of the increase in advertising and marketing dollars relates to the reinstatement of marketing spends as showroom locations are fully open in the current period versus the limited showroom operations due to COVID-19 in the prior year period. The investment by quarter may vary greatly. Advertising and marketing expenses were 12.7% of net sales in the thirteen weeks ended August 1, 2021 as compared to 11.6% of net sales in the thirteen weeks ended August 2, 2020. The majority of the increase in advertising and marketing as a percent of net sales is related to increased media activities and higher media costs compared to the COVID-19 related marketing environment in the prior year period.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.1 million, or 3.8%, to $1.6 million in the thirteen weeks ended August 1, 2021 as compared to $1.5 million in the thirteen weeks ended August 2, 2020. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest (expense) income, net

 Interest expense, net which is less than $0.1 million principally relates to the interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan with a slight offset of interest earned on the Company’s cash and cash equivalents balances for the thirteen weeks ended August 1, 2021. The increase in net interest expense from prior year was the result of a decrease in interest rates being earned on the Company’s cash and cash equivalents during the thirteen weeks ended August 1, 2021 as compared to the same period in the prior year.

Provision for income taxes

Income tax provision was less than 0.60% and 0.06% of sales for the thirteen weeks ended August 1, 2021 and August 2, 2020, respectively.

Twenty-six weeks ended August 1, 2021 Compared to the Twenty-six weeks ended August 2, 2020

Net sales

Net sales increased $69.0 million, or 59.4%, to $185.4 million in the twenty-six weeks ended August 1, 2021 as compared to $116.3 million in the twenty-six weeks ended August 2, 2020. The increase in overall net sales was driven by our Showroom sales, Other sales and partially offset by a decrease in our Internet Sales. New customers increased by 9.6% in the twenty-six weeks ended August 1, 2021 as compared to 52.5% in the twenty-six weeks ended August 2, 2020 driven by the successful Heroes’ campaign in the second quarter. We had 123 and 97 showrooms as of August 1, 2021 and August 2, 2020, respectively. We opened 15 additional showrooms and did not permanently close or remodel any showrooms in the twenty-six weeks ended August 1, 2021. Showroom sales increased $80.6 million, or 260.3%, to $111.6 million in the twenty-six weeks ended August 1, 2021 as compared to $31.0 million in the twenty-six weeks ended August 2, 2020, related to higher point of sales transactions with lower promotional discounting. This increase was due in large part to our comparable showroom point of sales transaction increase of $67.0 million, or 235.3%, to $95.4 million in the twenty-six weeks ended August 1, 2021 as compared to $28.5 million in the twenty-six weeks ended August 2, 2020. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $768, or 178.5%, to $1,198 in the twenty-six weeks ended August 1, 2021 as compared to $430 in the twenty-six weeks ended August 2, 2020. Total number of units sold at point of transaction increased by approximately 179.5%. The increase in comparable point of sales transactions, retail sales per selling square foot and number of units sold for the twenty-six week ended was principally driven by the limited showroom operations due to COVID-19 in the prior year period. Internet sales (sales made directly to customers through our ecommerce channel) decreased $21.5 million, or 28.2%, to $54.7 million in the twenty-six weeks ended August 1, 2021 as compared to $76.1 million in the twenty-six weeks ended August 2, 2020. The decrease in Internet sales was due primarily to the shift of sales into the internet channel in prior year as a result of the limited showroom operations due to COVID-19. Other sales, which include pop-up-shop sales and shop-in-shop sales, increased $9.9 million, or 107.7%, to $19.1 million in the twenty-six weeks ended August 1, 2021 as compared to $9.2 million in the twenty-six weeks ended August 2, 2020. This increase was due to hosting 2 additional temporary online pop-up-shops on Costco.com compared to the prior year period and sales increase from shop-in-shop locations that were closed in the prior year period due to COVID-19.

Gross profit

Gross profit increased $46.8 million, or 80.2%, to $105.1 million in the twenty-six weeks ended August 1, 2021 from $58.3 million in the twenty-six weeks ended August 2, 2020. Gross margin increased to 56.7% of net sales in the twenty-six weeks ended August 1, 2021 from 50.2% of net sales in the twenty-six weeks ended August 2, 2020. The increase in gross margin percentage of 655 basis points was primarily driven by an increase of approximately 457 basis points due to lower promotional discount, continuing vendor negotiations to assist with the mitigation of tariffs and continued shift of products from China to Vietnam, Malaysia, and Indonesia. Distribution expenses improved by 198 basis points over the prior year due to higher leverage of 945 basis points in warehousing and distribution costs, partially offset by the increase in inbound freight of 747 basis points due to escalating inbound container costs as well as some shift of inventory purchases back to China, which are impacted by the 25% tariff rate to help alleviate container congestion coming from our other overseas vendors.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $16.9 million, or 34.3%, to $66.1 million in the twenty-six weeks ended August 1, 2021 as compared to $49.2 million in twenty-six weeks ended August 2, 2020. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, rent, overhead expenses, and selling related expenses. Employment costs increased by $9.9 million driven by an increase in new hires and variable compensation. Rent increased by $3.9 million related to our net addition of 26 showrooms. Overhead expenses increased $1.7 million consisting of an increase of $1.4 million in infrastructure investments and an increase of $0.3 million in equity-based compensation. Selling related expenses increased $1.4 million due to an increase of $2.8 million in credit card fees, partially offset by a decrease of $1.4 million in due to a lower fee structure in for online pop-up-shop sales at Costco.com.

Selling, general and administrative expenses were 35.7% of net sales in the twenty-six weeks ended August 1, 2021 as compared to 42.3% of net sales in the twenty-six weeks ended August 2, 2020. The decrease in selling, general and administrative expenses of 6.6% of net sales was primarily due to higher leverage within infrastructure investments, selling related expenses, rent, insurance, equity-based compensation and travel.

Advertising and Marketing

Advertising and marketing expenses increased $8.4 million, or 54.4%, to $23.7 million in the twenty-six weeks ended August 1, 2021 as compared to $15.4 million in the twenty-six weeks ended August 2, 2020. The majority of the increase in advertising and marketing dollars relates to the reinstatement of marketing spends as showroom locations are fully open in the current period versus the limited showroom operations due to COVID-19 in the prior year period. The investment by quarter may vary greatly. Advertising and marketing expenses were 12.8% of net sales in the twenty-six weeks ended August 1, 2021 as compared to 13.2% of net sales in the twenty-six weeks ended August 2, 2020. The majority of the decrease in advertising and marketing as a percent of net sales is primarily due to improved performance in our media activities which has driven an increase in net sales, higher Sactional sales mix and higher average selling price.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $0.8 million, or 26.5%, to $4 million in the twenty-six weeks ended August 1, 2021 as compared to $3.2 million in the twenty-six weeks ended August 2, 2020. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.

Interest income (expense), net

Interest expense, net which is less than $0.1 million principally relates to the interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan with a slight offset of interest earned on the Company’s cash and cash equivalents balances for the twenty-six weeks ended August 1, 2021. The increase in net interest expense from prior year was the result of a decrease in interest rates being earned on the Company’s cash and cash equivalents during the twenty-six weeks ended August 1, 2021 as compared to the same period in the prior year.

Provision for income taxes

Income tax provision was less than 0.40% and 0.06% of sales for the twenty-six weeks ended August 1, 2021 and August 2, 2020, respectively.

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

Cash Flow Analysis

A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Twenty-six weeks ended
	August 1, 2021	August 2, 2020

Condensed Consolidated Statement of Cash flow Data:
Net Cash Provided by Operating Activities	$769	$12,073
Net Cash Used in Investing Activities	(7,357)	(5,271)
Net Cash Used in Financing Activities	(3,265)	(505)
Net change in cash and cash equivalents	(9,853)	6,297
Cash and cash equivalents at the end of the period	68,488	54,835

Net Cash Provided By Operating Activities

Cash from operating activities consists primarily of net income(loss) adjusted for certain non-cash items, including depreciation and amortization, loss on disposal of property and equipment, equity-based compensation, deferred rent, and non-cash interest expense and the effect of changes in working capital and other activities.

In the twenty-six weeks ended August 1, 2021, net cash provided by operating activities was $0.8 million and consisted of changes in operating assets and liabilities of ($25.1) million, net income of $10.5 million, and adjustments to reconcile net income to cash provided by operating activities of $15.4 million. Working capital and other activities consisted primarily of increases in inventory of $24.6 million, trade accounts receivable of $2.9 million, and customer deposits of $7.4 million, and accounts payable and accrued expenses of $2.8 million, partially offset by decreases in prepaid expenses and other current assets of $0.5 million and operating lease liabilities of $8.4 million.

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

For the twenty-six weeks ended August 1, 2021, capital expenditures were $7.4 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

For the twenty-six weeks ended August 2, 2020, capital expenditures were $5.3 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks offset by proceeds from disposal of property and equipment.

Net Cash Used In Financing Activities

Financing activities consist primarily of the proceeds from stock offerings and taxes paid for the net settlement of equity awards.

For the twenty-six weeks ended August 1, 2021, net cash used in financing activities was $3.3 million, due mostly to taxes paid for net share settlement of $3.4 million offset by proceeds from the exercise of warrants of $0.1 million. For the twenty-six weeks ended August 2, 2020, net cash used in financing activities was $0.5 million, due mostly to taxes paid for net share settlement of $0.5 million.

Revolving Line of Credit

On February 6, 2018, we entered into a five-year, secured revolving credit facility with Wells Fargo Bank, National Association (“Wells”). The credit facility permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of August 1, 2021, the Company’s borrowing availability under the line of credit with Wells was $22.5 million. As of August 1, 2021, there were $115 borrowings outstanding on this line of credit related to line of credit fees.

Severance Contingency

The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those associates are terminated without cause. The total amount of exposure to the Company under these agreements was $4.7 million at August 1, 2021 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.

Off Balance Sheet Arrangements

We have no material off balance sheet arrangements as of August 1, 2021, except for employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our consolidated financial statements included in the Annual Report on Form 10-K filed on April 14, 2021 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the twenty-six weeks ended August 1, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen weeks ended August 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the thirteen weeks ended August 1, 2021, 4,500 warrants with an exercise price of $16 per share were exercised on a cashless basis, resulting in the issuance of 3,600 common shares, and 5,250 warrants with an exercise price of $16 per share were exercised upon cash payment of the exercise price to the Company. We received no proceeds from the cashless exercise of the warrants. In issuing these shares, we relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: September 9, 2021		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: September 9, 2021		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)