Form 10-Q
period 2021-10-31
Lovesac Co
filed 2021-12-09
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 7, 2021, there were 15,123,084 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY
FORM 10-Q
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 31, 2021

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of October 31, 2021 (unaudited) and January 31, 2021	1

	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020 (unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2021 and November 1, 2020 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

Part II. OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31
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
You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:
•our ability to sustain recent growth rates;
•our ability to sustain the recent increase in our Internet sales;
•our ability to manage the growth of our operations over time;
•our ability to maintain, grow and enforce our brand and trademark rights;
•our ability to improve our products and develop new products;
•our ability to obtain, grow and enforce intellectual property related to our business and avoid infringement or other violation of the intellectual property rights of others;
•our ability to successfully open and operate new showrooms;
•the impact of any systems interruptions that impair customer access to our sites or other performance failures in our technology infrastructure;
•any decline in consumer spending including due to negative impact from economic conditions;
•our ability to compete and succeed in a highly competitive and evolving industry; and
•the effect and consequences of the novel coronavirus (“COVID-19”) public health crisis on our business operations and continuity.
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
ii

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2021	January 31, 2021
(amounts in thousands, except share and per share amounts)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$47,862	$78,341
Trade accounts receivable	9,794	4,513
Merchandise inventories	94,544	50,417
Prepaid expenses and other current assets	11,421	10,128
Total Current Assets	163,621	143,399
Property and equipment, net	32,133	25,868
Operating lease right-of-use assets	95,567	—
Other Assets
Goodwill	144	144
Intangible assets, net	1,345	1,517
Deferred financing costs, net	23	91
Total Other Assets	1,512	1,752
Total Assets	$292,833	$171,019
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$25,430	$24,311
Accrued expenses	23,427	17,187
Payroll payable	7,865	6,362
Customer deposits	6,704	5,993
Current operating lease liabilities	15,722	—
Sales taxes payable	2,430	2,471
Total Current Liabilities	81,578	56,324
Deferred Rent	—	6,749
Operating Lease Liabilities, long-term	90,658	—
Line of Credit	—	—
Total Liabilities	172,236	63,073
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of October 31, 2021 and January 31, 2021.	—	—
Common Stock $.00001 par value, 40,000,000 shares authorized, 15,122,882 shares issued and outstanding as of October 31, 2021 and 15,011,556 shares issued and outstanding as of January 31, 2021.	—	—
Additional paid-in capital	170,773	171,382
Accumulated deficit	(50,176)	(63,436)
Stockholders’ Equity	120,597	107,946
Total Liabilities and Stockholders’ Equity	$292,833	$171,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands, except per share data and share amounts)	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net sales	$116,678	$74,742	$302,041	$191,060
Cost of merchandise sold	58,062	33,434	138,317	91,413
Gross profit	58,616	41,308	163,724	99,647
Operating expenses
Selling, general and administration expenses	38,087	25,945	104,191	75,160
Advertising and marketing	15,832	10,975	39,548	26,337
Depreciation and amortization	1,726	1,854	5,748	5,034
Total operating expenses	55,645	38,774	149,487	106,531

Operating income (loss)	2,971	2,534	14,237	(6,884)
Interest expense, net	(45)	(44)	(135)	(22)
Net income (loss) before taxes	2,926	2,490	14,102	(6,906)
Provision for income taxes	(174)	(11)	(842)	(70)
Net income (loss)	$2,752	$2,479	$13,260	$(6,976)

Net income (loss) per common share:
Basic	$0.18	$0.17	$0.88	$(0.48)
Diluted	$0.17	$0.16	$0.83	$(0.48)

Weighted average number of common shares outstanding:
Basic	15,146,890	14,561,835	15,092,844	14,520,282
Diluted	16,069,729	15,581,487	16,015,683	14,520,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2021 AND NOVEMBER 1, 2020
(unaudited)

	Common		Additional Paid-in Capital	Accumulated Deficit	Total
(amounts in thousands, except share amounts)	Shares	Amount
Balance - February 2, 2020	14,472,611	$—	$168,318	$(78,163)	$90,155
Net loss	—	—	—	(8,348)	(8,348)
Equity based compensation	—	—	898	—	898
Issuance of common stock for restricted stock	35,776	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(150)	—	(150)
Balance - May 3, 2020	14,508,387	—	169,066	(86,511)	82,555

Net loss	—	—	—	(1,107)	(1,107)
Equity based compensation	—	—	677	—	677
Issuance of common stock for restricted stock	19,192	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(306)	—	(306)
Balance - August 2, 2020	14,527,579	$—	$169,437	$(87,618)	$81,819

Net income	—	—	—	2,479	2,479
Equity based compensation	—	—	1,063	—	1,063
Issuance of common stock for restricted stock	18,725	—	—	—	—
Exercise of Warrants	136,834	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(109)	—	(109)
Balance - November 1, 2020	14,683,138	$—	$170,391	$(85,139)	$85,252

Balance - January 31, 2021	15,011,556	$—	$171,382	$(63,436)	$107,946
Net income	—	—	—	2,061	2,061
Equity based compensation	—	—	655	—	655
Issuance of common stock for restricted stock	4,868	—	—	—	—
Exercise of Warrants	2,106	—	20	—	20
Balance - May 2, 2021	15,018,530	$—	$172,057	$(61,375)	$110,682

Net income	—	—	—	8,447	8,447
Equity based compensation	—	—	1,085	—	1,085
Issuance of common stock for restricted stock	78,446	—	—	—	—
Exercise of Warrants	8,850	—	84	—	84
Taxes paid for net share settlement of equity awards	—	—	(3,370)	—	(3,370)
Balance - August 1, 2021	15,105,826	—	169,856	(52,928)	116,928

Net income	—	—	—	2,752	2,752
Equity based compensation	—	—	1,110	—	1,110
Issuance of common stock for restricted stock	17,056	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(193)	—	(193)
Balance - October 31, 2021	15,122,882	—	170,773	(50,176)	120,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(amounts in thousands)	October 31, 2021	November 1, 2020
Cash Flows from Operating Activities
Net income (loss)	$13,260	$(6,976)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	5,121	4,604
Amortization of other intangible assets	627	430
Amortization of deferred financing fees	68	65
Net loss on disposal of property and equipment	—	5
Equity based compensation	2,850	2,639
Deferred rent	—	3,280
Non-cash operating lease cost	11,003	—
Impairment of right of use lease asset	554	—
Changes in operating assets and liabilities:
Trade accounts receivable	(5,281)	(42)
Merchandise inventories	(44,127)	(21,358)
Prepaid expenses and other current assets	1,166	(2,803)
Accounts payable and accrued expenses	9,265	17,070
Operating lease liabilities	(10,396)	—
Customer deposits	711	10,015
Net Cash (Used in) Provided by Operating Activities	(15,179)	6,929
Cash Flows from Investing Activities
Purchase of property and equipment	(11,386)	(6,671)
Payments for patents and trademarks	(455)	(497)
Net Cash Used in Investing Activities	(11,841)	(7,168)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(3,563)	(564)
Proceeds from the exercise of warrants	104	—
Payment of deferred financing costs	—	(50)
Net Cash Used in Financing Activities	(3,459)	(614)
Net Change in Cash and Cash Equivalents	(30,479)	(853)
Cash and Cash Equivalents - Beginning	78,341	48,539
Cash and Cash Equivalents - Ending	$47,862	$47,686
Supplemental Cash Flow Disclosures
Cash paid for taxes	$775	$70
Cash paid for interest	$80	$62
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2021 AND NOVEMBER 1, 2020
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
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
The Company is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary “Designed for Life” approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online sales directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, as well as through shop-in-shops and online pop-up-shops with third party retailers. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.
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
The following new accounting pronouncement was adopted in fiscal 2022:
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
Adoption of this standard resulted in the recognition of operating lease right-to-use (“ROU”) assets and corresponding lease liabilities of approximately $90 million and $97 million, respectively, and reclassification of deferred rent of $6.7 million as a reduction of the right-of-use assets on the consolidated balance sheet as of February 1, 2021. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, The Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of our leases.
NOTE 3 – INTANGIBLE ASSETS, NET
A summary of intangible assets follows:

		October 31, 2021
(amounts in thousands)	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 years	$2,717	$(1,581)	$1,136
Trademarks	3 years	1,365	(1,156)	209
Other intangibles	5 years	840	(840)	—
Total		$4,922	$(3,577)	$1,345

		January 31, 2021
(amounts in thousands)	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 years	$2,387	$(1,129)	$1,258
Trademarks	3 years	1,239	(981)	258
Other intangibles	5 years	840	(840)	—
Total		$4,466	$(2,950)	$1,516
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $0.1 million and $0.6 million and $0.3 million and $0.4 million for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively.

As of October 31, 2021, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

(amounts in thousands)
Remainder of Fiscal 2022	$73
2023	219
2024	202
2025	160
2026	141
2027	140
Thereafter	410
$1,345
NOTE 4 – INCOME TAXES
The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating losses for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.
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
For the thirteen and thirty-nine weeks ended October 31, 2021, the effects of 518,262 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 281,750 shares of common stock were included in the diluted share calculation.
For the thirteen weeks ended November 1, 2020, there were 495,366 shares of common stock underlying stock options of potentially dilutive shares which may be issued in the future that were excluded from the diluted net income per share calculation because the effect of including these potentially dilutive shares was antidilutive.
For the thirty-nine weeks ended November 1, 2020, there were 1,973,607 of potentially dilutive shares which may be issued in the future, including 685,743 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 792,498 shares of common stock. These were excluded from the diluted loss per share calculation in the thirteen and thirty-nine weeks ended November 1, 2020, because the effect of including these potentially dilutive shares was antidilutive.

NOTE 6 – COMMITMENTS, CONTINGENCY AND RELATED PARTIES
Leases
The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through January 2032. The Company determines if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Certain operating leases have renewal options and rent escalation clauses. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.
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
The Company’s lease terms and rates are as follows:

October 31, 2021
Weighted average remaining lease term (in years)
Operating Leases	7.1

Weighted average discount rate
Operating Leases	3.85%
During the thirteen and thirty-nine weeks ended October 31, 2021, we recognized operating lease expense of $4.9 million and $13.9 million, respectively. In addition, during the thirteen and thirty-nine weeks ended October 31, 2021, we recognized $2.9 million and $7.3 million, respectively, for index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease as well as rental expenses related to short term leases.

During the thirty-nine weeks ended October 31, 2021, we recognized impairment charges totaling $0.6 million associated with showroom-level ROU assets that are included as part of selling, general and administrative expenses. We did not recognize any impairment charges associated with showroom-level ROU assets during the thirteen weeks ended October 31, 2021 or during fiscal year 2021 as we did not adopt the guidance in ASU No. 2016-02, Leases (Topic 842) until fiscal year 2022.
The following table discloses the location and amount of our operating lease costs within our condensed consolidated balance sheets:

(amounts in thousands)	Balance sheet location	October 31, 2021
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$95,567

Liabilities
Current:
Operating leases	Current operating lease liabilities	15,722

Noncurrent:
Operating leases	Operating lease liability, long term	90,658

Total lease liabilities		$106,380
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of October 31, 2021 in thousands:

(amounts in thousands)
Remainder 2022	$3,382
2023	19,264
2024	18,590
2025	17,440
2026	15,801
Thereafter	48,408
Total undiscounted future minimum lease payments	122,885
Less: imputed interest	(16,505)
Total present value of lease obligations	106,380
Less: current operating lease liability	(15,722)
Operating lease liability- long term	$90,658

Supplemental Cash Flow information and non-cash activity related to our operating leases is as follows (in thousands):

(amounts in thousands)	For the thirty-nine weeks ended October 31, 2021
Operating cash flow information:
Amounts paid on operating lease liabilities	$10,396
Non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$106,415
Severance Contingency
The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those employees are terminated without cause. The total amount of exposure to the Company under these agreements was $5.1 million at October 31, 2021 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.
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
Related Parties
Our equity sponsor Mistral Capital Management, LLC (“Mistral”) performed management services for the Company under a contractual agreement that ended on January 31, 2021. One of our directors is a member and principal of Mistral. Management fees totaled approximately $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended November 1, 2020, respectively, and are included in selling, general and administrative expenses. There were no amounts payable to Mistral as of October 31, 2021. Amounts payable to Mistral as of January 31, 2021 were less than $0.1 million related to reimbursable fees and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
Our equity sponsor Satori Capital, LLC (“Satori”) performed management services for the Company under a contractual agreement that ended on January 31, 2021. One of our directors is a partner at Satori. Management fees totaled less than $0.1 million for the thirteen and thirty-nine weeks ended November 1, 2020, respectively, and are included in selling, general and administrative expenses. There were no amounts payable to Satori as of October 31, 2021. Amounts payable to Satori as of January 31, 2021 were less than $0.1 million consisting of management fees which were included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, the Company reimbursed Satori for expenses incurred for less than $0.1 million for out-of-pocket expenses for the thirty-nine weeks ended November 1, 2020. There were no such reimbursements for the thirty-nine weeks ended October 31, 2021. There were no such reimbursements during the thirteen weeks ended October 31, 2021 and November 1, 2020, respectively.
The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral, as an ecommerce platform in February 2018. One of our directors was also a director of Blueport. The Company terminated the Blueport contract in fiscal 2021 in order to launch a new enhanced ecommerce platform. There were $0.4 million and $2.1 million of fees incurred with Blueport sales transacted through the Blueport platform during the thirteen and thirty-nine weeks ended November 1, 2020, respectively. There were no amounts payable to Blueport as of October 31, 2021 and January 31, 2021, respectively.

NOTE 7 – FINANCING ARRANGEMENTS
The Company has a line of credit with Wells Fargo Bank, National Association (“Wells”). The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of October 31, 2021 and January 31, 2021, the Company’s borrowing availability under the line of credit with Wells was $22.5 million and $15.9 million, respectively. As of October 31, 2021 and January 31, 2021, there were no borrowings outstanding on this line of credit.
Under the line of credit with Wells, the Company may elect that revolving loans bear interest at a rate per annum equal to the base rate plus the applicable margin or the LIBOR rate plus the applicable margin. The applicable margin is based on tier’s relating to the quarterly average excess availability. The tiers range from 2.00% to 2.25% The loan agreement calls for certain covenants including a timing of the financial statement’s threshold and a minimum excess availability threshold.
NOTE 8 – STOCKHOLDERS’ EQUITY
Common Stock Warrants
The following represents warrant activity during the thirty-nine weeks ended October 31, 2021 and November 1, 2020:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants Outstanding at February 2, 2020	$16.83	1,039,120	1.93
Warrants issued	—	—	0
Expired and canceled	—	—	0
Exercised	16.00	(246,622)	0.71
Outstanding at November 1, 2020	$17.14	792,498	1.38

Warrants Outstanding at January 31, 2021	$19.07	293,973	2.57
Warrants issued	—	—	0
Expired and canceled	9.83	(98)	0
Exercised	16.00	(12,125)	0.09
Outstanding at October 31, 2021	$19.20	281,750	1.66
In the thirty-nine weeks ended October 31, 2021, a total of 5,625 warrants were exercised on a cashless basis, whereby the holders received fewer shares of common stock in lieu of a cash payment to the Company. Warrants exercised in the thirty-nine weeks ended October 31, 2021 resulted in the issuance of 10,956 common shares. There were 98 warrants that expired in the thirty-nine weeks ended October 31, 2021.
Equity Incentive Plan
The Company adopted the 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. The number of shares of common stock reserved for issuance under the 2017 Equity Plan was 2,104,889 at October 31, 2021.

Stock Options
In June 2019, the Company granted 495,366 non-statutory stock options to certain officers of the Company with an option price of $38.10 per share. 100% of the stock options are subject to vesting on the third anniversary of the date of grant if the officers are still employed by the Company and the average closing price of the Company’s common stock for the prior 40 consecutive trading days has been at least $75 by the third anniversary of the grant. Both the employment and the market condition must be satisfied no later than June 5, 2024 or the options will terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The 495,366 stock options were modified in fiscal 2021 to extend the term of the options through June 5, 2024. This resulted in additional compensation of approximately $0.9 million of which, $0.3 million was recorded upon modification and the remaining expense to be recognized over the remaining expected term. The market condition was met on June 5, 2021, which was the date on which the average closing price of the Company’s common stock had been at least $75 for 40 consecutive trading days. The options will vest and become exercisable on June 5, 2022 as long as the officers are still employed on that date. As a result of the market condition being met, the Company accelerated the amortization and recognized additional stock-based compensation expense during the thirteen and thirty-nine weeks ended October 31, 2021 of approximately $0.4 million and $0.5 million, respectively.
A summary of the status of our stock options as of October 31, 2021 and November 1, 2020, and the changes during the thirty-nine weeks ended October 31, 2021 and November 1, 2020 is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at February 2, 2020	495,366	$38.10	2.34	—
Exercised	—
Expired and canceled	—
Outstanding at November 1, 2020	495,366	$38.10	3.59	—
Exercisable at the end of the period	—	—	—	—

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 31, 2021	495,366	$38.10	3.35	—
Granted	—	—
Canceled and forfeited	—	—
Outstanding at October 31, 2021	495,366	$38.10	2.60	$27.08
Exercisable at the end of the period	—	—	—	—

Restricted Stock Units
A summary of the status of our unvested restricted stock units as of October 31, 2021 and November 1, 2020, and changes during the thirty-nine weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2020	183,053	$21.34
Granted	611,086	17.83
Forfeited	(3,078)	15.27
Vested	(105,318)	15.83
Unvested at November 1, 2020	685,743	$19.19

	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2021	655,558	$18.86
Granted	75,656	76.91
Forfeited	(39,503)	20.52
Vested	(173,449)	19.54
Unvested at October 31, 2021	518,262	$26.57
Equity based compensation expense was approximately $1.1 million and $2.9 million for the thirteen and thirty-nine weeks ended October 31, 2021 and $1.1 million and $2.6 million and for the thirteen and thirty-nine weeks ended November 1, 2020, respectively.
The total unrecognized equity-based compensation cost related to unvested restricted stock awards was approximately $5.2 million as of October 31, 2021 and will be recognized in operations over a weighted average period of 1.82 years.
NOTE 9 – EMPLOYEE BENEFIT PLAN
In February 2017, the Company established the TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All associates of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The Company's contributions to the 401(k) Plan were $0.2 million and $0.6 million for the thirteen weeks and the thirty-nine weeks ended October 31, 2021 and $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended November 1, 2020, respectively.
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

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
(amounts in thousands)
Sactionals	$100,374	$63,303	$263,558	$160,655
Sacs	14,195	10,197	33,053	27,723
Other	2,109	1,242	5,430	2,682
	$116,678	$74,742	$302,041	$191,060
NOTE 11 – BARTER ARRANGEMENTS
The Company has a bartering arrangement with a third-party vendor, whereby the Company provides inventory in exchange for media credits. The Company exchanged $0.6 million and $1.1 million of inventory plus the cost of freight for certain media credits for the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively. During the thirteen weeks ended October 31, 2021 and November 1, 2020, the Company exchanged $0.6 million and $0.4 million of inventory for certain media credits, respectively.
The Company had $2.0 million and $2.5 million of unused media credits remaining as of October 31, 2021 and January 31, 2021, respectively, which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet.
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
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed consolidated statement of operations and an increase in inventory and customers returns liability on the condensed consolidated balance sheet. As of October 31, 2021 and January 31, 2021, there was a returns allowance recorded on the condensed consolidated balance sheet in the amount of $1.6 million and $2.2 million respectively, which was included in accrued expenses and $0.3 million and $0.3 million respectively, associated with sales returns included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s condensed consolidated balance sheet. As of October 31, 2021 and January 31, 2021, the Company recorded under customer deposit liabilities the amount of $6.7 million and $6.0 million respectively. During the thirty-nine weeks ended October 31, 2021 and November 1, 2020, the Company recognized approximately $6.0 million and $1.7 million respectively, related to our customer deposits.
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
The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms, which includes mobile concierge and kiosks, and through the internet. The Other channel predominantly represents sales through the use of online pop-up-shops and shop-in-shops that are staffed with associates trained to demonstrate and sell our product. The following represents sales disaggregated by channel:

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands)	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Showrooms	$69,694	$41,538	$181,274	$72,507
Internet	35,542	25,710	90,198	101,848
Other	11,442	7,494	30,569	16,705
	$116,678	$74,742	$302,041	$191,060
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
Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary “Designed for Life” approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products online directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, as well as through shop-in-shops and online pop-up-shops with third party retailers. We believe that our ecommerce centric approach, coupled with our ability to deliver our large, upholstered products through express couriers, is unique to the furniture industry.
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
While the COVID-19 pandemic led to shifts in the way in which we operated in fiscal 2021, we continued to serve our customers through our online channels as our products can be easily configured, shopped online and delivered quickly in a touchless way, coupled with consumers’ demand for home related products and solutions. In fiscal 2022, our showroom sales have increased, including sales from shop-in-shop and pop-up-shops, and our internet sales have decreased demonstrating a customer shift back to in-store purchases. As our showrooms are now fully reopened, we continue to experience growth as our net sales increased $110.9 million, or 58.1%, to $302.0 million for the thirty-nine weeks ended October 31, 2021, compared to $191.1 million for the thirty-nine weeks ended November 1, 2020. Retail sales drove an increase of $108.8 million, or 150.0%, to $181.3 million for the thirty-nine weeks ended October 31, 2021 compared to $72.5 million for the thirty-nine weeks ended November 1, 2020. The increase in retail sales over the prior year period was mainly due to the limited showroom operations related to COVID-19 in the prior year period, which more than offset the decrease in our internet sales (sales made directly to customers through our ecommerce channel) of $11.6 million or 11.4% in the thirty-nine weeks ended October 31, 2021. New customers increased by 13.7% for the thirty-nine weeks ended October 31, 2021 as compared to 45.7% for the thirty-nine weeks ended November 1, 2020 due to large number of new internet customers acquired related to the Heroes campaign and the temporary closures of some showroom locations.

Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 86.0% and 87.3% of our sales for the thirteen and thirty-nine weeks ended October 31, 2021 as compared to 84.7% and 84.1% of our sales for the thirteen and thirty-nine weeks ended November 1, 2020, respectively.

During October 2021, we introduced the new Sactionals StealthTech Sound + Charge product line. This unique innovation features immersive surround sound by Harman Kardon and convenient wireless charging, all seamlessly embedded and hidden inside the adaptable Sactionals platform. The System includes two Sound + Charge Sides each with embedded front- and rear-firing Harman Kardon speakers, a Subwoofer that easily integrates into a Sactionals Seat Frame and a Center Channel, all working in unison to deliver captivating surround sound that is completely hidden from view.
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings.
•Accessories. Our accessories complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, Footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes and our unique Sactionals Power Hub, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences.
Sales Channels
We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through four distinct, brand-enhancing channels.
•Showrooms. We market and sell our products through 135 retail locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 38 states in the U.S. We carefully select the best small-footprint retail locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and is the standard for new showrooms. Our new showroom concept utilizes technology in more experiential ways to increase traffic and sales. Net sales completed through this channel accounted for 59.7% and 60.0% of total net sales for the thirteen and thirty-nine weeks ended October 31, 2021, respectively, up from 55.6% and 37.9% of total net sales for the thirteen and thirty-nine weeks ended November 1, 2020, respectively.

•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales completed through this channel accounted for 30.5% and 29.9% of total net sales for the thirteen and thirty-nine weeks ended October 31, 2021, respectively, down from 34.4% and 53.3% of total net sales for the thirteen and thirty-nine weeks ended November 1, 2020, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online pop-up-shops, shop-in-shops, and barter inventory transactions. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low-cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in-store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in-store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. We did not host any in-store pop-up-shops in the thirteen and thirty-nine weeks ended October 31, 2021. We did not host any in-store pop-up-shops in the thirteen weeks ended November 1, 2020 and hosted 154 in store pop-up-shops at Costco for the thirty-nine weeks ended November 1, 2020.
We operated 2 and 6 temporary online pop-up-shops on Costco.com for the thirteen and thirty-nine weeks ended October 31, 2021, respectively, and 2 and 4 for the thirteen and thirty-nine weeks ended November 1, 2020, respectively. We expect to continue hosting temporary online pop-ups on Costco.com and do not currently expect any further contribution from Costco for in-store pop-up-shops. We operated 5 Best Buy shop-in-shops for the thirteen and thirty-nine weeks ended October 31, 2021, respectively, up from 3 for the thirteen and thirty-nine weeks ended November 1, 2020, respectively. Other sales which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions accounted for 9.8% and 10.1% of our total sales for the thirteen and thirty-nine weeks ended October 31, 2021, respectively, up from 10.0% and 8.7% of our total sales for the thirteen and thirty-nine weeks ended November 1, 2020, respectively.
SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
The following tables present our summary condensed consolidated financial and other data as of and for the periods indicated. The condensed consolidated statement of operations data for the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020, the condensed consolidated statement of cash flow data for the thirty-nine weeks ended October 31, 2021 and November 1, 2020 and the summary condensed consolidated balance sheet data as of October 31, 2021, are derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed consolidated financial statements.

The summarized financial information presented below is derived from and should be read in conjunction with our audited condensed consolidated financial statements including the notes to those financial statements and our unaudited condensed consolidated financial statements including the notes to those financial statements both of which are included elsewhere in is Quarterly Report filed on Form 10-Q along with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our future results.

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands, except per share data and share amounts)	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Condensed Consolidated Statement of Operations Data:
Net sales
Showrooms	$69,694	$41,538	$181,274	$72,507
Internet	35,542	25,710	90,198	101,848
Other	11,442	7,494	30,569	16,705
Total net sales	116,678	74,742	302,041	191,060

Cost of merchandise sold	58,062	33,434	138,317	91,413

Gross profit	58,616	41,308	163,724	99,647
Operating expenses
Selling, general and administrative expenses	38,087	25,945	104,191	75,160
Advertising and marketing	15,832	10,975	39,548	26,337
Depreciation and amortization	1,726	1,854	5,748	5,034

Total operating expenses	55,645	38,774	149,487	106,531

Operating income (loss)	2,971	2,534	14,237	(6,884)

Interest expense, net	(45)	(44)	(135)	(22)

Net income (loss) before taxes	2,926	2,490	14,102	(6,906)

Provision for income taxes	(174)	(11)	(842)	(70)

Net income (loss)	$2,752	$2,479	$13,260	$(6,976)
Net Income (Loss) Attributable to Common Stockholders	$2,752	$2,479	$13,260	$(6,976)

Net income (loss) per common share:
Basic (1)	$0.18	$0.17	$0.88	$(0.48)
Diluted (1)	$0.17	$0.16	$0.83	$(0.48)

Weighted average number of common shares outstanding:
Basic	15,146,890	14,561,835	15,092,844	14,520,282
Diluted	16,069,729	15,581,487	16,015,683	14,520,282

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

EBITDA (2)(3)	$4,697	$4,388	$19,985	$(1,851)
Adjusted EBITDA (2)(3)	$5,818	$5,954	$23,553	$2,437

	As of
(amounts in thousands)	October 31, 2021	January 31, 2021

Balance Sheet Data:
Cash and cash equivalents	$47,862	$78,341
Working capital	82,043	87,075
Total assets	292,833	171,019
Total liabilities	172,236	63,073
Total stockholders’ equity	120,597	107,946

	Thirty-nine weeks ended
(amounts in thousands)	October 31, 2021	November 1, 2020

Condensed Consolidated Statement of Cash flow Data:
Net Cash (Used in) Provided by Operating Activities	$(15,179)	$6,929
Net Cash Used in Investing Activities	(11,841)	(7,168)
Net Cash Used in Financing Activities	(3,459)	(614)
Net change in cash and cash equivalents	(30,479)	(853)
Cash and cash equivalents at the end of the period	47,862	47,686
(1)For the calculation of basic and diluted net income (loss) per share, see Note 5 and Note 8 to our condensed consolidated financial statements.
(2)EBITDA and Adjusted EBITDA are “Non-GAAP Measures” that are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA are useful measures of operating performance, as they eliminate expenses that are not reflective of the underlying business performance, facilitate a comparison of our operating performance on a consistent basis from period-to-period and provide for a more complete understanding of factors and trends affecting our business. Additionally, EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. We use EBITDA and Adjusted EBITDA, alongside GAAP measures such as gross profit, operating income (loss) and net income (loss), to measure and evaluate our operating performance and we believe these measures are useful to investors in evaluating our operating performance.
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
(3)We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include management fees, equity-based compensation expense, write-offs of property and equipment, deferred rent, financing expenses and certain other charges and gains that we do not believe reflect our underlying business performance.
Reconciliation of Non-GAAP Financial Measures
The following provides a reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

(amounts in thousands)	Thirteen weeks ended October 31, 2021	Thirteen weeks ended November 1, 2020	Thirty-nine weeks ended October 31, 2021	Thirty-nine weeks ended November 1, 2020
Net income (loss)	$2,752	$2,479	$13,260	$(6,976)
Interest expense, net	45	44	135	22
Taxes	174	11	842	70
Depreciation and amortization	1,726	1,854	5,748	5,034
EBITDA	4,697	4,388	19,985	(1,851)
Management fees (a)	—	125	—	375
Deferred rent (b)	—	378	—	1,234
Equity-based compensation (c)	1,121	1,063	3,014	2,638
Loss on disposal of property and equipment (d)	—	—	—	5
Impairment of right of use lease asset (e)	—	—	554	—
Other non-recurring expenses (f)(g)	—	—	—	36
Adjusted EBITDA	$5,818	$5,954	$23,553	$2,437
(a)Represents management fees and expenses charged by our equity sponsors.
(b)Represents the difference between rent expense recorded and the amount paid by the Company. In accordance with generally accepted accounting principles, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease terms. The Company adopted ASC 842 at the beginning of fiscal 2022 therefore we no longer recognize deferred rent.
(c)Represents expenses, such as compensation expense and employer taxes related to RSU equity vesting and exercises associated with stock options and restricted stock units granted to our associates and board of directors.
(d)Represents the loss on disposal of fixed assets related to showroom remodels.
(e)Represents the impairment of the right of use lease asset for one showroom for which the fixed assets had been impaired in the prior fiscal quarter.
(f)There were no other non-recurring expenses in the thirteen weeks ended October 31, 2021 and November 1, 2020, respectively.
(g)There were no other non-recurring expenses in the thirty-nine weeks ended October 31, 2021. Other non-recurring expenses in the thirty-nine weeks ended November 1, 2020 are related to professional and legal fees related to financing initiatives.

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

Basis of Presentation and Results of Operations
The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Statement of Operations Data:
Net sales	100%	100%	100%	100%
Cost of merchandise sold	50%	45%	46%	48%
Gross profit	50%	55%	54%	52%
Selling, general and administrative expenses	33%	35%	34%	39%
Advertising and marketing	14%	15%	13%	14%
Depreciation and amortization	1%	2%	2%	3%
Operating income (loss)	2%	3%	5%	-4%
Interest expense, net	0%	0%	0%	0%
Net income (loss) before taxes	2%	3%	5%	-4%
Provision for income taxes	0%	0%	0%	0%
Net income (loss)	2%	3%	5%	-4%
Thirteen weeks ended October 31, 2021 Compared to the Thirteen weeks ended November 1, 2020
Net sales
Net sales increased $42.0 million, or 56.1%, to $116.7 million in the thirteen weeks ended October 31, 2021 as compared to $74.7 million in the thirteen weeks ended November 1, 2020. The increase in overall net sales was driven by growth across all channels. New customers increased by 21.7% in the thirteen weeks ended October 31, 2021 as compared to 34.0% in the thirteen weeks ended November 1, 2020 driven by higher new customers acquisition in our Internet channel in our prior year period. We had 135 and 107 total showrooms as of October 31, 2021 and November 1, 2020, respectively. We opened 9 additional showrooms, 2 mobile concierges, 1 kiosk, and remodeled 1 showroom and did not close any showrooms in the thirteen weeks ended October 31, 2021, as compared to opening 10 and not closing or remodeling any showrooms in the thirteen weeks ended November 1, 2020. Showroom sales increased $28.2 million, or 67.8%, to $69.7 million in the thirteen weeks ended October 31, 2021 as compared to $41.5 million in the thirteen weeks ended November 1, 2020. This increase was due in large part to comparable sales increase of $19.5 million, or 53.3%, to $56.1 million in the thirteen weeks ended October 31, 2021, compared to $36.6 million in the thirteen weeks ended November 1, 2020, related to higher point of sales transactions with lower promotional discounting and the addition of 28 new showrooms. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $82, or 17.0%, to $564 in the thirteen weeks ended October 31, 2021 as compared to $482 in the thirteen weeks ended November 1, 2020. Total number of units sold at point of transaction increased by approximately 21.4% driven by higher comparable sales. The increase in comparable sales, retail sales per selling square foot and total number of units sold over prior years is the result of a very strong Labor Day campaign. Internet sales (sales made directly to customers through our ecommerce channel) increased $9.8 million, or 38.2%, to $35.5 million in the thirteen weeks ended October 31, 2021 as compared to $25.7 million in the thirteen weeks ended November 1, 2020 also driven by very strong Labor Day campaign. Other sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions increased $3.9 million, or 52.7%, to $11.4 million in the thirteen weeks ended October 31, 2021 as compared to $7.5 million in the thirteen weeks ended November 1, 2020. This increase was principally due to higher productivity of our temporary online pop-up-shop on Costco.com compared to the prior year period.

Gross profit
Gross profit increased $17.3 million, or 41.9%, to $58.6 million in the thirteen weeks ended October 31, 2021 from $41.3 million in the thirteen weeks ended November 1, 2020. Gross margin decreased to 50.2% of net sales in the thirteen weeks ended October 31, 2021 from 55.3% of net sales in the thirteen weeks ended November 1, 2020. The decrease in gross margin percentage of 510 basis points was primarily driven by an increase of approximately 748 basis points in total distribution and related tariff expenses partially offset by an improvement of 238 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 953 basis points increase in inbound transportation cost and increased tariff related to higher product sourcing from China, partially offset by 205 basis points improvements due to higher leverage of warehousing and outbound freight costs. The product margin rate improvement is due to lower promotional discounting and continuing vendor negotiations to assist with the mitigation of tariffs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $12.2 million, or 46.8%, to $38.1 million in the thirteen weeks ended October 31, 2021 as compared to $25.9 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, rent, overhead expenses, and selling related expenses. Employment costs increased by $6.4 million driven by an increase in new hires and variable compensation. Rent increased by $2.7 million related to $1.5 million rent expense from our net addition of 28 showrooms and $1.2 million in higher percentage rent from the increase in sales. Overhead expenses increased $1.6 million consisting of an increase of $1.3 million in infrastructure investments, an increase of $0.2 million in travel expenses, and an increase of $0.1 million in equity-based compensation. Selling related expenses increased $1.5 million principally due to credit card fees related to the increase in sales.
Selling, general and administrative expenses were 32.6% of net sales in the thirteen weeks ended October 31, 2021 as compared to 34.7% of net sales in the thirteen weeks ended November 1, 2020. The decrease in selling, general and administrative expenses of 207 basis points was primarily due to higher leverage within infrastructure investments, equity-based compensation, insurance, rent, and selling related expenses, partially offset by deleverage in employment costs and travel. The deleverage in certain expenses relate to the investments we are making into the business that were put on hold in the prior year relating to COVID-19 financial resilience measures.
Advertising and Marketing
Advertising and marketing expenses increased $4.8 million, or 44.3%, to $15.8 million for the thirteen weeks ended October 31, 2021 as compared to $11.0 million in the thirteen weeks ended November 1, 2020. The majority of the increase in advertising and marketing dollars relates to the ongoing investments in marketing spends to support our sales growth. The investment by quarter may vary greatly. Advertising and marketing expenses were 13.6% of net sales in the thirteen weeks ended October 31, 2021 as compared to 14.7% of net sales in the thirteen weeks ended November 1, 2020. The majority of the decrease in advertising and marketing as a percent of net sales is primarily due to improved performance in our media activities which has driven an increase in net sales at lower promotional discounting.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $0.2 million , or 6.9%, to $1.7 million in the thirteen weeks ended October 31, 2021 as compared to $1.9 million in the thirteen weeks ended November 1, 2020. The decrease in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.
Interest (expense) income, net
Interest expense, net which is less than $0.1 million for the thirteen weeks ended October 31, 2021 and November 1, 2020, principally relates to the interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan with a slight offset of interest earned on the Company’s cash and cash equivalents balances.
Provision for income taxes
Income tax provision was less than 0.15% and 0.01% of sales for the thirteen weeks ended October 31, 2021 and November 1, 2020, respectively.

Thirty-nine weeks ended October 31, 2021 Compared to the Thirty-nine weeks ended November 1, 2020
Net sales
Net sales increased $110.9 million, or 58.1%, to $302.0 million in the thirty-nine weeks ended October 31, 2021 as compared to $191.1 million in the thirty-nine weeks ended November 1, 2020. The increase in overall net sales was driven by our Showroom sales, Other sales and partially offset by a decrease in our Internet Sales. New customers increased by 13.7% in the thirty-nine weeks ended October 31, 2021 as compared to 45.7% in the thirty-nine weeks ended November 1, 2020 driven by the successful Internet Heroes’ campaign in the prior year period. We had 135 and 107 total showrooms as of October 31, 2021 and November 1, 2020, respectively. We opened 25 additional showrooms, 2 mobile concierges, 1 kiosk, and remodeled 1 showroom and did not close any in the thirty-nine weeks ended October 31, 2021, as compared to opening 18 additional showrooms, permanently closing 2 showrooms and remodeling 0 showroom in the thirty-nine weeks ended November 1, 2020. Showroom sales increased $108.8 million, or 150.0%, to $181.3 million in the thirty-nine weeks ended October 31, 2021 as compared to $72.5 million in the thirty-nine weeks ended November 1, 2020, related to higher point of sales transactions driven by limited showroom operations due to COVID-19 in the prior year period and lower promotional discounting. This increase was due in large part to our comparable showroom point of sales transaction increase of $86.5 million, or 133.0%, to $151.5 million in the thirty-nine weeks ended October 31, 2021 as compared to $65.0 million in the thirty-nine weeks ended November 1, 2020. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $795, or 88.1%, to $1,697 in the thirty-nine weeks ended October 31, 2021 as compared to $902 in the thirty-nine weeks ended November 1, 2020. Total number of units sold at point of transaction increased by approximately 88.3%. The increase in comparable point of sales transactions, retail sales per selling square foot and number of units sold for the thirty-nine weeks ended was principally driven by the limited showroom operations due to COVID-19 in the prior year period. Other sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions, increased $13.9 million, or 83.0%, to $30.6 million in the thirty-nine weeks ended October 31, 2021 as compared to $16.7 million in the thirty-nine weeks ended November 1, 2020. This increase was due to hosting 2 additional temporary online pop-up-shops on Costco.com with higher productivity compared to the prior year period, partially offset by sales decrease from shop-in-shop locations related to Macy's closures. Internet sales (sales made directly to customers through our ecommerce channel) decreased $11.6 million, or 11.4%, to $90.2 million in the thirty-nine weeks ended October 31, 2021 as compared to $101.8 million in the thirty-nine weeks ended November 1, 2020. The decrease in Internet sales was due primarily to the shift of sales into the internet channel in prior year as a result of the limited showroom operations due to COVID-19.
Gross profit
Gross profit increased $64.1 million, or 64.3%, to $163.7 million in the thirty-nine weeks ended October 31, 2021 from $99.6 million in the thirty-nine weeks ended November 1, 2020. Gross margin increased to 54.2% of net sales in the thirty-nine weeks ended October 31, 2021 from 52.2% of net sales in the thirty-nine weeks ended November 1, 2020. The increase in gross margin percentage of 200 basis points was primarily driven by an increase of approximately 367 basis points due to lower promotional discount and continuing vendor negotiations to assist with the mitigation of tariffs. Distribution and related tariff expenses increased by 167 basis points over the prior year due to the increase in inbound freight of 822 basis points driven by escalating inbound container costs as well as some shift of inventory sourcing back to China, which are impacted by the 25% tariff rate to help alleviate container congestion coming from our other overseas vendors, partially offset by higher leverage of 655 basis points in warehousing and distribution costs.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $29.0 million, or 38.6%, to $104.2 million in the thirty-nine weeks ended October 31, 2021 as compared to $75.2 million in thirty-nine weeks ended November 1, 2020. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, rent, overhead expenses, and selling related expenses. Employment costs increased by $16.3 million driven by an increase in new hires and variable compensation. Rent increased by $6.6 million related to $4.1 million rent expense from our net addition of 28 showrooms and $2.5 million in higher percentage rent from the increase in sales. Overhead expenses increased $3.4 million consisting of an increase of $2.8 million in infrastructure investments, an increase of $0.4 million in equity-based compensation and an increase of $0.2 million in travel expenses. Selling related expenses increased $2.7 million due to an increase of $4.2 million in credit card fees, partially offset by a decrease of $1.5 million due to a lower fee structure for online pop-up-shop sales at Costco.com.
Selling, general and administrative expenses were 34.5% of net sales in the thirty-nine weeks ended October 31, 2021 as compared to 39.3% of net sales in the thirty-nine weeks ended November 1, 2020. The decrease in selling, general and administrative expenses of 484 basis points was primarily due to higher leverage within infrastructure investments, selling related expenses, rent, equity-based compensation and insurance, partially offset by deleverage in employment costs and travel. The deleverage in certain expenses relate to the investments we are making into the business that were put on hold in the prior year relating to COVID-19 financial resilience measures.
Advertising and Marketing
Advertising and marketing expenses increased $13.2 million, or 50.2%, to $39.5 million in the thirty-nine weeks ended October 31, 2021 as compared to $26.3 million in the thirty-nine weeks ended November 1, 2020. The majority of the increase in advertising and marketing dollars relates to the reinstatement of marketing spends as showroom locations are fully open in the current period versus the limited showroom operations due to COVID-19 in the prior year period. The investment by quarter may vary greatly. Advertising and marketing expenses were 13.1% of net sales in the thirty-nine weeks ended October 31, 2021 as compared to 13.8% of net sales in the thirty-nine weeks ended November 1, 2020. The majority of the decrease in advertising and marketing as a percent of net sales is primarily due to improved performance in our media activities which has driven an increase in net sales, higher Sactional sales mix and higher average selling price.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.7 million, or 14.2%, to $5.7 million in the thirty-nine weeks ended October 31, 2021 as compared to $5.0 million in the thirty-nine weeks ended November 1, 2020. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.
Interest income (expense), net
Interest expense, net which is approximately $0.1 million relates to the interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan with a slight offset of interest earned on the Company’s cash and cash equivalents balances for the thirty-nine weeks ended October 31, 2021. The increase in net interest expense from prior year was the result of a decrease in interest rates being earned on the Company’s cash and cash equivalents during the thirty-nine weeks ended October 31, 2021 as compared to the same period in the prior year.
Provision for income taxes
Income tax provision was less than 0.28% and 0.04% of sales for the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively.

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
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirty-nine weeks ended
(amounts in thousands)	October 31, 2021	November 1, 2020
Condensed Consolidated Statement of Cash flow Data:
Net Cash (Used in) Provided by Operating Activities	$(15,179)	$6,929
Net Cash Used in Investing Activities	(11,841)	(7,168)
Net Cash Used in Financing Activities	(3,459)	(614)
Net change in cash and cash equivalents	(30,479)	(853)
Cash and cash equivalents at the end of the period	47,862	47,686
Net Cash (Used In) Provided By Operating Activities
Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, loss on disposal of property and equipment, equity-based compensation, deferred rent, non-cash operating lease cost, impairment of right of use lease asset, and non-cash interest expense and the effect of changes in working capital and other activities.
In the thirty-nine weeks ended October 31, 2021, net cash used in operating activities was $15.2 million and consisted of changes in operating assets and liabilities of $48.7 million, net income of $13.3 million, and adjustments to reconcile net income to cash provided by operating activities of $20.2 million. Working capital and other activities consisted primarily of increases in inventory of $44.1 million, trade accounts receivable of $5.3 million, customer deposits of $0.7 million, and accounts payable and accrued expenses of $9.3 million, partially offset by decreases in prepaid expenses and other current assets of $1.2 million and operating lease liabilities of $10.4 million.
In the thirty-nine weeks ended November 1, 2020, net cash provided by operating activities was $6.9 million and consisted of changes in operating assets and liabilities of $2.9 million, a net loss of $7.0 million, and adjustments to reconcile net loss to cash used in operating activities of $11.0 million. Working capital and other activities consisted primarily of increases in merchandise inventories of $21.4 million, accounts payable and accrued expenses of $17.1 million, customer deposits of $10.0 million, and prepaid expenses and other current assets of $2.8 million.
Net Cash (Used In) Investing Activities
Investing activities consist primarily of investment in supply chain and systems infrastructure and capital expenditures related to new showroom openings and the remodeling of existing showrooms.
For the thirty-nine weeks ended October 31, 2021, capital expenditures were $11.8 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

For the thirty-nine weeks ended November 1, 2020, capital expenditures were $7.2 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.
Net Cash (Used In) Financing Activities
Financing activities consist primarily of the proceeds from stock offerings and taxes paid for the net settlement of equity awards.
For the thirty-nine weeks ended October 31, 2021, net cash used in financing activities was $3.5 million, due mostly to taxes paid for net share settlement of $3.6 million offset by proceeds from the exercise of warrants of $0.1 million. For the thirty-nine weeks ended November 1, 2020, net cash used in financing activities was $0.6 million, due mostly to taxes paid for net share settlement of $0.6 million.
Revolving Line of Credit
On February 6, 2018, we entered into a five-year, secured revolving credit facility with Wells Fargo Bank, National Association (“Wells”). The credit facility permits borrowings of up to $25.0 million, subject to borrowing base and availability restrictions. For additional information regarding our line of credit with Wells, see Note 7 to our condensed consolidated financial statements. As of October 31, 2021, the Company’s borrowing availability under the line of credit with Wells was $22.5 million. As of October 31, 2021, there were no borrowings outstanding on this line of credit.
Severance Contingency
The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those associates are terminated without cause. The total amount of exposure to the Company under these agreements was $5.1 million at October 31, 2021 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of October 31, 2021, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our consolidated financial statements included in the Annual Report on Form 10-K filed on April 14, 2021 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirty-nine weeks ended October 31, 2021.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen weeks ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.1+	The Lovesac Company Annual Incentive Compensation Plan	Filed herewith.
10.2+	The Lovesac Company Director Compensation Policy	Filed herewith.
10.3+	Employment Agreement between the Company and Mary Fox, dated September 30, 2021	8-K	10.1	11/12/2021
10.4+	Second Amendment to Employment Agreement between the Company and Jack A. Krause, dated November 9, 2021	8-K	10.2	11/12/2021
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+ Indicates a management contract or compensatory plan.
*This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: December 9, 2021		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: December 9, 2021		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)