Form 10-K
period 2022-01-30
Lovesac Co
filed 2022-03-30
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 1, 2021 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $792,087,229.
As of March 15, 2022, there were 15,124,910 shares of common stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement relating to its 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

ii.

4
i.

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
•our ability to sustain the increase in our Internet sales;
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
•our ability to compete and succeed in a highly competitive and evolving industry; and
•the effect and consequences of the novel coronavirus (“COVID-19”) public health crisis or related variants on our business operations and continuity.
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
ii.

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
The name “Lovesac” was derived from our original innovative product, a premium foam beanbag chair, the Sac. The Sac was developed in 1995 and provided the foundation for the Company. We believe that the large size, comfortable foam filling and irreverent branding of our Sacs products have been instrumental in growing a loyal customer base and our positive, fun image. Our Sacs represented 10.5%, 14.0% and 17.0% of our sales for fiscal years 2022, 2021 and 2020, respectively.
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
Our Sactionals represented 87.6%, 84.5% and 80.7% of our sales for fiscal years 2022, 2021 and 2020, respectively. Sacs and Sactionals come in a wide variety of colors and fabrics that allow consumers to customize their purchases in numerous configurations and styles. We provide lifetime warranties on our Sactionals frames and the foam used in both product lines, and 3-year warranties on our covers. Our Designed for Life trademark reflects our dynamic product line that is built to last and evolve throughout a customer’s life. Customers can continually update their Sacs and Sactionals with new covers, additions and configurations to accommodate changes in their family and housing situations.
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
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. In October 2021 StealthTech Sound + Charge product line was introduced that features immersive surround sound by Harman Kardon and convenient wireless charging, all seamlessly embedded and hidden inside the adaptable Sactionals platform. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer.
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 25 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings.
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
•Showrooms. We market and sell our products through 146 showrooms at top tier malls, lifestyle centers, kiosks, mobile concierges, and street locations in 39 states in the U.S. We carefully select the best small-footprint retail locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and will be the standard for future showrooms. Our showroom concept utilizes technology in more experiential ways to increase traffic and sales. Our net sales completed through this channel accounted for 60.0%, 45.6% and 63.4% of total net sales for fiscal years 2022, 2021 and 2020, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales completed through this channel accounted for 30.2%, 47.1% and 23.9% of total net sales for fiscal years 2022, 2021 and 2020, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, and barter inventory transactions. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. During fiscal year 2022, we operated 21 shop-in-shops at Best Buy and online at Best Buy.com as compared to 3 shop-in-shops in fiscal 2021. We hosted 7 online pop-ups and no in store pop-up-shops in fiscal year 2022 as compared to 5 online pop-ups and 153 in store pop-up-shops in fiscal year 2021. We expect to continue hosting online pop-ups on Costco.com and do not currently expect any further contribution from Costco in store pop-up-shops. Other sales which includes pop-up-shop sales, shop-in-shop sales and inventory barter transactions accounted for 9.8%, 7.3% and 12.7% of our total sales for the fiscal years ended 2022, 2021 and 2020, respectively.

Customers
Our Designed for Life products provide flexibility, upgradeability and sustainability, elements that attract a wide customer base and can change as their life changes. Our customers have different tastes, styles, purchasing goals and budgets when shopping for couches, and our Sactionals platform’s modularity addresses this array of needs.
•Target Demographics. Based on our internal data, our typical customer is 25 to 45 years in age with an annual household income of over $100,000. We consider this to be an attractive demographic because of its higher than average rates of household formation and furniture purchasing. Since 2020, we have experienced accelerated growth in new customer transactions from our target customers and beyond, demonstrating the expansive relatability and demand of our products.
•Robust customer lifetime value. The fiscal 2022 cohort had an average first year value of $2,840 per new customer, and this is the highest first year value of all cohorts we have tracked since fiscal 2015 and 105.0% higher than the 3 year benchmark fiscal 2015 cohort whose Customer Lifetime Value (CLV) is currently $1,385, which increased from $1,346 in fiscal 2021. We believe this is an outcome of our decision to focus on driving penetration of Sactionals. We calculated our fiscal 2022 cohort CLV by dividing the aggregate gross profits through fiscal 2022 attributed to the fiscal 2022 cohort (approximately $342 million) by the total number of new customers from fiscal 2022 (120,351).
In addition, our Customer Acquisition Cost (CAC) was $548.74 for fiscal 2022. This is an increase from our fiscal 2021 CAC which was $434.61. This increase is attributable to our increase in marketing spend targeted at Sactional customers and we expect our CAC to continue to increase as we continue to target Sactional customers. We also expect this increase in CAC to correspond with a continued increase in CLV. Our CLV/CAC ratio for fiscal 2022 was 5.17 compared to 4.70 for fiscal 2021.
Growth Strategies
To position Lovesac for future growth, in the last several years we have made significant investments in overhead, optimized and integrated our business technologies and processes, and further developed our marketing strategies. In addition, we have refocused our strategy regarding our showrooms, moving to higher end malls and lifestyle centers while testing new showroom concept such as kiosks and mobile concierge, to support ecommerce sales, our primary growth channel. We have also moved to fixed versus variable rent structures in many of our lease arrangements and have introduced a new interactive technology driven showroom experience that has resulted in higher traffic levels and conversion.
We are also focused on the following key strategies to drive sales growth:
Continue to Build on Our Brand
We aggressively invest in brand building and direct marketing efforts through a robust and diverse marketing mix. Our focus on building the Lovesac and Sactional brands has led to an increase in our new Sactional customer base, which grew by 33.1% in fiscal 2022. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We continue to invest into this digital channel to improve user experience, enhancing their research, understanding and confidence in their purchase decision.
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
New Strategy on Innovation
Innovation and test-and-learn are engrained within our Company, from product to operations to marketing and distribution. From inception, we have focused on developing unique, innovative and proprietary product platforms. We deploy a dual strategy of continuously researching and product invention and designing. We are continuously expanding and introducing new extensions to these platforms to broaden the appeal, grow the addressable market of our product offerings and ultimately continue to grow and evolve with our customers’ needs. We continually evaluate new products to complement our Sactionals and Sac lines and are currently developing accessories for the tech-savvy consumer. During October 2021, we introduced the Sactionals StealthTech Sound + Charge product line. This unique innovation features immersive surround sound by Harman Kardon and convenient wireless charging, all seamlessly embedded and hidden inside the adaptable Sactionals platform. The System includes two Sound + Charge Sides each with embedded front- and rear-firing Harman Kardon speakers, a Subwoofer that easily integrates into a Sactionals Seat Frame and a Center Channel, all working in unison to deliver captivating surround sound that is completely hidden from view.
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
•Premium Market Position and Pricing. Our products are positioned in the premium couch segment of the furniture market. We market as premium products because of our proprietary foam fillings, higher quality materials and unique modularity requiring a distinct level of manufacturing capability. At our price point, we offer a unique value proposition that combines both beautiful aesthetics and utility to our customers that we believe our competitors cannot offer. Additionally, our high-end branding strategy, further enhanced by our unsolicited celebrity endorsements and large social media following, commands premium pricing, as we feel lowering prices may negatively affect the perception of our products. The difference is explained by our platform approach, where once a customer buys their first couch, the cost of expanding and adding to it over time is much less expensive than the traditional method of purchasing another new couch to replace the old one.
•Omni-channel Platform. By leveraging our omni-channel platform, we cost-effectively drive traffic to our ecommerce channel, resulting in increased web-based sales and improved operating margins. We continually seek to improve our ecommerce capabilities to drive sales and take advantage of the lower cost of this channel. Our showrooms and other direct marketing efforts work in concert to drive customer conversion in ecommerce. In addition, our shop-in-shops provide a low cost alternative to drive brand awareness and both in-store and ecommerce sales.
Supply Chain and Sourcing
We manage a global supply chain of highly vetted and qualified, third-party manufacturing partners to produce our products. Our partners operate facilities located in the United States, China, Vietnam, Malaysia, Taiwan, Indonesia, and India. We do not currently own or operate any manufacturing facilities as we believe our partners’ facilities are sufficient to meet our current demand and will be able to meet any additional demand in the future. We do, however, expect to invest in additional domestic manufacturing capabilities to support supply chain redundancy for certain of our products. Additionally, we work closely with our manufacturing partners regarding product quality and manufacturing process efficiency. To mitigate the concentration risk in our supply chain, we have and continue to pursue a higher diversification of manufacturing partners, with both sourcing, tariff, and geographical advantages.
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
Seasonality
We experience seasonal fluctuations in our sales. A larger percentage of our sales occur in the fourth quarter of our fiscal year, which coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), the holiday season and our related promotional and marketing campaigns. Our fiscal 2022 quarters in sequential order equaled 16.6%, 20.6%, 23.4% and 39.4% of total net sales, respectively.

Intellectual Property

We own 31 U.S. federal trademark registrations, 177 foreign trademark registrations, and a number of U.S. and foreign trademark applications and common law trademark rights. Our registered U.S. trademarks include registrations for the Lovesac®, Lovesoft®, Sactionals®, Durafoam®, SAC®, SACS®, Moviesac®, Supersac®, Squattoman®, Total Comfort®, Gamersac®, Citysac®, Footsac®, Always Fits. Forever New®, The World’s Most Comfortable Seat®, and Designed For Life® trademarks. Our trademarks, if not renewed, are scheduled to expire between 2022 and 2031.
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
We have 26 issued U.S. utility patents and 38 issued foreign utility patents, that are scheduled to expire between 2022 and 2039. We have 15 pending U.S. utility patent applications, 35 pending foreign utility patent applications and 2 pending international patent applications. Our Sactional technology patents include our proprietary geometric modular system and segmented bi-coupling technology. We also have multiple patents pending and expect to file patent applications for future innovations. We believe that our patent portfolio, combined with our innovative design approach may deter others from attempting to imitate or replicate our products.
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

Environmental Sustainability and Social Responsibility

Our business is purpose driven, pursuing continued economic growth alongside environmental and social responsibility through innovative and lasting programs. We have incorporated social, environmental, health and safety procedures into our global manufacturing standards. Additionally, we are taking an enhanced inventory of our carbon footprint and constructing new operational processes to reduce waste throughout our value chain.

Our environmental and social initiatives include but are not limited to the following: We are committed to provide a fulfilling and inclusive workplace, cultivating a diverse workforce and continuous opportunities to learn new skills. We have increased training hours by 25 percent since fiscal 2020, recognizing the positive value of professional development for our associates. As of December 31, 2021, 55 percent of our workforce was made up of racial or ethnic minority groups, and 60 percent were women. In fiscal 2021, we founded a Diversity, Equity, and Inclusion (DEI) council and steering committee, that will lead the continued growth of programs supporting underrepresented groups and empowering employees to be responsive equality leaders. Delivering innovative solutions to support a sustainable, low carbon future is anchored in our guiding principles. By 2040, we hope to achieve a one-hundred percent circular and sustainable business model, reaching targets of zero waste and zero emissions. In the coming year, we plan to report scope 1 and 2 emissions in alignment with Green House Gas Protocol Corporate Accounting and Reporting Standard and share the roadmap intended to help us achieve our zero waste and zero emissions goals.

We monitor our sourcing facilities that manufacture Lovesac products for implementation of safe and ethical business practices in the areas of working hours, wages, benefits, forced labor, discrimination, and child labor. These facilities are also required to manage their environmental impacts, provide a safe and healthy environment in all workspaces, comply with all local wage and hour laws and regulations, and comply with all applicable environmental laws and regulations. Ethical and environmental practices are confirmed through agreements with our manufacturers to submit to third party auditing and authorized monitoring. We work to ensure our products are safe for our customers and their homes with strict safety standards and responsible use of chemicals. To achieve these standards, we strive for all of our products to meet or exceed performance requirements for product durability, safety, and consumer satisfaction through rigorous safety inspections.

At the end of fiscal 2022, we published our first annual Environmental, Social, and Governance (ESG) report aligned with the guidance of the Sustainability Accounting Standards Board (SASB). We believe that transparently disclosing the goals and metrics pertinent to our ESG programs will grant our stakeholders continued visibility of our progress. To that end, we expect to update this report on an annual basis for consistent transparency of our evolving ESG strategy and related efforts. Our most recent ESG report is available at: https://investor.lovesac.com/esg. The content of our website is not incorporated by reference in this Form 10-K.
Environmental Compliance

Our manufacturing operations are subject to a variety of U.S. and international environmental protection measures. We believe that our operations comply in all material respects with applicable environmental laws and regulations. Our compliance with these requirements is not expected to have a material effect upon our capital expenditures, cash flows, earnings, or competitive position.
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
Our corporate culture celebrates our associates at online rallies and annual events designed to engage our associates and reward them for exemplary work and embodiment of our values. We support our associates’ professional development through annual training programs on topics relevant to our business, functional areas, or policies and procedures. Our associates participate in quarterly coaching sessions with their managers where they are evaluated on their performance relative to certain key performance indicators and alignment with our values and given actionable feedback. We engage our associates on many levels to share learnings, educate, and foster community and connection.
Our talent acquisition strategy is to attract top talent and become a sought-after U.S. employer focused on our Designed For Life philosophy and a culture of diversity, equity and inclusivity. We have initiated this strategy by expanding the areas from which we source talent and offering flexible remote working opportunities for eligible associates. We will continue to build on this strategy, working in parallel with our evolving future work strategy. We also offer a robust and immersive onboarding plan to create a strong foundation for our new associates and timely, effective integration.
Due to the ongoing COVID-19 pandemic, in fiscal 2022 a majority of our workforce continued to work remotely. To support our headquarters-based associates, we took measures to ensure our associates had the technology to support remote work and are redefining our future working environment to offer flexible working solutions. For associates supporting our showrooms, we implemented specific protocols to ensure the safety of our associates and our customers.
As of January 30, 2022, we had 607 full-time associates and 578 part-time associates, and we contracted with 20 independent contractors. Our workforce was 58% female, and women hold 53% of the available leadership roles within the Company.
All associates and contractors are subject to contractual agreements that specify, among other things, requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.
Diversity, Equity and Inclusion
In fiscal 2022, we prioritized developing a strategic diversity, equity and inclusion plan to ensure a diverse workforce composition, operating in an inclusive and transparent workplace culture, to leverage all of our talents. We engaged with partners to guide our diversity, equity and inclusion strategy, and elicited feedback from our associates on factors affecting diverse individuals and communities. We also established a steering committee of senior leaders and a Diversity and Inclusion Council of associates to drive our program’s objectives. We have expanded our diversity recruiting practices, deployed training programs to increase awareness of diversity, equity and inclusion issues, and are developing tools to drive accountability toward achieving the Company’s goals.

Product Development
We design and sell non-seasonally driven, Designed For Life products, that are focused on driving incremental value for our customer. The process leverages numerous inputs to shape our product roadmap, sequencing of product launches, and prioritization of product projects. A few examples of these sources of information are consumer insights generated by research commissioned by Lovesac, patterning our category and key competitors, and product opportunities developed to address customer satisfaction. All products that we bring to market must adhere to our Designed For Life design philosophy which calls for products that are built to last a lifetime and designed to evolve as life changes. This ensures that our products not only leverage responsible inputs when possible, but also create a sustainable product that is built to last and designed to evolve.
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
Summary
Our business is subject to numerous risks and uncertainties, as described below, that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. The principal factors and uncertainties that make investing in our common stock risky include, among others:
•the ongoing impact of COVID-19 on our business, sales, results of operations and financial condition;
•our ability to sustain profitability, and raise capital;
•our ability to accurately forecast our operating results and growth rate or manage our growth effectively;
•our ability to maintain our brand image, engage new and existing customers and gain market share;
•our ability to compete successfully;

•our ability to effectively market and launch our products and increase customer traffic;
•our ability to attract, develop, motivate and maintain well-qualified associates;
•systems interruptions that impair customer access to our sites or other performance failures in our technology infrastructure, including significant disruptions of or breach in security of information technology systems and violation of data privacy laws;
•any decline in consumer spending including due to negative impact from economic conditions;
•our dependence on a small number of suppliers, including international suppliers and those in developing countries, foreign manufacturing and imports;
•the impact of increases in demand for, or the price of, raw materials used to manufacture our products;
•our inability to manage our inventory levels and products, including the complexities created by our omni-channel operations, and sustain our Internet sales levels;
•our ability to successfully open and operate new showrooms and continue to achieve showroom growth rates that we have achieved in the past;
•our ability to successfully adapt to consumer shopping preferences;
•unfavorable changes to government regulation of the Internet and ecommerce; and
•our ability to protect our trademarks, brand image, or other intellectual property rights.
COVID-19 Risks
The impact of COVID-19 continues to create uncertainty for our business and may have a significant negative impact on our business, sales, results of operations and financial condition.
The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. On March 18, 2020, the Company closed all showroom locations. All of our showrooms have since fully reopened to the walk-in phase; however, there is no guarantee that there will not be additional closures. We have seen and may continue to see changes in consumer demand as a result of COVID-19, including the inability of consumers to purchase our products due to factors such as quarantine or other restrictions, store closures, or financial hardship. To help mitigate the impact of the pandemic on showroom and in-person sales, we have increased marketing of our website and ecommerce platform as we believe that the pandemic has contributed to an acceleration in the shift of commerce to online sales. However, it is possible that this increased ecommerce demand may not continue in future periods and may even recede as the effects of the pandemic subside, which could adversely affect our revenue growth. Our business is also dependent on the continued health and productivity of our associates, including store, region and corporate management teams, throughout this crisis. Although we continue to prioritize the health and safety of our associates, our employees may be exposed to COVID-19, and we may face claims by such employees or regulatory authorities that we have not provided adequate protection to our employees with respect to the spread of COVID-19 at our physical locations, which may affect our business, results of operations, and reputation. Our global supply chain and manufacturing operations may also be impacted by COVID-19 related constraints, such as lock-down orders and business limitations imposed on our third-party suppliers. Individually and collectively, the consequences of the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.
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
The extent to which COVID-19 ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the virus and any variants, its severity, the vaccination rates among the population and its effectiveness, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. For example, significant shifts in consumer spending behavior resulting from the outbreak, especially around key purchase triggers like moving into new dwellings, remodeling spaces, or replacing or upgrading home furnishings, which we believe increased our sales during the pandemic, may decline after the pandemic has abated and cause a significant impact on our business and operations.
The various United States federal government orders and regulations directing employers to require their employees to be vaccinated could lead to labor disruptions, which could have a material adverse effect on our business and results of operations.
On November 4, 2021, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“ETS”) requiring private employers with 100 or more employees to enforce vaccination mandates for its employees or, alternatively, require weekly testing. On January 13, 2022, the United States Supreme Court issued an opinion staying enforcement of the ETS. Then, effective January 26, 2022, OSHA withdrew the ETS as an enforceable ETS, but did not withdraw the ETS as a proposed rule. The ultimate outcome of this proposed rule and related litigation cannot be determined at this time. We are continuing to closely monitor and update our practices in response to developments or changes in the COVID-19 vaccination policies established by various federal agencies as well as the several state-specific COVID-19 vaccine mandates that provide expanded exemptions, modifications, or restrictions regarding employee vaccinations. Given current information, it is not possible to assess with certainty the impact such vaccine mandates would have on us. These mandates may result in increased costs, labor disruptions or employee attrition. If we lose employees, it will be difficult in the current competitive labor market to find qualified replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. Additional uncertainty could also be caused by competing and potentially conflicting laws and regulations, such as the recent executive orders issued by certain states prohibiting vaccine mandates. Accordingly, such mandates could have a material adverse effect on our business and results of operations.
Business Risks
Our inability to maintain our brand image, engage new and existing customers and gain market share could have a material adverse effect on our growth strategy and our business, financial condition, operating results and prospects.
Our ability to maintain our brand image and reputation is integral to our business and implementation of our growth strategy. Maintaining, promoting and growing our brand will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality product and customer experience. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity and any negative publicity about these types of concerns may reduce demand for our products. There is also increased focus by governmental and non-governmental organizations, customers, and other stakeholders, on corporate social responsibility and sustainability matters. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to any social or sustainability matters, which could negatively impact our business and results of operations. While we believe our brand enjoys a loyal customer base, the success of our growth strategy depends, in part, on our ability to keep existing customers engaged and attract new customers to our brand. If we experience damage to our reputation or loss of consumer confidence, we may not be able to retain existing customers or acquire new customers, which could have a material adverse effect on our business, financial condition, operating results and prospects.
If we fail to acquire new customers, or fail to do so in a cost-effective manner, we may not be able to achieve revenue growth or profitability.
To acquire new customers, we must appeal to prospects who have historically used other means of commerce to purchase furniture, such as traditional furniture retailers. To date, we have reached new customers primarily through our showroom presence in various markets, and through social media, digital content, third-party advocates for our brand and products and by word of mouth, and now through national television advertisements. Until now, these efforts have allowed us to acquire new customers at what we believe is a reasonable cost and rate. However, there is no guarantee that these methods will continue to be successful, will not be impacted by the COVID-19 pandemic, or will drive customer acquisition rates necessary for us to achieve revenue growth or profitability.

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
We expect competition in both retail stores and ecommerce to continue to increase. Our ability to compete successfully depends on many factors both within and beyond our control, including:
•the size and composition of our customer base;
•our selling and marketing efforts;
•the quality, price, reliability and uniqueness of products we offer;
•the convenience of the shopping experience that we provide;
•our ability to distribute our products and manage our operations; and
•our reputation and brand strength.
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
We believe our success has depended, and continues to depend, on the efforts and talents of Shawn Nelson, our founder, member of the Board of Directors and Chief Executive Officer, Mary Fox, our President and Chief Operating Officer, Jack Krause, our Chief Strategy Officer and a member of the Board of Directors, Donna Dellomo, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary and other members of our management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled associates. The market for such associates in the cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of any of our key associates, including members of our senior management team, could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. Our inability to recruit and develop mid-level managers could have similar adverse effects on our ability to execute our business plan.
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
We face numerous business risks relating to macroeconomic factors. Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other times when disposable income is lower. Factors impacting discretionary consumer spending include general economic conditions, inflation, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, volatility of fuel and energy prices, interest rates, consumer confidence, political and economic uncertainty and other macroeconomic factors, including the COVID-19 pandemic and the conflict between Russia and the Ukraine. Deterioration in economic conditions, increasing inflation or increasing unemployment levels may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our sales. In recessionary periods and other periods where disposable income is adversely affected, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could further adversely affect our financial performance. It is difficult to predict when or for how long any of these conditions could affect our business and a prolonged economic downturn could have a material adverse effect on our business, financial condition, operating results and prospects.
A substantial portion of our business is dependent on a small number of suppliers. A material disruption or labor shortage at any of our suppliers’ manufacturing facilities could impede our ability to meet customer demand, reduce our sales, and/or negatively affect our financial results.
We do not own or operate any manufacturing facilities and therefore depend on third-party suppliers for the manufacturing of all of our products. Moreover, a substantial portion of our business is dependent on a small number of suppliers. Sacs, which represented approximately 10.5% of our revenues in fiscal 2022, 14.0% of our revenues in fiscal 2021, and 17.0% of our revenues in fiscal 2020, are currently manufactured by a single manufacturer in Texas, which has previously experienced, and may experience in the future, disruptions to its manufacturing operations. Sactionals, which represented approximately 87.6% of our revenues in fiscal 2022, 84.5% of our revenues in fiscal 2021, and 80.7% of our revenues in fiscal 2020, are manufactured by suppliers in the United States, China, Vietnam, Malaysia, Taiwan, Indonesia, and India.

Some of our third-party suppliers are currently experiencing a shortage of qualified labor at their manufacturing facilities in certain geographies, particularly within the United States, due in part to the COVID-19 pandemic and related government relief programs and general macroeconomic factors. A prolonged shortage of qualified labor could decrease our third-party suppliers' ability to effectively produce and meet our demands and efficiently operate their facilities. A prolonged labor shortage could also lead to increased labor costs from higher overtime, the need to hire temporary help to meet demand and higher wages rates in order to attract and retain employees. Any of these developments or manufacturing disruptions could materially increase our sourcing costs and have a material adverse effect on our results of operations.
Certain of our suppliers’ manufacturing facilities, and machines within an otherwise operational facility, have previously ceased temporarily, and could in the future cease, operations unexpectedly due to a number of events, which could materially and adversely impact our business, operations and financial condition. These events include but are not limited to:
•equipment failure;
•public health crises, such as the COVID-19 pandemic;
•fires, floods, earthquakes, hurricanes, or other catastrophes;
•unscheduled maintenance outages;
•utility and transportation infrastructure disruptions;
•labor difficulties;
•other operational problems;
•war or terrorism;
•political, social or economic instability; or
•financial instability or bankruptcy of any such supplier.
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
Our current suppliers are located in China, Vietnam, Taiwan, India, Indonesia, Malaysia and the United States. Our reliance on international suppliers increases our risk of supply chain disruption. Events that could cause disruptions to our supply chain include but are not limited to:
•the imposition of additional trade laws or regulations;
•public health crises, such as the COVID-19 pandemic;
•the imposition of additional duties, tariffs and other charges on imports and exports;
•foreign currency fluctuations;
•theft; and
•restrictions on the transfer of funds.
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
Further, these changes to tariffs or other rules related to cross border trade, could materially increase our cost of goods sold with respect to products that we purchase from vendors who manufacture products in China, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. Certain of our competitors may be better positioned than us to withstand or react to these kinds of changes including border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. In addition, while we may be able to continue to expand and shift our sourcing options, such expansion is time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
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
Most of our products are shipped from our suppliers by ocean vessel. If a disruption occurs in the operation of ports through which our products are imported, for instance, as a result of port congestion, adverse weather, natural disasters or climate change, we may incur increased costs related to air freight or use of alternative ports. Shipping by air is significantly more expensive than shipping by ocean and our margins could be reduced. Shipping to alternative ports could also lead to delays in receipt of our products. We rely on third-party shipping companies to deliver our products to us; as a result, we are subject to various risks that are beyond our control, including labor disputes, union organizing activity, the closure of such shipping companies’ offices or a reduction in operational capacity due to an economic slowdown or the inability to sufficiently ramp up operational capacity during an economic recovery or upturn, outbreaks of diseases (such as the COVID-19 pandemic), increased fuel costs and costs associated with any regulations to address climate change, and other factors affecting the shipping industry’s capacity or ability to deliver our products to us.
In addition, due to the ongoing global COVID-19 pandemic, ocean freight capacity issues continue to persist worldwide as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in recent price increases per shipping container. Streamline ships are charging priority booking fees to allocate space as they have less ships and workers operating. While we continue to manage and evaluate our freight carriers, there is no indication that shipping container rates will return to historical levels in the near-term and these increases could have a material adverse effect on our consolidated results of operations. Our third-party shipping companies have experienced transportation disruptions and restrictions due to the COVID-19 pandemic and delays stemming from delayed shipments from Asian ports, congestion at west coast ports, more extensive travel restrictions, closures or disruptions of businesses and facilities and a shortage of shipping containers needed to ship our products, which has adversely impacted our inventory levels and resulted in elevated, and sometimes lengthy, customer backorders. Any of these developments could have a material adverse effect on our business, financial condition, operating results and prospects.
Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing or distribution costs could increase our costs and negatively impact our gross margin.
We believe that we have strong supplier relationships, and we work with our suppliers to manage cost increases. Our gross margin depends, in part, on our ability to mitigate rising costs or shortages of raw materials used to manufacture our products. Raw materials used to manufacture our products are subject to availability constraints and price volatility impacted by a number of factors, including supply and demand for fabrics, weather, government regulations, economic conditions, economic and political instability, and other unpredictable factors. In addition, our sourcing costs may fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations, public health crises, such as the COVID-19 pandemic, or other unpredictable factors. The occurrence of any of the foregoing could increase our costs, delay or reduce the availability of our products and negatively impact our gross margin.
Although we have instituted measures to ensure our supply chain remains open to us, we experienced raw material supply chain challenges related to suppliers negatively impacted by COVID-19 shutdowns and shipping delays. These global supply chain challenges could continue and in turn materially adversely impact our manufacturing production and fulfillment of backlog. While we strive to maintain a number of sources for our raw materials, the impact of COVID-19 on raw materials and increased demand on our supply chain, has created additional pricing and availability pressures. During fiscal 2021, certain raw material prices, such as foam, springs and fabrics, significantly increased and in some instances, limited our production due to sourcing delays. Continued higher raw material prices and costs of sourced products could have an adverse effect on our future margins. We expect raw material prices to remain at historically high levels in many categories during fiscal 2022 due to price inflation in certain raw materials and global supply chain complexities. COVID-19 related issues will continue to introduce uncertainty into many markets, especially with respect to freight and labor availability. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases which would adversely impact operating income.
Our inability to manage our inventory levels and products, including with respect to our omni-channel operations, could have a material adverse effect on our business, financial condition, operating results and prospects.
Inventory levels in excess of customer demand may result in lower than planned financial performance. Alternatively, if we underestimate demand for our products, we may experience inventory shortages resulting in delays in fulfilling customer demands and replenishing to appropriate inventory levels, missed sales and lost revenues. Continued or lengthy delays in fulfilling customer demand could cause our customers to shop with our competitors instead of us, which could harm our business. Either of these events could significantly affect our operating results and brand image and loyalty. Our financial performance may also be impacted by changes in our products and pricing. These changes could have a material adverse effect on our business, financial condition, operating results and prospects.
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
We plan to open new showrooms in high traffic street and urban locations and historically we have favored top tier mall locations near luxury and contemporary retailers that we believe are consistent with our key customers’ demographics and shopping preferences. Sales at these showrooms are derived, in part, from the volume of foot traffic in these locations. Showroom locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:
•economic downturns in a particular area;
•competition from nearby retailers selling similar products;
•changing consumer demographics in a particular market;
•changing preferences of consumers in a particular market;
•the closing or decline in popularity of other businesses located near our store;
•reduced customer foot traffic outside a showroom location; and
•store impairments due to acts of God, pandemic, terrorism, protest or periods or civil unrest.
Even if a showroom location becomes unsuitable, we will generally be unable to cancel the long-term lease associated with such showroom.
We may be unable to successfully open and operate new showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.
As of January 30, 2022, we had 146 showrooms, including 8 kiosks and 2 mobile concierges, but our growth strategy requires us to increase our showroom base. There can be no assurance that we will succeed in opening additional showrooms. If we are unable to successfully open and operate new showrooms, it could have a material adverse effect on our business, financial condition, operating results and prospects.
Our ability to successfully open and operate new showrooms depends on many factors, including, among other things, our ability to:
•identify new markets where our products and brand image will be accepted or the performance of our showrooms will be successful;
•find available and suitable showroom locations that align with our consumer location strategy;
•obtain desired locations, including showroom size and adjacencies, in targeted high traffic street and urban locations and top tier malls;
•adapt our showrooms to address public health crises, such as the COVID-19 pandemic;
•negotiate acceptable lease terms, including desired rent and tenant improvement allowances;

•achieve brand awareness, affinity and purchaser intent in new markets;
•hire, train and retain showroom associates and field management;
•assimilate new showroom associates and field management into our corporate culture;
•source and supply sufficient inventory levels;
•employ the technologies needed to service a customer and complete a transaction;
•successfully integrate new showrooms into our existing operations and information technology systems; and
•have the capital necessary to fund new showrooms.
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
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring a substantial portion of our available cash to pay our rental obligations, reducing cash available for other purposes;
•limiting our flexibility in planning for or reacting to changes in our business or in the industry in which we compete; and
•placing us at a disadvantage with respect to some of our competitors who sell their products exclusively online.
We are required to make substantial lease payments under our leases, and any failure to make these lease payments when due would likely harm our business. In addition, many of our leases contain relocation clauses that allow the landlord to move the location of our showrooms. As our leases expire, we may be unable to negotiate acceptable renewals.
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
Growing our business through our omni-channel operations is key to our growth strategy. Our goal is to offer our customers seamless access to our products across our channels, and our success depends on our ability to anticipate and implement innovations in sales and marketing strategies to appeal to existing and potential customers who increasingly rely on multiple channels, such as ecommerce, to meet their shopping needs. While we interact with many of our customers through our showrooms, our customers are increasingly using computers, tablets and smartphones to make purchases online and to help them make purchasing decisions when in our showrooms. Our customers also engage with us online through our social media channels, including Facebook and Instagram, by providing feedback and public commentary about aspects of our business. Failure to enhance our technology and marketing efforts to align with our customers’ developing shopping preferences could significantly impair our ability to meet our strategic business and financial goals. Moreoever, if we do not successfully optimize our omni-channel operations, or if they do not achieve their intended objectives, it could have a material adverse effect on our business, financial condition, operating results and prospects.
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

In addition, our success in the online market will depend, in part, on our ability to attract consumers who have historically purchased furniture through traditional retailers. We may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our website and convert them into purchasing customers. Specific factors that could impact consumers’ willingness to purchase furniture from us online include:
•concerns about buying products, and in particular larger products, with a limited physical storefront, face-to-face interaction with sales personnel and the ability to physically examine products;
•actual or perceived lack of security of online transactions and concerns regarding the privacy of personal information;
•inconvenience associated with returning or exchanging items purchased online; and
•usability, functionality and features of our website.
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
Sales through our ecommerce channel account for a significant portion of our revenues. Our business, financial condition, operating results and prospects are dependent on maintaining our ecommerce business. Dependence on our ecommerce business and the continued growth of our direct and retail channels subjects us to certain risks, including:
•the failure to successfully implement new systems, system enhancements and Internet platforms;
•the failure of our technology infrastructure or the computer systems that operate our website and their related support systems, causing, among other things, website downtimes, telecommunications issues or other technical failures;
•the reliance on third-party computer hardware/software providers;
•rapid technological change;
•liability for online content;
•violations of federal, state, foreign or other applicable laws, including those relating to data protection;
•credit card fraud;
•cyber security and vulnerability to electronic break-ins and other similar disruptions; and
•diversion of traffic and sales from our stores.
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
We accept payment using a variety of methods, including credit card, debit card, PayPal, Apple Pay, Amazon Pay, Affirm and gift cards. As we offer new payment options to consumers, we may become subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and increase our operating costs. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply.
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
If we experience insufficient cash flow from operations to support our operating and capital needs, we will be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all. We may sell common stock, preferred stock, convertible securities and other equity securities in one or more transactions at prices and in such a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, investors may be materially diluted. Concerns over the economic impact of inflation, the COVID-19 pandemic and the conflict between Russia and Ukraine have caused extreme volatility in financial and capital markets, which has adversely impacted our stock price and may materially adversely affect our ability to access capital markets. Debt financing, if available, may involve restrictive covenants and could reduce, among other things, our operational flexibility. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. In addition, debt financings may be blocked by our senior lender that provides an asset-backed revolving credit facility to fund our inventory purchases in advance of customer sales. Our lender has, and any subsequent senior lender likely will have, the right to consent to any new debt financing. There can be no assurance that our lender will provide such consent. Our inability to raise capital when needed could prevent us from growing and have a material adverse effect on our business, financial condition, operating results and prospects.

We have identified a material weakness in our internal controls over financial reporting, and if we are unable to remediate such material weakness and maintain an effective system of internal controls in the future, we may fail to timely and accurately report our financial results, experience a loss of investor confidence in the accuracy and completeness of our consolidated financial statements, incur material misstatements in our consolidated financial statements, and the market price of our common stock may be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. We designed, implemented, and tested internal control over financial reporting required to comply with this obligation. The process of compiling the system and processing documentation necessary to perform the evaluation required under Section 404 is costly and challenging, and, in the future, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion.

We identified a material weakness in our internal control over financial reporting as of January 30, 2022, related to ineffective information technology internal controls in the areas of user access and segregation of duties related to certain information technology systems that could impact our financial reporting process. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Although these control weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented and there were no changes to previously released financial result, our management concluded that these control weaknesses constitute a material weakness and that our internal control was not effective as of January 30, 2022. Our management, under the oversight of our Audit Committee and in consultation with outside advisors, has begun evaluating and implementing measures designed to ensure that the control deficiencies contributing to the material weakness are remediated.

We believe our remediation efforts will be effective in remediating the material weakness described above, and we will continue to devote time and attention to these remedial efforts. However, as we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

If we are unable to remediate the material weakness timely and sufficiently or if we identify future material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, we may experience a loss of investor confidence in the accuracy and completeness of our consolidated financial statements, incur material misstatements in our consolidated financial statements, incur difficulty accessing capital on favorable terms, or at all, be subject to fines, penalties or judgments, incur reputational harm, and the market price of our common stock may be adversely affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, which could require additional financial and management resources and materially and adversely affect our business, results of operations and financial condition.
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
The Financial Accounting Standards Board (“FASB”) issued 2016-02, Leases (Topic 842). We adopted this standard beginning in fiscal 2022. We are required to capitalize all leases with a life greater than one year on our balance sheet and account for our showroom leases as assets and liabilities, where we previously accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease-related assets and liabilities were recorded on our balance sheet. These changes have not directly impacted our overall financial condition. However, they could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants under our debt facilities and third-party financial models regarding our financial condition.
Legal, Tax and Regulatory Risks

Increasing regulations and expectations on environmental, social and governance factors may impose additional costs and expose us to new risks.

Many investors, customers and other key stakeholders have increased their focus on environmental, social and governance (“ESG”) factors and corporate responsibility. As a result, there is a strong emphasis on ESG ratings and several third parties have created numerous standards by which they measure a company's corporate responsibility performance. In addition, these ESG standards may continue to change causing us to make substantial investments to satisfy them in order to meet the expectations of our investors, customers and other stakeholders. If we are unable to satisfy these ESG standards, our investors, customer and stakeholders may conclude that our policies and performance with respect to corporate responsibility are inadequate. Our inability to meet these standards may harm our brand and reputation, and our investments in ESG may impact our results of operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, we may lose current or future investors who may elect to invest with our competitors instead. In addition, we have and will continue to communicate our ESG goals and priorities. If we do not achieve these goals and priorities, or fail to meet the expectations of investors and other key stakeholders, our reputation and financial results could be materially and adversely affected.
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
We provide a lifetime warranty on the hard insert pieces of our Sactionals and the soft insert pieces of our Sacs, which, if deficient, could lead to warranty claims. The Company maintains a reserve for warranty claims. However, there can be no assurance that our reserve for warranty claims will be adequate and additional or reduced warranty reserves may be required. Material warranty claims could, among other things, harm our reputation and damage our brand, cause us to incur significant repair and/or replacement costs, and have a material adverse effect on our business, financial condition, operating results and prospects.

A significant disruption in, or breach in security of, our information technology systems or violations of data protection laws could have a material adverse effect on our business and reputation.
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
We have been and may in the future be subject to security breaches caused by computer viruses, malware, ransomware, phishing attempts, social engineering, illegal break-ins or hacking, sabotage, acts of vandalism by disgruntled associates or third parties, and other means of unauthorized access. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology network and systems have been and, we believe, continue to be under constant attack. Accordingly, despite our security measures or those of our third-party service providers, a security breach may occur, including breaches that we may not be able to detect. A breach of our or our third party service providers' information technology systems that results in the unauthorized release of confidential information could adversely affect our reputation, leading to a loss of our existing customers and potential future customers, cause financial losses due to remedial actions or potential liability, including punitive damages and regulatory fines or penalties, and materially increase the costs we incur to protect against these risks, including costs associated with insurance coverage and potential remediation measures. In addition, due to the COVID-19 pandemic, we have implemented work-from-home policies for certain employees. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that a significant portion of our employees work remotely as a result of the COVID-19 pandemic, and we cannot be certain that our mitigation efforts will be effective.
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
We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand. We regard our customer and prospect lists, trademarks, domain names, copyrights, patents and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our associates and others to protect our proprietary rights. We have 26 issued U.S. utility patents and 38 issued foreign utility patents, that are scheduled to expire between 2022 and 2039. We also have 15 pending U.S. utility patent applications, 35 pending foreign utility patent applications and 2 pending international patent applications. Our inability to enforce or the expiration of our intellectual property rights may harm our competitive position and our business. If we are unable to protect our technology and to adequately maintain and protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative solutions that have enabled us to be successful to date. The loss or expiration of our intellectual property rights and exclusivity agreements can have a significant adverse effect on our revenues.
Additionally, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent counterfeiting or infringement of our trademarks by others. We may not be able to claim or assert trademark or unfair competition claims against third parties for any number of reasons, and our trademarks may be found invalid or unenforceable. A judge, jury or other adjudicative body may find that the conduct of competitors does not infringe or violate our trademark rights. Third parties may claim that the use of our trademarks and branding infringe, dilute or otherwise violate the common law or registered marks of that party, or that our sales and marketing efforts constitute unfair competition. Such claims could result in injunctive relief prohibiting the use of our marks, branding and marketing activities, and significant damages, treble damages and attorneys’ fees and costs could be awarded as a result of such claims. Moreover, United States and foreign trademark offices may refuse to grant existing and future trademark applications and may cancel or partially cancel trademark registrations.
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
Regardless of the merit of the claims, if our products are alleged to infringe or violate the intellectual property rights of other parties, we could incur substantial costs and we may have to, among other things:
•obtain licenses to use such intellectual property rights, which may not be available on commercially reasonable terms, or at all;
•redesign our products or change our marketing activities to avoid infringement or other violations of the intellectual property rights of others;
•stop using the subject matter protected by the intellectual property held by others;
•pay significant compensatory and/or enhanced damages, attorneys’ fees and costs; and/or
•defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our time, financial and management resources.
If any of the foregoing occur, our business, financial condition, operating results and prospects could be materially adversely affected.
Risks Related to Ownership of Our Common Stock
The trading price of the shares of our common stock has been and is likely to continue to be highly volatile.
The stock market in general has experienced volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
•actual or anticipated fluctuations in our customer growth, sales, or other operating results;
•variations between our actual operating results and the expectations of securities analysts, investors, and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information, or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;
•additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•announcements by us or our competitors of significant products, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•lawsuits threatened or filed against us;
•developments in new legislation or rulings by judicial or regulatory bodies;
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events; and
•the societal and economic impact of public health crises, such as the ongoing COVID-19 pandemic.
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
Provisions in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws include provisions that:
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships by the affirmative vote of a majority of the directors or stockholders holding at least 25% of our issued and outstanding shares of common stock;
•provide that directors may only be removed by the majority of the shares of voting stock then outstanding entitled to vote generally in election of directors;
•require a majority of all directors who constitute the board of directors or holders at least 25% of the issued and outstanding shares our common stock to adopt, amend or repeal provisions of our Amended and Restated Bylaws;
•require 50% of the voting power of all then outstanding shares of our capital stock entitled to vote generally in election of directors to amend, alter or repeal, or adopt any provision inconsistent with certain sections of our Amended and Restated Certificate of Incorporation;

•except as otherwise provided by the terms of any series of preferred stock, special meetings of our stockholders may be called only by the board of directors, the chairperson of the board of directors, the chief executive officer, the president (in the absence of a chief executive officer) or at least 25% of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
The continued operation and growth of our business will require substantial cash. Accordingly, we do not anticipate paying any cash dividends to holders of our common stock at any time in the foreseeable future. Any determination to pay future dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, indebtedness, restrictions imposed by applicable law and other factors our board of directors deems relevant. Consequently, the only way our shareholders may be able to realize future gain on their investment is to sell their shares of common stock after the price of such shares has appreciated. However, there is no guarantee that our shares of common stock will appreciate in value.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our primary offices are located at Two Landmark Square, Suite 300, Stamford, CT 06901, where we occupy 22,480 square feet of office space pursuant to a lease agreement that expires in November 2024, and 904 W. 1600 S., #102, Saint George, Utah 84770, where we occupy 10,696 square feet of office space pursuant to a lease agreement that expires September 2031. We also lease retail space for our showrooms, in 146 locations throughout the majority of the U.S. states including Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and the District of Columbia.
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
For additional information regarding legal proceedings, refer to Note 7-Commitments, Contingencies and Related Parties in our consolidated financial statements within Part II of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on Nasdaq under the symbol “LOVE.”
Holders
As of March 15, 2022, there were 180 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.
Dividends
We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.
Lovesac Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 and the Russell 2000 from February 1, 2019 through January 30, 2022. The graph assumes a $100 investment in each of our common stock, the S&P 500 and the Russell 2000 on February 1, 2019.

	February 1, 2019	February 2, 2020	January 31, 2021	January 30, 2022
The Lovesac Company common stock	$100.00	$47.81	$238.16	$212.89
S&P 500	$100.00	$121.56	$142.53	$172.46
Russell 2000	$100.00	$109.02	$141.91	$136.05
Item 6. [Reserved]
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
Other factors that could affect our results of operations in future periods include:
COVID-19
Although there has been a general improvement in conditions related to the COVID-19 pandemic, there continues to be uncertainties around the scope and severity of the pandemic, its impact on the global economy, including supply chains, and other business disruptions that may impact our operating results and financial condition. We continue to follow the guidance issued by federal, state and local governments and health organizations and have taken measures to protect the safety of our associates and customers.
While the COVID-19 pandemic has led to shifts in the way in which we operate, we continue to serve our customers through our online channels as our products can be easily configured, shopped online and delivered quickly in a touchless way, coupled with consumers’ demand for home related products and solutions. In fiscal 2022, our showroom net sales have increased, other channel including net sales from shop-in-shop and pop-up-shops also increased, while our internet net sales have only decreased slightly demonstrating a customer shift back to in-store purchases. As our showrooms are fully reopen, we continue to experience growth as our net sales increased $177.5 million, or 55.3%, to $498.2 million for the fiscal year ended 2022, compared to $320.7 million for the fiscal year ended 2021. Retail sales drove an increase of $152.8 million, or 104.6%, to $299.0 million for the fiscal year ended 2022, compared to $146.2 million for the fiscal year ended 2021. The increase in retail sales over fiscal 2021 was mainly due to the limited showroom operations related to COVID-19 in fiscal 2021, which more than offset the slight decrease in our internet net sales (net sales made directly to customers through our ecommerce channel) of $0.4 million or 0.3% in the fiscal year ended 2022. Other channel net sales increased $25.1 million, or 106.7%, to $48.6 million for the fiscal year ended 2022, compared to $23.5 million for the fiscal year ended 2021. This increase was due to hosting 2 additional online pop-up-shops on Costco.com with higher productivity compared to the prior year period and the addition of 18 new Best Buy shop-in-shops in fiscal 2022, partially offset by sales decrease from shop-in-shop locations related to Macy's closures. New customers increased by 14.3% for the fiscal year ended 2022, as compared to 32.9% for the fiscal year ended 2021. The increase is driven by the large number of new retail customers as showrooms are now fully reopened, partially offset by the decrease in new internet customers related to the shift back to in-store purchases and the large number of new internet customers acquired from the Heroes campaign in prior year period.
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
Comparable Showroom Sales
Comparable showroom sales are calculated based on point of sale transactions from showrooms that were open at least fifty-two weeks as of the end of the reporting period. These sales will differ from sales on our income statement which are reported when goods are shipped and title has transferred to the customer. A showroom is not considered a part of the comparable showroom sales base if the square footage of the showroom changed or if the showroom was relocated. If a showroom was closed for any period of time during the measurement period, that showroom is excluded from comparable showroom sales. We made an exception to this calculation in fiscal 2021 when all of our showrooms were temporarily closed due to government regulations in response to the COVID-19 pandemic. For fiscal years 2022 and 2021, 29 and 19 respectively were excluded from comparable showroom sales. Comparable showroom sales allow us to evaluate how our showroom base is performing by measuring the change in period-over-period net sales in showrooms that have been open for twelve months or more. While we review comparable showroom sales as one measure of our performance, this measure is less relevant to us than it may be to other retailers due to our fully integrated, omni-channel, go-to-market strategy. As a result, measures that analyze a single channel are less indicative of the performance of our business than they might be for other companies that operate their distribution channels as separate businesses. Further, certain of our competitors and other retailers calculate comparable showroom sales (or similar measures) differently than we do. As a result, the reporting of our comparable showroom sales may not be comparable to sales data made available by other companies.
Customer Lifetime Value and Customer Acquisition Cost
We calculate CAC on an annual basis by dividing our expenses associated with acquiring new customers for a fiscal year by the number of new customers we acquire in that fiscal year. We include premium rent for locations above commercial rates, media costs to new customers, and a portion of showroom merchandising costs in our marketing expenses associated with acquiring new customers when calculating our CAC. Our marketing expenses for fiscal 2022 and fiscal 2021 were both equal to 13.1% of revenue. For fiscal 2022, our CAC was $548.74 per customer compared to a CAC of $434.61 for fiscal 2021. This increase was a result of our increased marketing spend that targeted Sactional customers. We expect our CAC to continue to increase over the next few years as a result of our continued focus on increasing marketing efforts. We expect this increase in CAC to correspond with a continued increase in CLV.
We monitor repeat customer transactions in aggregate through our point of sale platform and in groups based upon the year in which customers first made a purchase from us, which we refer to as cohorts, as a way to measure our customer’s engagement with our products over their lifetime. Our fiscal 2022 cohorts CLV is $2,840 compared to $2,044 in fiscal 2021. In addition, our fiscal 2015 cohort has increased its CLV from $1,071 in fiscal 2015 to $1,385 in fiscal 2022, a 29.3% increase in customer value since the fiscal 2015 cohorts’ first purchases with Lovesac.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity based compensation, financing related expenses and public company expenses; and credit card transaction fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.
Our recent revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are payroll, rent and selling related costs. We expect these expenses, as well as rent expense associated with the opening of new showrooms, to increase as we grow our business. We expect to leverage total selling, general and administrative expenses as a percentage of sales as sales volumes continue to grow. We expect to continue to invest in infrastructure to support the Company’s growth. These investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment. However, total selling, general and administrative expenses generally will leverage during the periods of investments with the most deleverage occurring in the first three quarters of the fiscal year, and the greatest leverage occurring in the fourth quarter.
Advertising and Marketing Expense
Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. We expect to continue to maintain our advertising and marketing investments at 12% to 14% of net sales on an annual basis. The investment by quarter may vary.
Basis of Presentation and Results of Operations
The following discussion contains references to fiscal years 2022, 2021 and 2020 which represent our fiscal years ended January 30, 2022, January 31, 2021 and February 2, 2020, respectively. Our fiscal year ends on the Sunday closest to February 1. Fiscal 2022, 2021 and 2020 were all 52-week periods.
The following table sets forth, for the periods for fiscal 2022, 2021 and 2020, our consolidated statement of operations as a percentage of total revenues:

	For the Fiscal Year Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Statement of Operations Data:
Net sales	100%	100%	100%
Cost of merchandise sold	45%	46%	50%
Gross profit	55%	54%	50%
Selling, general and administrative expenses	32%	35%	42%
Advertising and marketing	13%	13%	13%
Depreciation and amortization	2%	2%	2%
Operating income (loss)	8%	4%	(7)%
Interest (expense) income, net	0%	0%	0%
Net income (loss) before taxes	8%	4%	(7)%
Benefit from (provision for) income taxes	1%	0%	0%
Net income (loss)	9%	4%	(7)%
Fiscal 2022 Compared to Fiscal 2021
Net sales
Net sales increased $177.5 million, or 55.3%, to $498.2 million in fiscal 2022 as compared to $320.7 million in fiscal 2021. The increase in overall net sales was driven by our Showroom sales, Other sales and partially offset by a slight decrease in our Internet Sales. New customers increased by 14.3% in fiscal 2022 as compared to 32.9% in fiscal 2021 driven by the successful Internet Heroes’ campaign in the prior year period. We had 146 total showrooms including kiosks and mobile concierges open as of January 30, 2022 compared to 108 total showrooms as of January 31, 2021. We opened 28 additional showrooms, 8 kiosks, 2 mobile concierges, and remodeled 2 showrooms and did not close any showrooms in fiscal 2022, as compared to opening 19 showrooms and closing 2 showrooms in fiscal 2021. There were no showroom remodels in fiscal 2021. Showroom sales increased $152.8 million, or 104.6%, to $299.0 million in fiscal 2022 as compared to $146.2 million in fiscal 2021, related to higher point of sales transactions driven by limited showroom operations due to COVID-19 in the prior year period, lower promotional discounting and new showroom sales. This increase was due in large part to our comparable showroom point of sales transaction increase of $129.6 million, or 104.1%, to $254.1 million in fiscal 2022 as compared to $124.5 million in fiscal 2021. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 11 to the consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $1,067, or 63.7%, to $2,742 in fiscal 2022 as compared to $1,675 in fiscal 2021. Total number of units sold at point of transaction increased by approximately 62.3%. The increase in comparable point of sales transactions, retail sales per selling square foot and number of units sold in fiscal 2022 was principally driven by the limited showroom operations due to COVID-19 in the prior year period. Other sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions, increased $25.1 million, or 106.7%, to $48.6 million in fiscal 2022 as compared to $23.5 million in fiscal 2021. This increase was principally due to hosting 2 additional online pop-up-shops on Costco.com with higher productivity compared to the prior year period and the addition of 18 new Best Buy shop-in-shops in fiscal 2022, partially offset by sales decrease from shop-in-shop locations related to Macy's closures. Internet sales (sales made directly to customers through our ecommerce channel) decreased $0.4 million, or 0.3%, to $150.6 million in fiscal 2022 as compared to $151.1 million in the fiscal 2021. The slight decrease in Internet sales was due primarily to the sales shift into the internet channel in fiscal 2021 as a result of the limited showroom operations due to COVID-19 in fiscal 2021.
Gross profit
Gross profit increased $98.6 million, or 56.4%, to $273.3 million in fiscal 2022 from $174.8 million in fiscal 2021. Gross margin increased to 54.9% of net sales in fiscal 2022 from 54.5% of net sales in fiscal 2021. The increase in gross margin percentage of 40 basis points was primarily driven by an increase of 330 basis points improvement due to lower promotional discounts and continuing vendor negotiations to assist with the mitigation of tariffs, partially offset by an increase of 290 basis points in total freight including tariff expenses and warehousing costs. The increase in total freight including tariffs and warehousing costs over the prior year period is principally related to the increase of 720 basis points in inbound container freight costs, partially offset by higher leverage of 430 basis points in warehousing and outbound freight costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased 45.5%, or $50.6 million, to $162.0 million for the fiscal year ended January 30, 2022 compared to $111.4 million for the fiscal year ended January 31, 2021. The increase in selling, general and administrative expenses in fiscal 2022 was primarily related to an increase in employment costs, rent, overhead expenses, and selling related expenses. Employment costs increased by $22.8 million driven by an increase in new hires and variable compensation. Rent increased by $10.3 million related to $5.4 million rent expense primarily related to our net addition of 28 showrooms and $4.9 million in higher percentage rent from the increase in sales. Overhead expenses increased $9.6 million consisting of an increase of $7.3 million in infrastructure investments, an increase of $1.3 million in equity-based compensation, an increase of $0.6 million in travel expenses, and an increase of $0.4 million in insurance expenses. Selling related expenses increased $7.9 million due to an increase of $7.2 million in credit card fees and an increase of $0.7 million in selling agent fees which includes $2.0 million in fees to terminate an agreement with vendor partners, higher sales volume, partially offset by new lower rates of selling related fees compared to the prior year period.
Selling, general and administrative expenses were 32.5% of net sales for fiscal year ended January 30, 2022 compared to 34.7% of net sales for fiscal year ended January 31, 2021. SG&A expense as a percent of net sales decreased 221 basis points in fiscal 2022 due to a higher leverage within infrastructure investments, rent, equity-based compensation, insurance, and selling related expenses, partially offset by deleverage in employment costs and travel. The deleverage in certain expenses relate to the investments we are making into the business that were put on hold in the prior year relating to COVID-19 financial resilience measures.
Advertising and marketing expenses
Advertising and marketing expenses increased $23.2 million, or 55.2%, to $65.1 million for the fiscal year ended January 30, 2022 compared to $41.9 million for the fiscal year ended January 31, 2021. The increase in advertising and marketing costs relates to ongoing investments in marketing spends to support our sales growth.

Advertising and marketing expenses were 13.1% of net sales in both fiscal year 2022 and fiscal 2021. We expect to continue to maintain our advertising and marketing investments at 12% to 14% of net sales on an annual basis. The investment by quarter may vary.
Depreciation and amortization expenses
Depreciation and amortization expenses increased 19%, or $1.2 million to $7.9 million in fiscal 2022 compared to $6.6 million in fiscal 2021. The increase in depreciation and amortization expense is principally related to capital investments for new and remodeled showrooms in fiscal 2022.
Interest expense
Interest expense, net was $0.2 million in fiscal 2022, principally related to the interest expense for unused line fees and amortization of deferred financing fees on the asset-based loan. Interest expense, net in fiscal 2021 was $0.1 million, which reflects $0.1 million of interest income on cash and cash equivalents, offset by $0.2 million of interest expense related to unused line fees, interest on borrowings and amortization of deferred financing fees on the asset-based loan for the fiscal year ended January 31, 2021.
Provision for income taxes
During fiscal 2022, the Company recorded an income tax benefit of $7.6 million compared to income tax expense of $0.1 million in fiscal 2021. During fiscal 2022 the company recognized a reversal of the valuation allowance on deferred tax assets of $16.4 million offset by recognition of deferred tax expense of $9.8 million.
Repeat customers
Repeat customers accounted for approximately 41.6% of all transactions in fiscal 2022 compared to 37.5% in fiscal 2021. We expect new transactions to continue to become a larger portion of our transaction mix as we spend on acquisition.
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
For a comparison of Fiscal 2021 to Fiscal 2020 please refer to Item 7 within the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the Securities and Exchange Commission on April 14, 2021.
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

Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

in thousands	Fiscal Year Ended
	January 30, 2022	January 31, 2021	February 2, 2020

Provided by (used in) operating activities	$34,018	$40,521	$(11,194)
Used in investing activities	(16,488)	(9,052)	(10,651)
(Used in) provided by financing activities	(3,479)	(1,667)	21,313
Increase (decrease) in cash and cash equivalents	14,051	29,802	(532)
Cash and cash equivalents at end of period	92,392	78,341	48,539
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
In fiscal 2022, net cash provided by operating activities was $34.0 million and consisted of changes in operating assets and liabilities of $31.2 million, a net income of $45.9 million, and non-cash items of $19.9 million. Working capital and other activities consisted primarily of increases in inventory of $56.8 million, trade accounts receivable of $4.0 million, customer deposits of $7.3 million, accounts payable and accrued expenses of $39.2 million, and prepaid expenses and other current assets of $2.5 million, partially offset by a decrease in operating lease liabilities of $14.4 million.
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
Net Cash Used In Investing Activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings, the remodeling of existing showrooms, and the acquisition of intangible assets .
For fiscal 2022, capital expenditures were $16.5 million as a result of investments in new and remodeled showrooms and intangibles.
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
For fiscal 2022, net cash used in financing activities was $3.5 million primarily due to taxes paid for net share settlement of equity awards of $3.6 million offset by proceeds from the exercise of warrants of $0.1 million .

For fiscal 2021, net cash used in financing activities was $1.7 million which is mainly attributable taxes paid for net share settlement of equity awards.
For fiscal 2020, net cash provided by financing activities was $21.3 million, primarily due to $25.6 million of net proceeds from a primary share offering net of $4.3 million of taxes paid for net share settlement of equity awards.
Revolving Line of Credit

On March 25, 2022, we amended our existing credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The maturity date of our credit agreement was extended to March 25, 2024 and, among other things, the maximum revolver commitment was increased from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Our credit agreement includes a $1,000,000 sublimit for the issuance of letters of credit and a $4,000,000 sublimit for swing line loans. There were no outstanding borrowings under our credit facility as of January 30, 2022 and March 30, 2022.

We are required to pay a commitment fee of 0.30% based on the daily unused portion of the credit facility. Amounts outstanding under the credit facility, at our option, bear interest at either a base rate or a term SOFR based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the credit facility and ranging from 0.50% to 0.75% for borrowings accruing interest at base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the credit facility. For additional information regarding our line of credit with Wells, see Note 10 to our consolidated financial statements.
Severance Contingency
We have employment agreements with our senior level executives. These agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those associates are terminated without cause or resign for good reason. The total amount of exposure to us under these agreements was $5.5 million at January 30, 2022 if all executives with employment agreements were terminated without cause or resign for good reason and the full amount of severance was payable.
Contractual Obligations
We generally enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of January 30, 2022, our contractual cash obligations over the next several periods were as follows:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 Years	More than 5 years

Employment agreements	$5,543	$5,543	$—	$—	$—
Operating leases	130,962	20,493	38,776	31,364	40,329

Total	$136,505	$26,036	$38,776	$31,364	$40,329
Critical Accounting Policies and Estimates
The management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our audited consolidated financial statements included in this Annual Report on Form 10-K for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during fiscal 2022.
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
In some cases, deposits are received before we transfer control, resulting in contract liabilities. These contract’s liabilities are reported as deposits on the Company’s balance sheet.
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
We do not adjust revenue for the effects of any financing components if the contract has a duration of one year or less, as we receive payment from the customer within one year from when we transferred control of the related goods.
We offer our products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms and through the internet. The other channel predominantly represents sales through the use of pop-up-shops that typically average ten days at a time and are staffed with associates trained to demonstrate and sell our product.
Impairment of Long-Lived Assets
Our long-lived assets consist of property and equipment and right of use assets from leases. Property and equipment includes leasehold improvements, and other intangible assets. Long-lived assets are reviewed for potential impairment at such time that events or changes in circumstances indicate that the carrying amount of an asset might not be recovered. We evaluate for impairment at the individual showroom level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we will first compare the carrying amount of the assets to the future undiscounted cash flows for the respective long-lived asset. If the estimated future cash flows are less than the carrying amounts of the assets, an impairment loss calculation is prepared. An impairment loss is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimated future discounted cash flow. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.
In fiscal 2022, we recognized impairment charges totaling $0.6 million associated with showroom-level right of use lease assets. During fiscal 2021, we recorded impairment charges of $0.2 million, associated with the assets of an underperforming retail location. The impairments in fiscal 2022 and fiscal were 2021 calculated using a discounted cash flow model and were recorded in selling, general and administrative in our Consolidated Statements of Operations.
Merchandise Inventories
Merchandise inventories are comprised of finished goods which are carried at the lower of cost or net realizable value and capitalized freight and warehousing costs. Cost is determined on a weighted-average method basis. Merchandise inventories consist primarily of foam filled furniture, sectional couches, and related accessories. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and its estimates of future retail sales prices. In addition, we include capitalized freight and warehousing costs in inventory related to the finished goods in inventory.

Operating Leases
The Company determines if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to company showrooms. We also lease our corporate facilities. These operating leases expire at various dates through fiscal 2032. Showroom leases may include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company records lease liabilities at the present value of the lease payments not yet paid, discounted at the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term. As the Company's leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

We recognize operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the showroom opening. When a lease contains a predetermined fixed escalation of the fixed rent, we recognize the related operating lease cost on a straight-line basis over the lease term. In addition, certain of our lease agreements include variable lease payments, such as payments based on a percentage of sales that are in excess of a predetermined level and/or increases based on a change in the consumer price index or fair market value. These variable lease payments are excluded from minimum lease payments and are included in the determination of net lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term.
Equity-based Compensation
We account for equity-based compensation for associates and directors by recognizing the fair value of equity-based compensation as an expense in the calculation of net income, based on the grant-date fair value. We recognize equity-based compensation expense in the periods in which the associate or director is required to provide service, which is generally over the vesting period of the individual equity instruments. The fair value of the equity-based awards is determined using the Black-Scholes option pricing model or the stock price on the date of grant.
Recent Accounting Pronouncements
Except as described below, we have considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2020-05 extended the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the guidance in fiscal 2022 and there was not a material effect on the Company’s consolidated results of operations.
Adoption of this standard resulted in the recognition of operating lease right-to-use (“ROU”) assets and corresponding lease liabilities of approximately $90 million and $97 million, respectively, and reclassification of deferred rent of $6.7 million as a reduction of the right-of-use assets on the consolidated balance sheet as of January 30, 2022. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). ASU 2018-07 eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. ASU 2018-07 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We adopted the guidance in fiscal 2022 and there was not a material effect on the Company’s consolidated results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, we are exposed to a variety of risks, including fluctuations in interest rates that could affect our financial position and results of operations.
Debt

Interest rate risk exists primarily through our borrowing activities. We use U.S. dollar denominated borrowings to fund our working capital and investment needs. It is anticipated that the fair market value of any future debt under the line of credit will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. Under the line of credit, the Company may elect that revolving loans bear interest at a rate per annum equal to the base rate plus the applicable margin or the LIBOR rate plus the applicable margin. The applicable margin is based on tier’s relating to the quarterly average excess availability. The tiers range from 2.00% to 2.25%. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. A hypothetical 100 basis point change (up or down) in the one-month LIBOR rate would not have a material effect on our consolidated results of operations.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures were not effective as of January 30, 2022 due to a material weakness related to information technology general controls, as discussed below in Management's Annual Report on Internal Control over Financial Reporting.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2022. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, due to the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of January 30, 2022.
Marcum LLP, the Company’s independent registered public accounting firm, is appointed by the Company’s Board of Directors and ratified by the Company’s stockholders. They were engaged to render an opinion regarding the fair presentation of the Company’s consolidated financial statements as well as conducting an audit of internal control over financial reporting. Their reports included in Item 8 of this Form 10-K are based upon audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that a material weakness existed as of January 30, 2022 relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process.

Notwithstanding the material weakness described above, our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Remediation of Material Weaknesses

Our management, under the oversight of our Audit Committee and in consultation with outside advisors, has begun evaluating and implementing measures designed to ensure that the control deficiencies contributing to the material weakness are remediated. These remediation measures include, but are not limited to: (i) evaluating and implementing enhanced process controls around user access management to key information systems which may impact our financial reporting; (ii) expanding the management and governance over user access and system controls and (iii) enhancing our information technology compliance and accounting functions with additional experienced hires including a new Chief Information Officer.

We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote time and attention to these remedial efforts. However, as we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

Our independent registered public accounting firm, Marcum LLP, has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of January 30, 2022, as stated in their report which is included in the Financial Statements of this Annual Report on Form 10-K. Marcum LLP has also audited our consolidated financial statements at January 30, 2022 and January 31, 2021, and for each of the three years in the period ended January 30, 2022, and its report dated March 30, 2022, expressed an unqualified opinion on our consolidated financial statements.

Changes in our Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended January 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
On March 25, 2022, we amended our existing credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The maturity date of our credit agreement was extended to February 6, 2024, and among other things, the maximum revolver commitment was increased from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Our credit agreement includes a $1,000,000 sublimit for the issuance of letters of credit and a $4,000,000 sublimit for swing line loans. There were no outstanding borrowings under our credit facility as of March 30, 2022.
The credit facility is secured by a first lien on substantially all of our assets. No other subsidiary of the Company guaranteed the obligations under the credit facility or granted security interests in their assets to secure such obligations.
Availability under the credit facility is based on eligible accounts receivable and inventory. Our credit facility contains a financial covenant that requires us to maintain undrawn availability under the credit facility of at least 10% of the lesser of (i) the aggregate commitments in the amount of $40.0 million and (ii) the amounts available under the credit facility based on eligible accounts receivable and inventory.

We are required to pay a commitment fee of 0.30% based on the daily unused portion of the credit facility. Amounts outstanding under the credit facility, at our option, bear interest at either a base rate or a term SOFR based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the credit facility and ranging from 0.50% to 0.75% for borrowings accruing interest at a base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the credit facility.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The following is a list of the names, ages and backgrounds of our current executive officers:

Name	Age	Present Position	Business Experience
Shawn Nelson	45	Chief Executive Officer and Director	Shawn Nelson founded Lovesac in 1998 and is currently serving as Chief Executive Officer of the Company and as a member of the Board of Directors. Mr. Nelson is the lead designer of the Company's patented products and leads sourcing, creative, design, public relations, investor relations and culture. In 2005, Mr. Nelson won Richard Branson's "The Rebel Billionaire" on Fox and continues to participate in ongoing TV appearances. Mr. Nelson has a Master's Degree in Strategic Design and Management and is a former graduate-level instructor at Parsons, The New School for Design in New York City. Mr. Nelson is also fluent in Mandarin.
Mary Fox	49	President and Chief Operating Officer	Mary Fox is the President and Chief Operating Officer of Lovesac since November 2021. Previously, she served as General Manager for North America Consumer Products at BIC from 2018 to November 2021. Prior to joining BIC, she spent six years at L’Oréal in various roles within Ecommerce, New Business Development, and Business Transformation in the United States. Before L’Oréal, Ms. Fox held several senior leadership positions at Walmart in both the United States and International divisions. During her time as SVP Global Sourcing at Walmart, Ms. Fox co-founded the Sustainable Apparel Coalition in 2009 with Patagonia, which is now the leading global apparel, footwear, and textile coalition focused on sustainable production. Since 2021, Ms. Fox has also served as a director of AF Acquisition Corp., a special purpose acquisition company targeting the better-for-you food and beverage, health and wellness, beauty, personal care and pet industries. She also served on the Board of Directors of The Lovesac Company from February 2020 to November 2021. Ms. Fox graduated from Coventry University in the United Kingdom and holds a degree in manufacturing engineering and business studies.

Jack Krause	59	Chief Strategy Officer, Director	Jack Krause is the Chief Strategy Officer of The Lovesac Company and a member of the Board of Directors. Previously, he served as President and Chief Operating Officer of Lovesac from 2015 until November 2021. Prior to Lovesac, Mr. Krause served as President of Vitamin World, a division of NBTY. He also served as Senior Vice-President of Watch Station Global Retail and Skagen from 2011 to 2013. Mr. Krause also held the position of General Manager of Sunglass Hut North America from 2008 to 2010 along with other executive positions at Luxottica. Mr. Krause worked for 11 years at Bath and Body Works in roles of increasing responsibility leading to Senior Vice-President of Brand Development from 2004 to 2006. Prior to that he spent 10 years in brand management at Jergens and Marion Consumer Products. Mr. Krause has a Bachelor of Science in Business Administration from Miami University.
Donna Dellomo	57	Executive Vice President and Chief Financial Officer, Treasurer and Secretary of the Company	Donna Dellomo is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of The Lovesac Company. Prior to joining The Lovesac Company, Ms. Dellomo was Vice-President and Chief Financial Officer of Perfumania Holdings, a $540 million publicly traded company with over 290 retail locations, owned and licensed brands and a wholesale distribution network from January 1998 to January 2017. She also held progressive positions from October 1988 to December 1997 as Internal Audit Manager, Accounting Manager and Corporate Controller at Cybex International, Inc., a $125 million publicly traded company that manufactured and distributed fitness, rehabilitative and health care equipment. Ms. Dellomo is a Certified Public Accountant with initial focus on audit and tax and is also a Member of the Board of Trustees of Molloy College and Chair of their Fiscal Affairs Committee.
We will file with the SEC a definitive proxy statement (the “2022 Proxy Statement”) pursuant to Regulation 14A for our 2022 annual meeting of stockholders within 120 days of the fiscal year ended January 30, 2022. The additional information required by this Item will appear in the 2022 Proxy Statement and is incorporated by reference herein.
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
Item 11. Executive Compensation.
The information required by this Item will appear in the 2022 Proxy Statement and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of January 30, 2022, about the securities which are either already issued, or authorized for future issuance, under our Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”).

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(2)(3)	1,058,876	$38.10	371,943
Equity compensation plans not approved by shareholders	—	—	—
Total	1,058,876	$38.10	371,943
(1)The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units or performance units, which have no exercise price.
(2)Calculations based on 2017 Equity Plan.
(3)Awards of equity are made pursuant to our 2017 Equity Plan which was approved by our Board of Directors and our stockholders on August 26, 2017. In fiscal 2019, the 2017 Equity Plan was amended to increase the shares of our common stock authorized and reserved for issuance to 615,066 shares. In fiscal 2020, the 2017 Equity Plan was amended and restated to, among other things, increase the shares of our common stock authorized and reserved for issuance to 1,414,889 shares. In fiscal 2021, the 2017 Equity Plan was amended and restated to increase the shares of our common stock authorized and reserved for issuance by 690,000 shares.
The remaining information required by this Item will appear in the 2022 Proxy Statement and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will appear in the 2022 Proxy Statement and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will appear in the 2022 Proxy Statement and is incorporated by reference herein.

PART IV.
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1. Financial Statements (see Part II, Item 8 – Consolidated Financial Statements and Supplementary Data)
2. Financial Statement Schedules
Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.
3. Exhibits
See the Exhibit Index.
Item 16. Form 10-K Summary.
Optional disclosure not included in this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
2.1	Assignment and Assumption Agreement	S-1	2.1	4/20/2018
3.1	Amended and Restated Certificate of Incorporation	8-K	3.3	6/7/2021
3.2	Amended and Restated Bylaws	S-1/A	3.2	6/8/2018
4.1	Form of Amended and Restated Series A Warrant Agreement	S-1/A	4.2	5/23/2018
4.2	Form of Amended and Restated Series A-1 Warrant Agreement	S-1/A	4.3	5/23/2018
4.3	Form of Amended and Restated Series A-2 Warrant Agreement	S-1/A	4.4	5/23/2018
4.4	Form of Representative’s Warrant	S-1/A	4.4	6/25/2018
4.5	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act of 1934	Filed herewith.
10.1†	Wells Fargo Credit Agreement	S-1	10.1	4/20/2018
10.2†	Amendment No. 6 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	Filed herewith.
10.3±	2017 Amended and Restated Equity Incentive Plan	S-8	4.1	9/11/2020
10.4±	Form of Restricted Stock Units Agreement	S-1/A	10.3	5/23/2018
10.5	Amended and Restated Registration Rights Agreement	S-1	10.5	4/20/2018
10.6±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Shawn Nelson	S-1	10.6	4/20/2018
10.7±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Jack Krause	S-1	10.7	4/20/2018
10.8±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Donna Dellomo	S-1	10.8	4/20/2018
10.9±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Shawn Nelson	10-K	10.8	4/14/2021
10.10±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Jack Krause	10-K	10.9	4/14/2021
10.11±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Donna Dellomo	10-K	10.1	4/14/2021
10.12±	Second Amendment to Employment Agreement dated November 9, 2021, by and between The Lovesac Company and Jack A. Krause	8-K	10.2	11/12/2021
10.13±	Employment Agreement between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.1	11/12/2021
10.14±	Second Amendment to Employment Agreement dated March 24, 2022, by and between The Lovesac Company and Shawn Nelson	Filed herewith.
10.15±	Second Amendment to Employment Agreement dated March 24, 2022, by and between The Lovesac Company and Donna Dellomo	Filed herewith.
10.16±	Offer Letter between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.3	11/12/2021

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.17±	Mary Fox Resignation Letter from Board of Directors, dated November 9, 2021	8-K	10.4	11/12/2021
10.18±	Form of Stock Option Award Agreement	10-K	10.11	4/14/2021
10.19±	The Lovesac Company Annual Incentive Compensation Plan	10-Q	10.1	12/9/2021
10.20±	The Lovesac Company Director Compensation Policy	10-Q	10.2	12/9/2021
21.1	List of Subsidiaries	10-K	21.1	4/14/2021
23.1	Consent of Marcum LLP	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
± Indicates a management contract or compensatory plan.
† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2022.

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

/s/ Shawn Nelson	March 30, 2022
Shawn Nelson
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donna Dellomo	March 30, 2022
Donna Dellomo
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Andrew Heyer	March 30, 2022
Andrew Heyer
Chairman and Director

/s/ Walter McLallen	March 30, 2022
Walter McLallen
Director

/s/ Sharon M. Leite	March 30, 2022
Sharon M. Leite
Director

/s/ Shirley Romig	March 30, 2022
Shirley Romig
Director

/s/ John Grafer	March 30, 2022
John Grafer
Director

/s/ Jack Krause	March 30, 2022
Jack Krause
Director

THE LOVESAC COMPANY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 30, 2022 AND JANUARY 31, 2021 AND FOR THE YEARS ENDED JANUARY 30, 2022, JANUARY 31, 2021 AND FEBRUARY 2, 2020

THE LOVESAC COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
The Lovesac Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Lovesac Company (the “Company”) as of January 30, 2022 and January 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2022 and January 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of January 30, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 30, 2022, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for leases in accordance with ASC 842

Description of the matter

As described in Note 1 to the financial statements, the Company changed its method of accounting for leases in 2021 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842), and the related amendments.

The adoption of ASC 842 resulted in the recognition of right-of-use operating lease assets of $90 million and operating lease liabilities of approximately $97 million, and the reclassification of deferred rent of $6.7 million as a reduction of the right-of-use assets as of February 1, 2022. There was no cumulative effect of adopting the standard to retained earnings.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term discounted using the incremental borrowing rate.

Auditing the Company’s adoption of ASC 842 was complex and involved subjective auditor judgment because the Company is a party to a significant number of lease contracts and certain aspects of adopting ASC 842 required management to exercise judgment in applying the new standard to its portfolio of lease contracts. In particular, the estimates of the incremental borrowing rate were complex due to the significant management estimates required to determine the appropriate incremental borrowing rate and the resulting impact on the financial statements.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the adoption of ASC 842.

This included testing controls over management’s review of the incremental borrowing rate and models used to estimate the fair value of the right-of-use asset, including the related data and assumption.

To test the adoption of ASC 842, we performed audit procedures that included, among others, selecting a sample of lease contracts from the overall population to evaluate the completeness, accuracy, and proper application of the accounting standard, testing the accuracy of lease terms within the lease IT system by comparison of the data for a sample of leases to the underlying lease contract, and testing the accuracy of the Company’s system calculations of initial operating lease right-of use-assets and operating lease liabilities.

Additionally, we evaluated management’s methodology and model for developing the incremental borrowing rate by performing comparative independent calculations.

/s/ Marcum LLP
We have served as the Company’s auditor since 2017.
Hartford, CT
March 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
WITH A MATERIAL WEAKNESS

To the Stockholders and the Board of Directors of
The Lovesac Company

Adverse Opinion on Internal Control over Financial Reporting
We have audited The Lovesac Company’s (the “Company”) internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 30, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Annual Report on Internal Control over Financial Reporting”: the Company has not established an effective control environment due to the ineffective design and implementation of information technology and related activity level controls covering all significant accounts. This ineffectiveness was due, in part, to inadequate information technology general controls ("ITGC") relating to certain information technology systems. The ITGC deficiencies affected, among other things, the integrity of the data used to support the related activity level controls. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended January 30, 2022, of the Company, and this report does not affect our report on such financial statements.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements for the year ended January 30, 2022 and this report does not affect our report dated March 30, 2022 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of January 30, 2022 and January 31, 2021 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows and the related notes for each of the three years in the period ended January 30, 2022, and our report dated March 30, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/Marcum LLP

Hartford, Connecticut
March 30, 2022

THE LOVESAC COMPANY
CONSOLIDATED BALANCE SHEETS
JANUARY 30, 2022 AND JANUARY 31, 2021

	2022	2021
(amounts in thousands, except share and per share amounts)
Assets
Current Assets
Cash and cash equivalents	$92,392	$78,341
Trade accounts receivable	8,547	4,513
Merchandise inventories	108,493	50,417
Prepaid expenses and other current assets	15,726	10,128
Total Current Assets	225,158	143,399
Property and equipment, net	34,137	25,868
Operating lease right-of-use assets	100,891	—
Other Assets
Goodwill	144	144
Intangible assets, net	1,413	1,517
Deferred financing costs, net	—	91
Deferred tax asset	9,836	—
Total Other Assets	11,393	1,752
Total Assets	$371,579	$171,019
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$33,247	$24,311
Accrued expenses	40,497	17,187
Payroll payable	9,978	6,362
Customer deposits	13,316	5,993
Current operating lease liabilities	16,382	—
Sales taxes payable	5,359	2,471
Total Current Liabilities	118,779	56,324
Deferred Rent	—	6,749
Operating Lease Liabilities, long term	96,574	—
Line of Credit	—	—
Total Liabilities	215,353	63,073
Commitments and Contingencies (see Note 7)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of Jan 30, 2022 and Jan 31, 2021.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 15,123,338 shares issued and outstanding as of Jan 30, 2022 and 15,011,556 shares issued and outstanding as of Jan 31, 2021.	—	—
Additional paid-in capital	173,762	171,382
Accumulated deficit	(17,536)	(63,436)
Stockholders’ Equity	156,226	107,946
Total Liabilities and Stockholders’ Equity	$371,579	$171,019
The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 30, 2022, JANUARY 31, 2021, AND FEBRUARY 2, 2020

(amounts in thousands, except per share data and share amounts)	January 30, 2022	January 31, 2021	February 2, 2020
Net sales	$498,239	$320,738	$233,377
Cost of merchandise sold	224,894	145,966	116,687
Gross profit	273,345	174,772	116,690
Operating expenses
Selling, general and administration expenses	161,967	111,354	98,147
Advertising and marketing	65,078	41,925	29,194
Depreciation and amortization	7,859	6,613	5,158
Total operating expenses	234,904	159,892	132,499

Operating income (loss)	38,441	14,880	(15,809)
Interest (expense) income, net	(179)	(67)	647
Net income (loss) before taxes	38,262	14,813	(15,162)
Benefit from (provision for) income taxes	7,638	(86)	(43)
Net income (loss)	$45,900	$14,727	$(15,205)

Net income (loss) per common share:
Basic	$3.04	$1.01	$(1.07)
Diluted	$2.86	$0.96	$(1.07)

Weighted average number of common shares outstanding:
Basic	15,107,958	14,610,617	14,260,395
Diluted	16,058,111	15,332,998	14,260,395
The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 30, 2022, JANUARY 31, 2021, AND FEBRUARY 2, 2020

	Common		Additional Paid-in	Accumulated
(amounts in thousands, except share amounts)	Shares	Amount	Capital	Deficit	Total
Balance - February 3, 2019	13,588,568	$—	$141,728	$(62,958)	$78,770
Net loss	—	—	—	(15,205)	(15,205)
Equity-based compensation	101,883	—	5,246	—	5,246
Issuance of common shares, net	750,000	—	25,610	—	25,610
Issuance of common stock for restricted stock	180,304	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(4,278)	—	(4,278)
Exercise of warrants	27,246	—	12	—	12
Cancelation of shares	(175,390)	—	—	—	—
Balance - February 2, 2020	14,472,611	—	168,318	(78,163)	90,155
Net income	—	—	—	14,727	14,727
Equity-based compensation	—	—	4,681	—	4,681
Issuance of common stock for restricted stock	99,498	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(1,717)	—	(1,717)
Exercise of warrants	439,447	—	100	—	100
Balance - January 31, 2021	15,011,556	—	171,382	(63,436)	107,946
Net income	—	—	—	45,900	45,900
Equity-based compensation	—	—	5,859	—	5,859
Issuance of common stock for restricted stock	100,826	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,583)	—	(3,583)
Exercise of warrants	10,956	—	104	—	104
Balance - January 30, 2022	15,123,338	$—	$173,762	$(17,536)	$156,226

The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 30, 2022, JANUARY 31, 2021, AND FEBRUARY 2, 2020

(amounts in thousands)	January 30, 2022	January 31, 2021	February 2, 2020
Cash Flows from Operating Activities
Net income (loss)	$45,900	$14,727	$(15,205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,154	6,100	4,894
Amortization of other intangible assets	705	513	264
Amortization of deferred financing fees	91	88	73
Net loss (gain) on disposal of property and equipment	464	5	(167)
Impairment of long-lived assets	554	245	—
Equity-based compensation	5,859	4,681	5,246
Deferred rent	—	3,641	1,514
Non-cash operating lease cost	14,953	—	—
Deferred income taxes	(9,836)	—	—
Gain on recovery of insurance proceeds - lost profit margin	(632)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4,034)	2,675	(3,234)
Merchandise inventories	(56,819)	(14,017)	(10,246)
Prepaid expenses and other current assets	(2,459)	(2,060)	(2,116)
Accounts payable and accrued expenses	39,195	19,584	7,189
Operating lease liabilities	(14,400)	—	—
Customer deposits	7,323	4,339	594
Net Cash Provided by (Used in) Operating Activities	34,018	40,521	(11,194)
Cash Flows from Investing Activities
Purchase of property and equipment	(15,887)	(8,374)	(10,277)
Payments for patents and trademarks	(601)	(678)	(674)
Proceeds from disposal of property and equipment	—	—	300
Net Cash Used in Investing Activities	(16,488)	(9,052)	(10,651)
Cash Flows from Financing Activities
Proceeds from the issuance of common shares, net	—	—	25,610
Taxes paid for net share settlement of equity awards	(3,583)	(1,717)	(4,278)
Proceeds from the exercise of warrants	104	100	12
Paydown of proceeds from line of credit	—	—	(31)
Payment of deferred financing costs	—	(50)	—
Net Cash (used in) Provided by Financing Activities	(3,479)	(1,667)	21,313
Net Change in Cash and Cash Equivalents	14,051	29,802	(532)
Cash and Cash Equivalents - Beginning	78,341	48,539	49,071
Cash and Cash Equivalents - End	$92,392	$78,341	$48,539
Supplemental Cash Flow Disclosures
Cash paid for taxes	$1,121	$86	$43
Cash paid for interest	$95	$85	$63
The accompanying notes are an integral part of these consolidated financial statements

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, OPERATIONS AND LIQUIDITY, AND SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements of The Lovesac Company (the “Company”, “we”, “us” or “our”) as of January 30, 2022 and January 31, 2021 and for the years ended January 30, 2022, January 31, 2021 and February 2, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

NATURE OF OPERATIONS
The Company is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary Designed for Life approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online sales directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, as well as through shop-in-shops and online pop-up-shops with third party retailers. As of January 30, 2022, the Company operated 146 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.
COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic and, in the following weeks, the U.S. federal, state and local governments issued lockdown orders and related safety measures impacting the operations of our showrooms and consumer demand. Although there has been improvement in conditions, there continues to be uncertainty around the scope and severity of the pandemic, its impact on the global economy, including supply chains, and other business disruptions that may impact our operating results and financial condition. We continue to follow the guidance issued by federal, state and local governments and health organizations and have taken measures to protect the safety of our associates and customers.
OPERATIONS AND LIQUIDITY
Prior to fiscal 2022 and fiscal 2021, the Company had incurred significant operating losses and used cash in its operating activities from inception through fiscal 2020. Operating losses resulted from inadequate sales levels for the cost structure and expenses as a result of impact of tariffs on inventory, expanding into new markets, opening new showrooms, and investments into advertising, marketing and infrastructure to support increases in revenues. The Company plans to continue to open new retail showrooms in larger markets and increase its shop-in-shop relationships to increase sales levels, invest in advertising and marketing initiatives to increase brand awareness, and invest in infrastructure to support growth of the Company. There can be no assurance that anticipated sales levels will be achieved. The Company believes that based on its current sales and expense levels, cash generated from operating activities during fiscal 2022 and fiscal 2021, projections for the next twelve months, and the credit facility with Wells Fargo Bank, N.A. ("Wells"), see Note 10, the Company will have sufficient working capital to cover operating cash needs through the twelve-month period from the financial statement issuance date.
SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FISCAL YEAR
The Company’s fiscal year is determined on a 52/53 week basis ending on the Sunday closest to February 1. Hereinafter, the fiscal years ended January 30, 2022, January 31, 2021 and February 2, 2020 are referred to as fiscal 2022, 2021 and 2020, respectively. Fiscal 2022, 2021 and 2020 were 52-week fiscal years.
USE OF ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of the revisions are reflected in the period the change is determined.
REVENUE RECOGNITION
The Company implemented Accounting Standards Update ("ASU") 2015-04, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), in the first quarter of fiscal 2020 using modified retrospective method, which required the Company to apply the new guidance retrospectively to revenue transactions completed on or after the effective date. Adopting this new standard had no material financial impact on our consolidated financial statements but did result in enhanced presentation and disclosures.
Our revenue consists substantially of product sales. The Company reports product sales net of discounts and recognize them at the point in time when control transfers to the customer, which occurs when shipment is confirmed.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the statement of operations and an increase in inventory and customers returns liability on the balance sheet. As of January 30, 2022, there was a returns allowance of $2.0 million which was in accrued expenses and $0.4 million associated with sales returns in merchandise inventories. As of January 31, 2021, there was a returns allowance of $2.2 million which was in accrued expenses and $0.3 million associated with sales returns in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s balance sheet. As of January 30, 2022 and January 31, 2021, the Company recorded under customer deposit liabilities the amount of $13.3 million and $6.0 million, respectively. During the fiscal year ended January 30, 2022, the Company recognized $6.0 million related to its customer deposits from fiscal 2021. During the fiscal year ended January 31, 2021, the Company recognized $1.7 million from fiscal 2020. During the fiscal year ended February 2, 2020, the Company recognized $1.1 million from fiscal 2019.
Under ASC 606, the Company has elected the following accounting policies and practical expedients:
The Company recognizes shipping and handling expense as fulfillment activities (rather than as a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue.
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

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company offers its products through showrooms and through the Internet. The other channel predominantly represents sales through the use of online and in store pop-up shops, shop-in-shops, and barter inventory transactions. In store pop-up-shops are staffed with associates trained to demonstrate and sell our product. The following represents sales disaggregated by channel:

	For the fiscal years ended
	January 30, 2022	January 31, 2021	February 2, 2020
Showrooms	$298,989	$146,150	$148,004
Internet	150,622	151,065	55,781
Other	48,628	23,523	29,592
Total net sales	$498,239	$320,738	$233,377

The Company has no foreign operations and its sales to foreign countries was less than .01% of total net sales in fiscal 2022, 2021, and 2020.
The Company had no customers in fiscal 2022, 2021, or 2020 that comprise more than 10% of total net sales.
See Note 11 for sales disaggregated by product.
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
TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are carried at their estimated realizable amount and do not bear interest. Management determines the allowance for doubtful accounts by regularly evaluating individual customer accounts, considering the customer’s financial condition, and credit history, and general and industry current economic conditions. Trade accounts receivable are reserved for when deemed uncollectible. Recoveries of amounts previously written off are recorded when received. Historically, collection losses have been immaterial as a significant portion of the Company’s receivables are related to individual credit card transactions and three wholesale customers for which the Company has no history of collection losses. Management has concluded that an allowance was not necessary at January 30, 2022 and January 31, 2021, respectively.
Breakdown of accounts receivable is as follows:

	As of January 30, 2022	As of	As of January 31, 2021
Credit card receivables	$3,186		$2,964
Wholesale receivables	5,361		1,549
	$8,547		$4,513

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company had two wholesale customers that comprised 100% and 97% of wholesale receivables at January 30, 2022 and January 31, 2021, respectively.
PREPAID EXPENSES AND OTHER CURRENT ASSETS
The Company recognizes payments made for goods and services to be received in the near future as prepaid expenses and other current assets. Prepaid expenses and other current assets consist primarily of payments related to insurance premiums, catalog costs, barter credits, deposits, prepaid rent, prepaid inventory, and other costs.
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
GIFT CERTIFICATES AND MERCHANDISE CREDITS
The Company sells gift certificates and issues merchandise credits to its customers in the showrooms and through its website. Revenue associated with gift certificates and merchandise credits is deferred until redemption of the gift certificate and merchandise credits. The Company did not recognize any breakage revenue in fiscal 2022, fiscal 2021 or fiscal 2020 as the Company continues to honor all outstanding gift certificates.
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
There were no impairments during fiscal 2022, 2021, or 2020.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
INTANGIBLE ASSETS
Intangible assets with finite useful lives, including patents, trademarks, and other intangible assets are being amortized on a straight-line basis over their estimated lives. Other intangible assets with finite useful lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset might not be recovered.
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
There were no impairments during either fiscal 2022, 2021, or 2020.
IMPAIRMENT OF LONG-LIVED ASSETS
The Company’s long-lived assets consist of property and equipment and right of use assets from leases. Property and equipment includes leasehold improvements, and other intangible assets. Long-lived assets are reviewed for potential impairment at such time that events or changes in circumstances indicate that the carrying amount of an asset might not be recovered. The Company evaluates for impairment at the individual showroom level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, the Company will first compare the carrying amount of the assets to the future undiscounted cash flows for the respective long-lived asset. If the estimated future cash flows are less than the carrying amounts of the assets, an impairment loss calculation is prepared. An impairment loss is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimated future discounted cash flow. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

In fiscal 2022, the Company recognized impairment charges totaling $0.6 million associated with showroom-level right of use lease assets. During fiscal 2021, the Company recorded impairment charges of $0.2 million, associated with the assets of an underperforming retail location. During fiscal 2020 there were no impairment charges. The impairments in fiscal 2022 and fiscal were 2021 calculated using a discounted cash flow model and were recorded in selling, general and administrative in the Company’s Consolidated Statements of Operations.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity based compensation, financing related expenses and public company expenses; and credit card transaction fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.
ADVERTISING AND CATALOG COSTS
The Company capitalizes direct response advertising costs, which consist primarily of television advertising, postcards, catalogs and their mailing costs, and recognizes expense over the related revenue stream if the following conditions are met (1) the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded specifically to the advertising, and (2) the direct-response advertising results in probable and estimable future benefits.
Direct-response advertising costs, which are included in prepaid expenses and other current assets, are amortized commencing the date the catalogs and post cards are mailed and the television commercial airs through the estimated period of time for the Company has determined the related advertising impacts sales. There was no balance as of January 30, 2022 and January 31, 2021.
As of January 30, 2022 and January 31, 2021 the Company did not have any capitalized deferred direct-response television, postcard and catalog costs.
Advertising costs not associated with direct-response advertising are expensed as incurred and were $65.1 million in fiscal 2022, $41.9 million in fiscal 2021, and $29.2 million in fiscal 2020.
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
PRODUCT WARRANTY
Depending on the type of merchandise, the Company offers either a three-year limited warranty or a lifetime warranty. The Company’s warranties require it to repair or replace defective products at no cost to the customer. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The Company periodically reviews the adequacy of its recorded warranty liability. Product warranty expense, without any reserve adjustments, was approximately $0.5 million in fiscal 2022, $0.7 million in fiscal 2021, and $0.9 million in fiscal 2020. The decreases in fiscal 2022 and fiscal 2021 are related to fewer number of warranty claims. Warranty reserve was $0.7 million as of January 30, 2022 and $0.6 million as of January 31, 2021.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OPERATING LEASES
During Fiscal 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842), see NEW ACCOUNTING PRONOUNCEMENTS section of Note 1.
The Company determines if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to company showrooms. We also lease our corporate facilities. These operating leases expire at various dates through fiscal 2032. Showroom leases may include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company records lease liabilities at the present value of the lease payments not yet paid, discounted at the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term. As the Company's leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

We recognize operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the showroom opening. When a lease contains a predetermined fixed escalation of the fixed rent, we recognize the related operating lease cost on a straight-line basis over the lease term. In addition, certain of our lease agreements include variable lease payments, such as payments based on a percentage of sales that are in excess of a predetermined level and/or increases based on a change in the consumer price index or fair market value. These variable lease payments are excluded from minimum lease payments and are included in the determination of net lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term.
See Note 7 of the Notes to Consolidated Financial Statements for related disclosures.
FAIR VALUE MEASUREMENTS
The carrying amount of the Company’s financial instruments classified as current assets and current liabilities approximate fair values based on the short-term nature of the accounts.
EQUITY-BASED COMPENSATION
The Company’s 2017 Equity Plan provides for awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, cash-based awards and other stock-based awards. The plan allows for the issuance of up to 2,104,889 shares at January 30, 2022 and January 31, 2021. All awards shall be granted within 10 years from the effective date of the plan. The unit vesting was based on both time and performance. See Note 8 for additional disclosure.
SHIPPING AND HANDLING
Shipping and handling charges billed to customers are included in revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $112.8 million in fiscal 2022, $63.1 million in fiscal 2021, and $47.1 million in fiscal 2020.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
In connection with the 2017 reorganization, the intent was that the net operating losses (NOLs) of SAC Acquisition, LLC, a limited liability company that had been historically treated as a C-corporation for federal and state income tax purposes, were to be inherited by the Company. The Company filed a request for a private letter ruling requesting additional time to make a check the box election pursuant to Treas. Reg. 301.7701-3. In PLR-109713-19 dated October 22, 2019 the Company was granted an extension of time of 120 days to file form 8832 “Entity Classification Election.” The completed Form 8832 was filed with The IRS on November 11, 2019. The Company has maintained the position that the NOLs were inherited from SAC Acquisition in the 2017 reorganization and consistently maintained a full valuation allowance against its NOLs as they were part of deferred income tax assets not likely to be realized prior to fiscal 2022. During fiscal 2022, the Company recorded a deferred tax asset of $9.8 million. Previous to fiscal 2022, the resolution of the uncertain tax position regarding the Company’s NOL carry forward during the year did not have an impact on the Company’s financial position or results of operations. As of January 30, 2022, there were no uncertain tax positions. See Note 6 for additional disclosures.
Deferred income taxes are provided on temporary differences between the income tax basis of assets and liabilities and the amounts reported in the financial statements and on net operating loss and tax credit carry forwards.
A valuation allowance is provided for that portion of deferred income tax assets not likely to be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period. Diluted net income (loss) per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods. In fiscal 2022, the effects of 533,333 unvested restricted stock units, 495,366 stock options, and 281,750 common stock warrants were included in the diluted share calculation.
In fiscal 2021, the effects of 655,558 unvested restricted stock units and 293,973 common stock warrants were included in the diluted share calculation. The effects of 495,366 stock options were excluded in the diluted net income per common share calculation because the effects of including theses potentially dilutive shares was antidilutive.
In fiscal 2020, there were 1,717,539 of potentially dilutive shares which may be issued in the future, including 183,053 unvested restricted stock units, 495,366 stock options, and 1,039,120 common stock warrants. These shares were excluded in the diluted net loss per common share calculation as the effects of including theses potentially dilutive shares was antidilutive.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS
Except as described below, the Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.
The following new accounting pronouncements were adopted in fiscal 2022:
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842") amending lease guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU No. 2020-05 extended the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted the guidance in fiscal 2022 and there was not a material effect on the Company’s consolidated results of operations.

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
NOTE 2 - PROPERTY AND EQUIPMENT, NET
Property and equipment as of January 30, 2022 and January 31, 2021 consists of:

	Estimated Life	2022	2021
Office and store furniture, and equipment	5 Years	$6,497	$4,803
Software	3 Years	3,625	3,628
Leasehold improvements	Shorter of estimated useful life or lease term	40,788	33,828
Computers	3 Years	2,138	2,926
Tools, Dies, Molds	5 Years	764	215
Vehicles	5 Years	497	—
Construction in process	NA	2,765	2,098
		57,074	47,498
Accumulated depreciation and amortization		(22,937)	(21,630)
		$34,137	$25,868

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
Depreciation expense was $7.2 million in fiscal 2022, $6.1 million in fiscal 2021, and $4.9 million in fiscal 2020. In fiscal 2022, 2021, and 2020 asset disposals resulted in a reduction in gross assets of $6.3 million, $0.3 million, $0.4 million, respectively, and accumulated depreciation of $5.8 million, $0.3 million, $0.3 million, respectively. The disposals generally relate to the decommissioning of aged assets, remodeled showrooms, and the reduction of fixtures used during pop-up-shops.
NOTE 3 - OTHER INTANGIBLE ASSETS, NET
A summary of other intangible assets follows:

		January 30, 2022
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 Years	$2,838	$(1,626)	$1,212
Trademarks	3 Years	1,390	(1,189)	201
Other intangibles	5 Years	840	(840)	—
Total		$5,068	$(3,655)	$1,413

		January 31, 2021
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 years	$2,388	$(1,129)	$1,259
Trademarks	3 years	1,239	(981)	258
Other intangibles	5 years	840	(840)	—
Total		$4,467	$(2,950)	$1,517
Amortization expense on other intangible assets was $0.7 million in fiscal 2022, $0.5 million in fiscal 2021, and $0.3 million in fiscal 2020.
Expected amortization expense by fiscal year for these other intangible assets follows (in thousands):

2023	$246
2024	231
2025	178
2026	161
2027	151
Thereafter	446
$1,413

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS
A summary of other prepaid and other current assets follows (in thousands):

	2022	2021

Prepaid insurance	$1,667	$1,236
Prepaid catalogue costs and related	4,794	588
Barter credits	3,407	2,521
Deposits	421	997
Prepaid rent	62	1,704
Prepaid inventory	475	102
Prepaid software licenses	790	967
Tenant allowance receivable	2,781	1,464
Other	1,329	549
	$15,726	$10,128
NOTE 5 - ACCRUED EXPENSES
A summary of accrued expenses follows (in thousands):

	2022	2021

Accrued freight and shipping	$23,683	$4,524
Accrued advertising fees	4,150	2,015
Accrued warehouse expenses	2,671	1,288
Accrued professional fees	2,268	1,590
Customer return liability	2,026	2,227
Accrued occupancy	1,284	937
Accrued state income taxes	1,007	7
Accrued insurance	973	541
Warranty liability	689	606
Accrued credit card fees	542	425
Other accrued expenses	1,204	3,027
	$40,497	$17,187

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES
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
State taxes for the fiscal years ended January 30, 2022, January 31, 2021 and February 2, 2020, were approximately $2.2 million, $0.1 million and less than $0.1 million respectively.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during the fiscal years 2022, 2021, and 2020, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the consolidated statements of operations.
The components of deferred income taxes follow:

	2022	2021

Deferred Income Tax Assets
Federal net operating loss carryforward	$2,082	$7,763
State net operating loss carryforward	1,403	1,818
Intangible assets	397	286
Accrued liabilities	5,646	4,423
Equity-based compensation	2,032	1,083
Property and equipment	—	640
Merchandise inventories	689	330
Charitable Contributions	12	10
Total Deferred Income Tax Assets	12,261	16,353
Deferred Income Tax Liabilities
Property and equipment	(2,425)	—
Valuation Allowance	—	(16,353)
Net Deferred Income Tax Asset	$9,836	$—

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pre-tax income as follows:

	2022	2021	2020
Provision (benefit) at Federal Statutory rates	$8,035	$3,111	$(3,184)
Permanent adjustments	(1,039)	(411)	(848)
State tax, net of Federal provision (benefit)	1,737	496	(582)
Change in state deferred tax	146	—	—
Federal True-ups	(164)	61	(394)
Uncertain tax positions- NOLS	—	—	(10,753)
Change in valuation allowance	(16,353)	(3,171)	15,804
Income (benefit) tax provision	$(7,638)	$86	$43
The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	2022	2021	2020
Current taxes:
U.S. federal	$—	$—	$—
State and local	2,198	86	43
Total current tax expense	$2,198	$86	$43

Deferred taxes:
U.S. federal	$(7,254)	$—	$—
State and local	(2,582)	—	—
Total deferred tax expense (benefit)	(9,836)	—	—
Total tax provision	$(7,638)	$86	$43
Differences in terms of percentages are as follows:

	2022	2021	2020
Provision (benefit) at Federal Statutory rates	21.0%	21.0%	(21.0)%
Permanent adjustments	(2.7)%	(2.8)%	(5.6)%
State tax, net of Federal provision (benefit)	4.5%	3.4%	(3.8)%
Change in state deferreds	0.4%	—%	—%
Federal True-ups	(0.4)%	0.4%	(2.6)%
Uncertain tax positions- NOLS	—%	—%	(70.9)%
Change in valuation allowance	(42.7)%	(21.4)%	104.2%
Income tax provision	(20.0)%	0.6%	0.3%

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

At January 30, 2022 and January 31, 2021, the Company has net operating loss carryforwards available for federal income tax purposes of approximately $9.9 million and $37.0 million, respectively, which are scheduled to expire in varying amounts from fiscal 2027 to fiscal 2037. In addition, the Company has approximately $22.2 million and $30.4 million of state net operating loss carryforwards as of January 30, 2022 and January 31, 2021, respectively. In fiscal 2021 a reserve had been released that was previously recorded against the net operating losses in accordance with ASC 740-10 due to a Private Letter Ruling (“PLR”) that was issued by the IRS. The PLR approved the late filing of Form 8832, “Entity Classification Election”. Due to the filing of this form, the Company believes that the Federal and State NOLs will be available for future utilization.
As defined in Section 382 of the Internal Revenue Code, certain ownership changes limit the annual utilization of federal net operating losses. As a result of issuance, sales and other transactions involving the Company’s stock, the Company experienced an ownership change during fiscal years ended January 31, 2011, February 2, 2020, and January 30, 2022 which have caused such federal net operating losses to be subject to limitation under Section 382. The annual base limitation from 2011, 2019, and 2022 are approximately $0.3 million, $5.9 million, and $7.7 million respectively. The Company is entitled to additional limitation based on the net unrealized built-in gain computation, which results in additional limitation of approximately $40.0 million over the next 5 years.
During fiscal years ending January 30, 2022, January 31, 2021, and February 2, 2020, the Company increased/(decreased) the valuation allowance by approximately $(16.4) million, $(3.2) million, and $15.8 million, respectively. The Company reversed its valuation allowance during the fiscal year ended January 30, 2022 since it is more likely than not that the remaining net deferred tax assets will be realized. As of January 30, 2022, the Company does not have a valuation allowance against its net deferred tax assets.

	2022	2021	2020
Beginning balance	$—	$—	$10,753
Additions for tax positions acquired	—	—	—
Additions for tax positions related to current year	—	—	—

Tax positions of prior years:
Payments	—	—	—
Settlements	—	—	—
Release	—	—	(10,753)
Ending balance	$—	$—	$—

NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTIES
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

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTIES (CONTINUED)
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
The Company’s lease terms and rates are as follows:

January 30, 2022
Weighted average remaining lease term (in years)
Operating Leases	6.29

Weighted average discount rate	3.44%
Operating Leases
During the fiscal year ended January 30, 2022, we recognized operating lease expense of $18.9 million. In addition, during the fiscal year ended January 30, 2022, we recognized $12.8 million, for index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease as well as rental expenses related to short term leases.
During the fiscal year ended January 30, 2022, we recognized impairment charges totaling $0.6 million associated with showroom-level ROU assets that are included as part of selling, general and administrative expenses. We did not recognize any impairment charges associated with showroom-level ROU assets during the fiscal year ended January 31, 2021 as we did not adopt the guidance in ASC 842 until fiscal year 2022.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTIES (CONTINUED)
The following table discloses the location and amount of our operating lease costs within our consolidated balance sheets:

(amounts in thousands)	Balance sheet location	January 30, 2022
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$100,891

Liabilities
Current:
Operating leases	Current operating lease liabilities	$16,382

Noncurrent:
Operating leases	Operating lease liability, long term	$96,574

Total lease liabilities		$112,956
The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of January 30, 2022 in thousands:

(amounts in thousands)
2023	$20,493
2024	20,020
2025	18,756
2026	16,904
2027	14,459
Thereafter	40,329
Total undiscounted future minimum lease payments	130,961
Less: imputed interest	(18,005)
Total present value of lease obligations	112,956
Less: current operating lease liability	(16,382)
Operating lease liability- long term	$96,574
Supplemental Cash Flow information and non-cash activity related to our operating leases is as follows (in thousands):

(amounts in thousands)	For the year ended January 30, 2022
Operating cash flow information:
Amounts paid on operating lease liabilities	$14,400
Non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$116,048

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS, CONTINGENCIES AND RELATED PARTIES (CONTINUED)
SEVERANCE CONTINGENCY
The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those executives are terminated without cause or resign for good reason. The total amount of exposure to the Company under these agreements was $5.5 million at January 30, 2022 if all executives with employment agreements were terminated without cause or were to resign for good reason and the full amount of severance was payable.
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
RELATED PARTIES
Our equity sponsor Mistral Capital Management, LLC (“Mistral”) performed management services for the Company under a contractual agreement that ended on January 31, 2021. One of our directors is a member and principal of Mistral. There were no management fees incurred in fiscal 2022. Management fees totaled approximately $0.4 million in both fiscal 2021 and 2020 and are included in selling, general and administrative expenses. There were no amounts payable to Mistral as of January 30, 2022. There were less than $0.1 million in amounts payable to Mistral as of January 31, 2021. In addition, the Company reimbursed Mistral for expenses incurred for less than $0.1 million for out-of-pocket expenses for fiscal 2021 and 2020. There were no such reimbursements in fiscal 2022.
Our equity sponsor Satori Capital, LLC (“Satori”) performed management services for the Company under a contractual agreement that ended on January 31, 2021. There were no management fees incurred in fiscal 2022. Management fees totaled approximately $0.1 millions in both fiscal 2021 and 2020 and are included in selling, general and administrative expenses. There were no amounts payable to Satori as of January 30, 2022. Amounts payable to Satori as of January 31, 2021 were less than $0.1 million consisting of management fees which were included in accounts payable in the accompanying consolidated balance sheet as of January 31, 2021. In addition, the Company reimbursed Satori for expenses incurred for less than $0.1 million for out-of-pocket expenses in both fiscal 2021 and 2020. There were no such reimbursements during fiscal 2022.
The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral, as an ecommerce platform in February 2018. The Company terminated the Blueport contract in fiscal 2021 in order to launch a new enhanced ecommerce platform. There were no fees incurred in fiscal 2022. There were $2.1 million and $1.8 million of fees incurred with Blueport that were related to sales transacted through the Blueport platform during fiscal 2021 and 2020, respectively. There was an additional $0.7 million of fees incurred with Blueport during fiscal 2021 related to Lovesac’s early termination of our contract. There were no amounts payable as of January 30, 2022 or January 31, 2021.

RECOVERY OF INSURANCE PROCEEDS

During fiscal year 2022, a warehouse the Company had inventory in was damaged by fire and qualified for a loss recovery claim. The Company disposed of inventory of approximately $0.6 million. The Company reached an agreement with its insurance carrier and the Company received a cash insurance recovery of approximately $1.2 million for the reimbursement of lost inventory and profit margin. Accordingly, the Company recognized a gain of approximately $0.6 million related to the recovery of lost profit margin and is included in the accompanying consolidated statements of operations as a reduction to cost of goods sold.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY
COMMON STOCK WARRANTS
In fiscal 2022, a total of 5,625 warrants were exercised on a cashless basis, whereby the holders received fewer shares of common stock in lieu of a cash payment to the Company. Warrants exercised in fiscal 2022 resulted in the issuance of 10,956 common shares. There were 98 warrants that expired as of January 30, 2022.
In fiscal 2021, 738,897 warrants exercised were cashless, whereby the holders received fewer shares of common stock in lieu of a cash payment to the Company. Warrants exercised in fiscal 2021 resulted in the issuance of 439,447 common shares. Warrants exercised in fiscal 2020 resulted in the issuance of 27,246 common shares.
The following represents warrant activity during fiscal 2022 and 2021:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Outstanding at February 3, 2019	16.83	1,067,475	2.93
Warrants issued	16.00	18,166	2.40
Expired and canceled	—	—	—
Exercised	16.00	(46,521)	2.15
Outstanding at February 2, 2020	16.83	1,039,120	1.93
Warrants issued	—	—	—
Expired and canceled	—	0	—
Exercised	16.00	(745,147)	0.41
Outstanding at January 31, 2021	19.07	293,973	2.57
Warrants issued	—	—	—
Expired and canceled	9.83	(98)	—
Exercised	16.00	(12,125)	0.09
Outstanding at January 30, 2022	$19.20	281,750	1.41
EQUITY INCENTIVE PLANS
The Company adopted the 2017 Equity Plan which provides for awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)
In June 2019, the Company granted 495,366 nonstatutory Stock options to certain officers of the Company with an option price of $38.10 per share. 100% of the stock options are subject to vesting on the third anniversary of the date of grant if the officers are still employed by the Company and the average closing price of the Company’s common stock for the prior 40 consecutive trading days has been at least $75 by the third anniversary of the grant. Both the employment and the market condition must be satisfied no later than June 5, 2024 or the options will terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The 495,366 stock options were modified to extend the term of the options through June 5, 2024. This resulted in additional compensation of approximately $0.9 million, of which, $0.3 million was recorded upon modification and the remaining expense was recognized over the remaining expected term. The market condition was met on June 5, 2021, which was the date on which the average closing price of the Company’s common stock had been at least $75 for 40 consecutive trading days. The options will vest and become exercisable on June 5, 2022 as long as the officers are still employed on that date. As a result of the market condition being met, the Company accelerated the amortization and recognized additional stock-based compensation expense during fiscal year 2022 of approximately $0.9 million.
In June 2020, the stockholders of the Company approved an amendment to the 2017 Equity Plan that increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan by 690,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2017 Equity Plan increased from 1,414,889 to 2,104,889 shares of common stock.
A summary of the status of our stock options as of January 30, 2022, January 31, 2021, and February 2, 2020 and the changes during fiscal years then ended, is presented below:

	For the years ended January 30, 2022, January 31, 2021, and February 2, 2020
	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at February 3, 2019	—	$—	0	—
Granted	495,366	38.10
Canceled and forfeited	—	$—
Outstanding at February 2, 2020	495,366	$38.10	2.34	—
Granted	—	—
Canceled and forfeited	—	—
Outstanding at January 31, 2021	495,366	$38.10	3.35	—
Granted	—	$—
Canceled and forfeited	—	—
Outstanding at January 30, 2022	495,366	$38.10	2.35	$28.68
Exercisable at the end of the period	—	—	—	—

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)
A summary of the status of our unvested restricted stock units as of January 30, 2022, January 31, 2021, February 2, 2020, and and changes during fiscal years then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 3, 2019	377,286	$11.16
Granted	130,898	23.63
Forfeited	(20,470)	16.21
Vested	(304,661)	12.75
Unvested at February 2, 2020	183,053	$21.34
Granted	627,940	16.94
Forfeited	(5,701)	11.86
Vested	(149,734)	16.24
Unvested at January 31, 2021	655,558	18.86
Granted	94,985	78.53
Forfeited	(42,516)	22.67
Vested	(174,694)	19.57
Unvested at January 30, 2022	533,333	$28.41
Equity-based compensation expense was approximately $5.9 million, $4.7 million, and $4.9 million for fiscal 2022, 2021, and 2020 respectively. In fiscal 2020, all the unvested restricted stock units for certain senior executives of the Company that were granted prior to the accelerated vesting trigger, vested according to the accelerated vesting trigger in their restricted stock unit agreements. The triggering event was the market capitalization of the Company post-IPO, exceeding $300 million for 60 consecutive trading days and the expiration of the lock-up period. This accelerated vesting resulted in equity based compensation in the amount of $2.9 million. In December 2019, the exchange and modification of options that were held at SAC LLC resulted in approximately $313,000 of equity-based compensation expense.
The total unrecognized equity based compensation cost related to unvested stock option and restricted unit awards was approximately $4.8 million as of January 30, 2022 and will be recognized in operations over a weighted average period of 2.11 years.
NOTE 9 - EMPLOYEE BENEFIT PLAN
In February 2017, the Company established the TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit Sharing Contributions. All associates of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete 1 month of service. Participants will be able to contribute up to 100% of their eligible Compensation to the 401(k) Plan subject to limitations with the IRS. The employer contributions to the 401(k) Plan for fiscal 2022, fiscal 2021, and fiscal 2020 were approximately $0.8 million, $0.5 million, and $0.4 million, respectively.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 10 - FINANCING ARRANGEMENTS
CREDIT LINE
On February 6, 2018, the Company established a line of credit with Wells. The line of credit with Wells allows the Company to borrow up to $25.0 million and will mature in February 2023. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. As of January 30, 2022 and January 31, 2021, the Company’s borrowing availability under the line of credit with Wells was $22.5 million and $15.9 million respectively. As of January 30, 2022 and January 31, 2021, there were no borrowings outstanding on this line of credit.
Under the line of credit, the Company may elect that the revolving loans bear interest at a rate per annum equal to the base rate plus the applicable margin or the LIBOR rate plus the applicable margin. The applicable margin is based on tier’s relating to the quarterly average excess availability. The tiers range from 2.00% to 2.25%.
On March 25, 2022, the Company amended the credit agreement to extend the maturity date to March 25, 2024, and among other things, increase the maximum revolver commitment to $40.0 million, subject to borrowing base and availability restrictions. Availability is based on eligible accounts receivable and inventory. The amended agreement contains a financial covenant that requires us to maintain undrawn availability under the credit facility of at least 10% of the lesser of (i) the aggregate commitments in the amount of $40.0 million and (ii) the amounts available under the credit facility based on eligible accounts receivable and inventory.
Under the amended line of credit with Wells, the Company may elect that revolving loans bear interest at either a base rate or a term SOFR based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the line of credit and ranging from 0.50% to 0.75% for borrowings accruing interest at a base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the line of credit.
NOTE 11 - SEGMENT INFORMATION
The Company has determined that the Company operates within a single reporting segment. The chief operating decision makers of the Company are the Chief Executive Officer and the President. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas including economic characteristics, class of consumer, nature of products and distribution method and products are a singular group of products which make up over 95% of total sales.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

The Company’s sales by product which are considered one segment are as follows:

	Fiscal year ending
	January 30, 2022	January 31, 2021	February 2, 2020

Sactionals	$436,588	$271,018	$188,436
Sacs	52,478	44,975	39,641
Other	9,173	4,745	5,300

	$498,239	$320,738	$233,377

NOTE 12 - BARTER ARRANGEMENTS
The Company has a bartering arrangement with a third-party vendor, whereby the Company will provide inventory in exchange for media credits. The Company exchanged $1.5 million, $3.2 million, and $1.1 million of inventory plus the cost of freight for certain media credits during fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
The Company had $3.4 million and $2.5 million of unused media credits remaining as of January 30, 2022 and January 31, 2021, respectively, which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet.
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