Form 10-Q
period 2022-05-01
Lovesac Co
filed 2022-06-08
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2022, there were 15,125,175 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY
FORM 10-Q
INDEX TO QUARTERLY REPORT ON FORM 10-Q
May 1, 2022
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
•our ability to compete and succeed in a highly competitive and evolving industry; and
•the effect and consequences of current economic conditions, including the impact of the novel coronavirus (“COVID-19”) public health crisis, the conflict between Russia and Ukraine, and inflation on our business operations and continuity.
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1, 2022	January 30, 2022
(amounts in thousands, except share and per share amounts)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$64,380	$92,392
Trade accounts receivable	6,413	8,547
Merchandise inventories	123,008	108,493
Prepaid expenses and other current assets	16,384	15,726
Total Current Assets	210,185	225,158
Property and equipment, net	37,455	34,137
Operating lease right-of-use assets	107,930	100,891
Other Assets
Goodwill	144	144
Intangible assets, net	1,452	1,413
Deferred financing costs, net	97	—
Deferred tax asset	9,313	9,836
Total Other Assets	11,006	11,393
Total Assets	$366,576	$371,579
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$29,764	$33,247
Accrued expenses	39,431	40,497
Payroll payable	5,188	9,978
Customer deposits	7,607	13,316
Current operating lease liabilities	17,530	16,382
Sales taxes payable	4,339	5,359
Total Current Liabilities	103,859	118,779
Operating Lease Liabilities, long-term	103,480	96,574
Line of Credit	—	—
Total Liabilities	207,339	215,353
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of May 1, 2022 and January 30, 2022.	—	—
Common Stock $.00001 par value, 40,000,000 shares authorized, 15,125,042 shares issued and outstanding as of May 1, 2022 and 15,123,338 shares issued and outstanding as of January 30, 2022.	—	—
Additional paid-in capital	174,878	173,762
Accumulated deficit	(15,641)	(17,536)
Stockholders’ Equity	159,237	156,226
Total Liabilities and Stockholders’ Equity	$366,576	$371,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	May 1, 2022	May 2, 2021
Net sales	$129,380	$82,915
Cost of merchandise sold	63,272	36,839
Gross profit	66,108	46,076
Operating expenses
Selling, general and administration expenses	44,901	30,718
Advertising and marketing	15,901	10,680
Depreciation and amortization	2,661	2,420
Total operating expenses	63,463	43,818

Operating income	2,645	2,258
Interest expense, net	(35)	(44)
Net income before taxes	2,610	2,214
Provision for income taxes	(715)	(153)
Net income	$1,895	$2,061

Net income per common share:
Basic	$0.13	$0.14
Diluted	$0.12	$0.13

Weighted average number of common shares outstanding:
Basic	15,155,378	15,034,954
Diluted	16,173,339	16,073,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED MAY 1, 2022 AND MAY 2, 2021
(unaudited)

	Common		Additional Paid-in Capital	Accumulated Deficit	Total
(amounts in thousands, except share amounts)	Shares	Amount
Balance - January 31, 2021	15,011,556	$—	$171,382	$(63,436)	$107,946
Net income	—	—	—	2,061	2,061
Equity based compensation	—	—	654	—	654
Vested restricted stock units	4,868	—	—	—	—
Exercise of warrants	2,106	—	20	—	20
Balance - May 2, 2021	15,018,530	—	172,056	(61,375)	110,681

Balance - January 30, 2022	15,123,338	$—	$173,762	$(17,536)	$156,226
Net Income	—	—	—	1,895	1,895
Equity Based Compensation	—	—	1,163	—	1,163
Vested restricted stock units	1,704	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(47)	—	(47)
Balance - May 1, 2022	15,125,042	$—	$174,878	$(15,641)	$159,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(amounts in thousands)	May 1, 2022	May 2, 2021
Cash Flows from Operating Activities
Net income	$1,895	$2,061
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,575	1,956
Amortization of other intangible assets	86	463
Amortization of deferred financing fees	29	23
Equity based compensation	1,163	654
Non-cash operating lease cost	4,184	3,546
Deferred income taxes	523	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,134	(2,382)
Merchandise inventories	(14,515)	(5,539)
Prepaid expenses and other current assets	270	(547)
Accounts payable and accrued expenses	(10,359)	(8,290)
Operating lease liabilities	(4,062)	(3,400)
Customer deposits	(5,709)	1,851
Net Cash Used in Operating Activities	(21,786)	(9,604)
Cash Flows from Investing Activities
Purchase of property and equipment	(5,893)	(2,919)
Payments for patents and trademarks	(125)	(139)
Net Cash Used in Investing Activities	(6,018)	(3,058)
Cash Flows from Financing Activities
Payment of deferred financing costs	(161)	—
Taxes paid for net share settlement of equity awards	(47)	—
Proceeds from the line of credit	—	42
Proceeds from the exercise of warrants	—	20
Net Cash (Used in) Provided by Financing Activities	(208)	62
Net Change in Cash and Cash Equivalents	(28,012)	(12,600)
Cash and Cash Equivalents - Beginning	92,392	78,341
Cash and Cash Equivalents - Ending	$64,380	$65,741
Supplemental Cash Flow Disclosures
Cash paid for taxes	$905	$61
Cash paid for interest	$33	$8
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE LOVESAC COMPANY
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MAY 1, 2022 AND MAY 2, 2021
NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The consolidated balance sheet of The Lovesac Company (the “Company”, “we”, “us” or “our”) as of January 30, 2022, which has been derived from our audited financial statements as of and for the 52-week year ended January 30, 2022, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen weeks ended May 1, 2022 and May 2, 2021 are not necessarily indicative of results to be expected for the full fiscal year.
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
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
The Company has considered recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS, NET
A summary of intangible assets follows:

		May 1, 2022
(amounts in thousands)	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 years	$2,923	$(1,682)	$1,241
Trademarks	3 years	1,430	(1,219)	211
Other intangibles	5 years	840	(840)	—
Total		$5,193	$(3,741)	$1,452

		January 30, 2022
(amounts in thousands)	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 years	$2,838	$(1,626)	$1,212
Trademarks	3 years	1,390	(1,189)	201
Other intangibles	5 years	840	(840)	—
Total		$5,068	$(3,655)	$1,413
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations. Amortization expense on other intangible assets was $0.1 million and $0.5 million for the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.
As of May 1, 2022, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

(amounts in thousands)
Remainder of Fiscal 2023	$182
2024	260
2025	199
2026	174
2027	161
2028	10
Thereafter	466
$1,452
NOTE 4 – INCOME TAXES
The Company recorded federal and state income tax expense of $0.7 million and $0.2 million for the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed consolidated statements of operations.

NOTE 5 – BASIC AND DILUTED NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period. Diluted net income per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.
For the thirteen weeks ended May 1, 2022, the effects of 767,023 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 281,750 shares of common stock were included in the diluted share calculation.
For the thirteen weeks ended May 2, 2021, the effects of 652,052 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 291,598 shares of common stock were included in the diluted share calculation.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through January 2033. The Company determines if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Certain operating leases have renewal options and rent escalation clauses. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.
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

ASC 842 requires companies to use the rate implicit in the lease whenever that rate is readily determinable and if the interest rate is not readily determinable, then a lessee may use its incremental borrowing rate. Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our ROU asset and lease liability, we determined our incremental borrowing rate by computing the rate of interest that we would have to pay to (i) borrow on a collateralized basis (ii) over a similar term (iii) at an amount equal to the total lease payments and (iv) in a similar economic environment. We determine incremental borrowing rates as of the first day of each fiscal year and analyze changes in interest rates and the Company's credit profile to determine if the rates need to be updated during the fiscal year. In the case that an interest rate is implicit in a lease, we will use that rate as the discount rate for that lease. The lease term for all of our lease arrangements include the noncancelable period of the lease plus, if applicable, any additional periods covered by an option to extend the lease that is reasonably certain to be exercised by the Company. Our leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Some of our leases contain variable lease payments based on a Consumer Price Index or percentage of sales, which are excluded from the measurement of the lease liability.
The Company’s lease terms and rates are as follows:

May 1, 2022
Weighted average remaining lease term (in years)
Operating Leases	7.2

Weighted average discount rate
Operating Leases	3.97%
During the thirteen weeks ended May 1, 2022 and May 2, 2021, the Company recognized operating lease expense of $5.3 million and $3.5 million, respectively. In addition, during the thirteen weeks ended May 1, 2022 and May 2, 2021, we recognized $2.7 million and $2.3 million, respectively, for index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease as well as rental expenses related to short term leases.
We did not recognize any impairment charges associated with showroom-level ROU assets during the thirteen weeks ended May 1, 2022 or May 2, 2021.
The following table discloses the location and amount of our operating lease costs within our condensed consolidated balance sheets:

(amounts in thousands)	Balance sheet location	May 1, 2022
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$107,930

Liabilities
Current:
Operating leases	Current operating lease liabilities	$17,530

Noncurrent:
Operating leases	Operating lease liability, long term	103,480

Total lease liabilities		$121,010

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of May 1, 2022 in thousands:

(amounts in thousands)
Remainder 2023	$16,571
2024	21,582
2025	20,310
2026	18,187
2027	15,739
Thereafter	48,498
Total undiscounted future minimum lease payments	140,887
Less: imputed interest	(19,877)
Total present value of lease obligations	121,010
Less: current operating lease liability	(17,530)
Operating lease liability- long term	$103,480
Supplemental Cash Flow information and non-cash activity related to our operating leases is as follows (in thousands):

(amounts in thousands)	For the thirteen weeks ended May 1, 2022	For the thirteen weeks ended May 2, 2021
Operating cash flow information:
Amounts paid on operating lease liabilities	$4,062	$3,400
Non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$12,513	$94,275
Severance Contingency
The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those employees are terminated without cause. The total amount of exposure to the Company under these agreements was $5.6 million at May 1, 2022 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.
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
NOTE 7 – FINANCING ARRANGEMENTS
The Company has a line of credit with Wells Fargo Bank, National Association (“Wells”). On March 25, 2022, the line of credit with Wells was amended and increased from $25 million to allow the Company to borrow up to $40.0 million, subject to borrowing base and availability restrictions, and will mature in March 2024. Borrowings are limited to 90% of eligible credit card receivables plus 85% of eligible wholesale receivables plus 85% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. The amended agreement contains a financial covenant that requires us to maintain undrawn availability under the credit facility of at least 10% of the lesser of (i) the aggregate commitments in the amount of $40.0 million and (ii) the amounts available under the credit facility based on eligible accounts receivable and inventory.

As of May 1, 2022 and January 30, 2022, the Company’s borrowing availability under the line of credit with Wells was $31.2 million and $22.5 million, respectively. As of May 1, 2022 and January 30, 2022, there were no borrowings outstanding on this line of credit.
Under the amended line of credit with Wells, the Company may elect that revolving loans bear interest at either a base rate or a term Secured Overnight Funds Rate ("SOFR") based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the line of credit and ranging from 0.50% to 0.75% for borrowings accruing interest at a base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the line of credit.
NOTE 8 – STOCKHOLDERS’ EQUITY
Common Stock Warrants
The following represents warrant activity during the thirteen weeks ended May 1, 2022 and May 2, 2021:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants Outstanding at January 31, 2021	$19.07	293,973	2.57
Warrants issued	—	—	0
Expired and canceled	—	—	0
Exercised	16.00	(2,375)	0.16
Outstanding at May 2, 2021	$19.11	291,598	2.09

Warrants Outstanding at January 30, 2022	$19.20	281,750	1.41
Warrants issued	—	—	0
Expired and canceled	—	—	0
Exercised	—	—	0.00
Outstanding at May 1, 2022	$19.20	281,750	1.16
In the thirteen weeks ended May 2, 2021, a total of 1,125 warrants were exercised on a cashless basis, whereby the holders received fewer shares of common stock in lieu of a cash payment to the Company. Warrants exercised in the thirteen weeks ended May 2, 2021 resulted in the issuance of 2,106 common shares.
Equity Incentive Plan
The Company adopted the Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. The number of shares of common stock reserved for issuance under the 2017 Equity Plan was 2,104,889 at May 1, 2022.
On June 2, 2022, the stockholders of the Company approved of the Second Amended and Restated 2017 Equity Incentive Plan that increased the number of shares of common stock reserved for issuance thereunder by 550,000 shares of common stock.

Stock Options
In June 2019, the Company granted 495,366 non-statutory stock options to certain officers of the Company with an option price of $38.10 per share. 100% of the stock options are subject to vesting on the third anniversary of the date of grant if the officers are still employed by the Company and the average closing price of the Company’s common stock for the prior 40 consecutive trading days has been at least $75 by the third anniversary of the grant. Both the employment and the market condition must be satisfied no later than June 5, 2024 or the options will terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The 495,366 stock options were modified in fiscal 2022 to extend the term of the options through June 5, 2024. This resulted in additional compensation of approximately $0.9 million of which, $0.3 million was recorded upon modification with the remaining expense to be recognized over the remaining expected term. The market condition was met on June 5, 2021, which was the date on which the average closing price of the Company’s common stock had been at least $75 for 40 consecutive trading days. The options vested and became exercisable on June 5, 2022 as the officers were still employed on that date.
A summary of the status of our stock options as of May 1, 2022 and May 2, 2021, and the changes during the thirteen weeks ended May 1, 2022 and May 2, 2021 is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 31, 2021	495,366	$38.10	3.35	—
Exercised	—	—
Expired and canceled	—	—
Outstanding at May 2, 2021	495,366	$38.10	3.10	22.87
Exercisable at the end of the period	—	—	—	—

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 30, 2022	495,366	$38.10	2.35	28.68
Granted	—	—
Canceled and forfeited	—	—
Outstanding at May 1, 2022	495,366	$38.10	2.10	8.05
Exercisable at the end of the period	—	—	—	—
Restricted Stock Units
A summary of the status of our unvested restricted stock units as of May 1, 2022 and May 2, 2021, and changes during the thirteen weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2021	655,558	$18.86
Granted	6,000	53.82
Forfeited	(4,638)	16.64
Vested	(4,868)	8.86
Unvested at May 2, 2021	652,052	$19.27

	Number of shares	Weighted average grant date fair value
Unvested at January 30, 2022	533,333	$28.41
Granted	256,329	46.11
Forfeited	(20,159)	22.88
Vested	(2,480)	16.57
Unvested at May 1, 2022	767,023	$34.31
Equity based compensation expense was approximately $1.2 million and $0.7 million for the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.
The total unrecognized equity-based compensation cost related to unvested stock option and restricted unit awards was approximately $6.3 million as of May 1, 2022 and will be recognized in operations over a weighted average period of 2.61 years.
NOTE 9 – EMPLOYEE BENEFIT PLAN
In February 2017, the Company established the TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All associates of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The Company's contributions to the 401(k) Plan were $0.4 million and $0.2 million for the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.
NOTE 10 – SEGMENT INFORMATION
The Company has determined that the Company operates within a single reporting segment. The chief operating decision makers of the Company are the Chief Executive Officer, and President and Chief Operating Officer. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas including economic characteristics, class of consumer, nature of products and distribution method and products are a singular group of products which make up over 95% of net sales.

	Thirteen weeks ended
	May 1, 2022	May 2, 2021
(amounts in thousands)
Sactionals	$115,002	$74,011
Sacs	11,927	7,141
Other	2,451	1,763
	$129,380	$82,915
NOTE 11 – BARTER ARRANGEMENTS
The Company has a bartering arrangement with a third-party vendor, whereby the Company will provide inventory in exchange for media credits. The Company exchanged $0.9 million of inventory for certain media credits during the thirteen weeks ending May 1, 2022. The Company did not exchange any of inventory for certain media credits during the thirteen weeks ending May 2, 2021.

The Company had $5.4 million and $3.4 million of unused media credits remaining as of May 1, 2022 and January 30, 2022, respectively, which is included in “Prepaid and other current assets” on the accompanying condensed consolidated balance sheet.
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
NOTE 12 – REVENUE RECOGNITION
The Company’s revenue consists substantially of product sales. The Company reports product sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed consolidated statements of operations and an increase in inventory and customers returns liability on the condensed consolidated balance sheets. There was a returns allowance recorded on the condensed consolidated balance sheet in the amount of $2.0 million as of May 1, 2022 and January 30, 2022, which was included in accrued expenses and $0.4 million as of May 1, 2022 and January 30, 2022, associated with sales returns included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s condensed consolidated balance sheet. As of May 1, 2022 and January 30, 2022, the Company recorded under customer deposit liabilities the amount of $7.6 million and $13.3 million respectively. During the thirteen weeks ended May 1, 2022 and May 2, 2021, the Company recognized approximately $13.3 million and $6.0 million, respectively, related to our customer deposits.
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

	Thirteen weeks ended
(amounts in thousands)	May 1, 2022	May 2, 2021
Showrooms	$81,254	$48,986
Internet	31,255	25,175
Other	16,871	8,754
	$129,380	$82,915
The Company has no foreign operations and its sales to foreign countries was less than .01% of total net sales in both fiscal 2023 and 2022.
The Company had no customers in fiscal 2023 or 2022 that comprise more than 10% of total net sales.
See Note 10 for sales disaggregated by product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the Forward-Looking Statements section herein and set forth below and those discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent report on Form 10-K filed with the Securities and Exchange Commission.
We operate on a 52- or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period.
Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary “Designed for Life” approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch-feel points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, online directly at www.lovesac.com, and through shop-in-shops and online pop-up-shops with third party retailers. We believe that our ecommerce centric approach, coupled with our ability to deliver our large, upholstered products through express couriers, is unique to the furniture industry.
Impact of COVID-19
Although there has been a general improvement in conditions related to the COVID-19 pandemic, there continues to be significant uncertainties around the scope and severity of the pandemic, its impact on the global economy, including supply chains, and other business disruptions that may impact our operating results and financial condition. We continue to follow the guidance issued by federal, state and local governments and health organizations and have taken measures to protect the safety of our associates and customers.
While the COVID-19 pandemic has led to shifts in the way in which we operate, we continue to serve our customers through our omni-channel platform as our products can be easily configured in our touchpoints, shopped online and delivered quickly in a touchless way, coupled with consumers’ demand for home related products and solutions. We continue to experience growth as our net sales increased $46.5 million, or 56.0% to $129.4 million for the thirteen weeks ended May 1, 2022, compared to $82.9 million for the thirteen weeks ended May 2, 2021. Retail sales drove an increase of $32.3 million, or 65.9%, to $81.3 million for the thirteen weeks ended May 1, 2022, compared to $49.0 million for the thirteen weeks ended May 2, 2021. Our internet sales (sales made directly to customers through our ecommerce channel) also increased $6.1 million or 24.1% to $31.3 million for the thirteen weeks ended May 1, 2022, compared to $25.2 million for the thirteen weeks ended May 2, 2021. New customers increased by 8.2% for the thirteen weeks ended May 1, 2022 as compared to 3.9% for the thirteen weeks ended May 2, 2021.
Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 88.9% and 89.3% of our sales for the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.

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
•Showrooms. We market and sell our products through 162 retail locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 40 states in the U.S. We carefully select the best small-footprint retail locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and is the standard for new showrooms. Our new showroom concept utilizes technology in more experiential ways to increase traffic and sales. Net sales completed through this channel accounted for 62.8% of total net sales for the thirteen May 1, 2022, up from 59.1% of total net sales for the thirteen weeks ended May 2, 2021.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales completed through this channel accounted for 24.2% of total net sales for the thirteen weeks ended May 1, 2022, down from 30.4% of total net sales for the thirteen weeks ended May 2, 2021, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online pop-up-shops, shop-in-shops, and barter inventory transactions. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low-cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in-store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in-store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. We did not host any in-store pop-up-shops in the thirteen weeks ended May 1, 2022. and May 2, 2021.
We operated 2 online pop-up-shops on Costco.com for the thirteen weeks ended May 1, 2022, and 1 for the thirteen weeks ended May 2, 2021. We operated 22 Best Buy shop-in-shops for the thirteen weeks ended May 1, 2022, up from 4 for the thirteen weeks ended May 2, 2021. Other sales which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions accounted for 13.0% of our total sales for the thirteen weeks ended May 1, 2022, up from 10.6% of our total sales for the thirteen weeks ended May 2, 2021.
SELECTED CONDENSED CONSOLIDATED FINANCIAL INFORMATION
The following tables present our summary condensed consolidated financial and other data as of and for the periods indicated. The condensed consolidated statement of operations data for the thirteen ended May 1, 2022 and May 2, 2021, the condensed consolidated statement of cash flow data for the thirteen weeks ended May 1, 2022 and May 2, 2021 and the summary condensed consolidated balance sheet data as of May 1, 2022, are derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed consolidated financial statements.

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

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	May 1, 2022	May 2, 2021
Condensed Consolidated Statement of Operations Data:
Net sales
Showrooms	$81,254	$48,986
Internet	31,255	25,175
Other	16,871	8,754
Total net sales	129,380	82,915

Cost of merchandise sold	63,272	36,839

Gross profit	66,108	46,076
Operating expenses
Selling, general and administrative expenses	44,901	30,718
Advertising and marketing	15,901	10,680
Depreciation and amortization	2,661	2,420

Total operating expenses	63,463	43,818

Operating income	2,645	2,258

Interest expense, net	(35)	(44)

Net income before taxes	2,610	2,214

Provision for income taxes	(715)	(153)

Net income	$1,895	$2,061
Net Income Attributable to Common Stockholders	$1,895	$2,061

Net income per common share:
Basic (1)	$0.13	$0.14
Diluted (1)	$0.12	$0.13

Weighted average number of common shares outstanding:
Basic	15,155,378	15,034,954
Diluted	16,173,339	16,073,021

	Thirteen weeks ended
(dollars in thousands)	May 1, 2022	May 2, 2021

EBITDA (2)(3)	$5,306	$4,678
Adjusted EBITDA (2)(3)	$6,373	$5,332

	As of
(amounts in thousands)	May 1, 2022	January 30, 2022

Balance Sheet Data:
Cash and cash equivalents	$64,380	$65,740
Working capital	106,326	75,702
Total assets	366,576	264,603
Total liabilities	207,339	153,921
Total stockholders’ equity	159,237	110,682

	Thirteen weeks ended
(amounts in thousands)	May 1, 2022	May 2, 2021

Condensed Consolidated Statement of Cash flow Data:
Net Cash Used in Operating Activities	$(21,786)	$(9,604)
Net Cash Used in Investing Activities	(6,018)	(3,058)
Net Cash (Used in) Provided by Financing Activities	(208)	62
Net change in cash and cash equivalents	(28,012)	(12,600)
Cash and cash equivalents at the end of the period	64,380	65,741
(1)For the calculation of basic and diluted net income per share, see Note 5 and Note 8 to our condensed consolidated financial statements.
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
Reconciliation of Non-GAAP Financial Measures
The following provides a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods presented:

(amounts in thousands)	Thirteen weeks ended May 1, 2022	Thirteen weeks ended May 2, 2021
Net income	$1,895	$2,061
Interest expense, net	35	44
Taxes	715	153
Depreciation and amortization	2,661	2,420
EBITDA	5,306	4,678
Equity-based compensation (a)	1,172	654
Other non-recurring expenses (b)	(105)	—
Adjusted EBITDA	$6,373	$5,332
(a)Represents expenses, such as compensation expense and employer taxes related to RSU equity vesting and exercises associated with stock options and restricted stock units granted to our associates and board of directors.
(b)Other non-recurring expenses in the thirteen weeks ended May 1, 2022 represents ($0.1) million related to a legal settlement. There were no other non-recurring expenses in the thirteen weeks ended May 2, 2021.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity-based compensation, financing related expense; public company expenses; and credit card transaction fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.
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
Basis of Presentation and Results of Operations
The following table sets forth, for the periods presented, our condensed consolidated statement of operations data as a percentage of total revenues:

	Thirteen weeks ended
	May 1, 2022	May 2, 2021
Statement of Operations Data:
Net sales	100%	100%
Cost of merchandise sold	49%	44%
Gross profit	51%	56%
Selling, general and administrative expenses	35%	37%
Advertising and marketing	12%	13%
Depreciation and amortization	2%	3%
Operating income	2%	3%
Interest expense, net	0%	0%
Net income before taxes	2%	3%
Provision for income taxes	-1%	0%
Net income	1%	3%

Thirteen weeks ended May 1, 2022 Compared to the thirteen weeks ended May 2, 2021
Net sales
Net sales increased $46.5 million, or 56.0%, to $129.4 million in the thirteen weeks ended May 1, 2022 as compared to $82.9 million in the thirteen weeks ended May 2, 2021. The increase in overall net sales was driven by growth across all channels. New customers increased by 8.2% in the thirteen weeks ended May 1, 2022 as compared to 3.9% in the thirteen weeks ended May 2, 2021. We had 162 and 116 total showrooms as of May 1, 2022 and May 2, 2021, respectively. We opened 11 additional showrooms, 5 kiosks and did not remodel or close any showrooms in the thirteen weeks ended May 1, 2022. In comparison, we opened 8 showrooms and did not close or remodel any showrooms in the thirteen weeks ended May 2, 2021. Showroom net sales increased $32.3 million, or 65.9%, to $81.3 million in the thirteen weeks ended May 1, 2022 as compared to $49.0 million in the thirteen weeks ended May 2, 2021. This increase was due in large part to comparable net sales increase of $22.0 million, or 53.2%, to $63.3 million in the thirteen weeks ended May 1, 2022, compared to $41.3 million in the thirteen weeks ended May 2, 2021, related to higher point of sales transactions with lower promotional discounting and the addition of 31 new showrooms, 13 kiosks and 2 mobile concierges. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed consolidated financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $113, or 23.3%, to $599 in the thirteen weeks ended May 1, 2022 as compared to $486 in the thirteen weeks ended May 2, 2021. Total number of units sold at point of transaction increased by approximately 17.0% driven by higher comparable sales. The increase in comparable sales, retail sales per selling square foot and total number of units sold over prior years is the result of a very strong Easter campaign and some channel shift from Internet net sales. Internet net sales (sales made directly to customers through our ecommerce channel) increased $6.1 million, or 24.1%, to $31.3 million in the thirteen weeks ended May 1, 2022 as compared to $25.2 million in the thirteen weeks ended May 2, 2021 also driven by a strong Easter campaign. Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions increased $8.1 million, or 92.7%, to $16.9 million in the thirteen weeks ended May 1, 2022 as compared to $8.8 million in the thirteen weeks ended May 2, 2021. This increase was principally due to higher productivity of our temporary online pop-up-shops on Costco.com and hosting 1 additional online event compared to the prior year period. We also opened 18 additional Best Buy shop-in-shop locations compared to the prior year period.
Gross profit
Gross profit increased $20.0 million, or 43.5%, to $66.1 million in the thirteen weeks ended May 1, 2022 from $46.1 million in the thirteen weeks ended May 2, 2021. Gross margin decreased to 51.1% of net sales in the thirteen weeks ended May 1, 2022 from 55.6% of net sales in the thirteen weeks ended May 2, 2021. The decrease in gross margin percentage of 450 basis points was primarily driven by an increase of approximately 640 basis points in total distribution and related tariff expenses partially offset by an improvement of 190 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 630 basis points increase in inbound transportation costs. The product margin rate improvement is due to lower promotional discounting and continuing vendor negotiations to assist with the mitigation of tariffs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $14.2 million, or 46.2%, to $44.9 million in the thirteen weeks ended May 1, 2022 as compared to $30.7 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, rent, overhead expenses, and selling related expenses. Employment costs increased by $8.3 million driven by an increase in new hires and variable compensation. Rent increased by $2.2 million related to $1.4 million rent expense from our net addition of 46 showrooms and $0.8 million in higher percentage rent from the increase in Showroom sales. Overhead expenses increased $2.2 million consisting of an increase of $1.2 million in infrastructure investments, an increase of $0.5 million in travel expenses, an increase of $0.3 million in equity-based compensation and an increase of $0.2 million in insurance expense related to the growth of the Company. Selling related expenses increased $1.5 million principally due to credit card fees related to the increase in sales.

Selling, general and administrative expenses were 34.7% of net sales in the thirteen weeks ended May 1, 2022 as compared to 37.0% of net sales in the thirteen weeks ended May 2, 2021. The decrease in selling, general and administrative expenses of 230 basis points was primarily due to higher leverage within infrastructure investments, rent, equity-based compensation, selling related expenses, and insurance, partially offset by deleverage in employment costs and travel. The deleverage in certain expenses relate to the continuous investments we are making into the business to support our ongoing growth.
Advertising and Marketing
Advertising and marketing expenses increased $5.2 million, or 48.9%, to $15.9 million for the thirteen weeks ended May 1, 2022 as compared to $10.7 million in the thirteen weeks ended May 2, 2021. The majority of the increase in advertising and marketing dollars relates to the ongoing investments in marketing spends to support our sales growth. The investment by quarter may vary greatly. Advertising and marketing expenses were 12.3% of net sales in the thirteen weeks ended May 1, 2022 as compared to 12.9% of net sales in the thirteen weeks ended May 2, 2021. The majority of the decrease in advertising and marketing as a percent of net sales is primarily due to improved performance in our media activities which has driven an increase in net sales.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.3 million, or 9.9%, to $2.7 million in the thirteen weeks ended May 1, 2022 as compared to $2.4 million in the thirteen weeks ended May 2, 2021. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.
Interest expense, net
Interest expense, net which is less than $0.1 million for the thirteen weeks ended May 1, 2022 and May 2, 2021, principally relates to the interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan with a slight offset of interest earned on the Company’s cash and cash equivalents balances.
Provision for income taxes
Income tax provision was $0.7 million and $0.2 million, less than 0.55% and 0.18% of sales, for the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively. The increase in income taxes is primarily driven by the utilization of deferred tax assets of $0.5 million during the first quarter of fiscal 2023 based on the expected generation of taxable income for the fiscal year 2023.
Liquidity and Capital Resources
General
Our business primarily relies on cash flows from operations, supplemented as needed by our revolving line of credit (see “Revolving Line of Credit” below), as our primary sources of liquidity. Our primary cash needs are for advertising and marketing, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, inventory, accounts receivable, accounts payable and other current liabilities and customer deposits. Borrowings generally increase in our third fiscal quarter as we prepare for the holiday selling season, which is in our fourth fiscal quarter. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirteen weeks ended
(amounts in thousands)	May 1, 2022	May 2, 2021
Condensed Consolidated Statement of Cash flow Data:
Net Cash Used in Operating Activities	$(21,786)	$(9,604)
Net Cash Used in Investing Activities	(6,018)	(3,058)
Net Cash (Used in) Provided by Financing Activities	(208)	62
Net change in cash and cash equivalents	(28,012)	(12,600)
Cash and cash equivalents at the end of the period	64,380	65,741
Net Cash Used In Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash operating lease cost, and deferred income taxes and the effect of changes in working capital and other activities.
In the thirteen weeks ended May 1, 2022, net cash used in operating activities was $21.8 million and consisted of changes in operating assets and liabilities of $32.2 million, net income of $1.9 million, and adjustments to reconcile net income to cash provided by operating activities of $8.6 million. Working capital and other activities consisted primarily of increases in merchandise inventories of $14.5 million, decreases in accounts payable and accrued expenses of $10.4 million, customer deposits of $5.7 million, operating lease liabilities of $4.1 million, partially offset by decreases in trade accounts receivable of $2.1 million and prepaid expenses and other current assets of $0.3 million.
In the thirteen weeks ended May 2, 2021, net cash used in operating activities was $9.6 million and consisted of changes in operating assets and liabilities of $18.3 million ,net income of $2.1 million , and adjustments to reconcile net income to cash used in operating activities of $6.6 million. Working capital and other activities consisted primarily of increases in trade accounts receivable of $2.4 million, merchandise inventories of $5.5 million, prepaid expenses and other current assets of $0.5 million, operating lease liabilities of $3.4 million, and customer deposits of $1.9 million, partially offset by a decrease in accounts payable and accrued expenses of $8.3 million.
Net Cash Used In Investing Activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings, the remodeling of existing showrooms, and the acquisition of intangible assets.
For the thirteen weeks ended May 1, 2022, capital expenditures were $6.0 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.
For the thirteen weeks ended May 2, 2021, capital expenditures were $3.1 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.
Net Cash (Used In) Provided By Financing Activities
Financing activities consist primarily of the proceeds from stock offerings and taxes paid for the net settlement of equity awards.
For the thirteen weeks ended May 1, 2022, net cash used in financing activities was $0.2 million, due mostly to the payment of deferred financing costs. For the thirteen weeks ended May 2, 2021, net cash provided by financing activities was $0.1 million, due mostly to borrowing under the line of credit.

Revolving Line of Credit
On March 25, 2022, the Company amended our existing credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The maturity date of our credit agreement was extended to March 25, 2024 and, among other things, the maximum revolver commitment was increased from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Our credit agreement includes a $1,000,000 sublimit for the issuance of letters of credit and a $4,000,000 sublimit for swing line loans. As of May 1, 2022, the Company’s borrowing availability under the line of credit was $31.2 million. As of May 1, 2022, there were no borrowings outstanding on this line of credit.

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
Severance Contingency
The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those associates are terminated without cause. The total amount of exposure to the Company under these agreements was $5.6 million at May 1, 2022 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of May 1, 2022, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our consolidated financial statements included in the Annual Report on Form 10-K filed on March 30, 2022 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirteen weeks ended May 1, 2022.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to a variety of risks, including fluctuations in interest rates, that could affect our financial position and results of operations.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As described below in Changes in Internal Control over Financial Reporting, we previously identified a material weakness in our internal control over financial reporting due to the ineffective design and implementation of information technology and related activity level controls covering all significant accounts. This ineffectiveness was due, in part, to inadequate information technology general controls ("ITGC") relating to certain information technology systems. The ITGC deficiencies affected, among other things, the integrity of the data used to support the related activity level controls. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 1, 2022 due to the material weakness in our internal control over financial reporting described below.
Changes in Internal Control Over Financial Reporting
During the thirteen weeks ended May 1, 2022, the Company successfully implemented a remediation plan to address the material weakness in its internal control over financial reporting identified during our review of our audited financial statements for the fiscal year ended January 30, 2022. The material weakness was related to ineffective ITGC controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. Additional details on the material weakness are set forth under Item 9A "Controls and Procedures" in the Company's Annual Report on Form 10-K for the year ending January 30, 2022 and filed with the Commission on March 30, 2022. The implemented remediation plan consisted of, among other things, (i) evaluating and implementing enhanced process controls around user access management to key information systems which may impact our financial reporting (ii) expanding the management and governance over user access and system controls and (iii) enhancing our information technology compliance and accounting function with additional experienced hires including a new Chief Information Officer.

Except as discussed above with respect to the implementation of our remediation plan, there were no changes in our internal control over financial reporting during the thirteen weeks ended May 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 6. Commitments and Contingencies--Legal Contingency, included in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Our board of directors previously approved, subject to stockholder approval, an amendment and restatement of the Company's Second Amended and Restated 2017 Equity Incentive Plan (the "Amended 2017 Plan"). At the annual meeting of stockholders on June 2, 2022, the Company's stockholders approved the Amended 2017 Plan which, among other things, increased by 550,000 the number of shares of the Company's common stock available under the Amended 2017 Plan, as further described under Proposal 4 of the Company's definitive proxy statement filed on Schedule 14A with the SEC on April 18, 2022, which description is incorporated herein by reference. The foregoing description of the Amended 2017 Plan is qualified in its entirety by reference to the text of the Amended 2017 Plan, which is included as an exhibit hereto.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.1+	Second Amended and Restated 2017 Equity Incentive Plan	8-K	99.1	06/03/2022
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: June 8, 2022		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: June 8, 2022		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)