Form 10-Q
period 2022-07-31
Lovesac Co
filed 2022-09-09
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2022, there were 15,184,357 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY
FORM 10-Q
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 31, 2022
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

	July 31, 2022	January 30, 2022
(amounts in thousands, except share and per share amounts)
Assets
Current Assets
Cash and cash equivalents	$17,652	$92,392
Trade accounts receivable	8,970	8,547
Merchandise inventories	146,626	108,493
Prepaid expenses and other current assets	36,011	15,726
Total Current Assets	209,259	225,158
Property and equipment, net	42,049	34,137
Operating lease right-of-use assets	113,823	100,891
Other Assets
Goodwill	144	144
Intangible assets, net	1,425	1,413
Deferred financing costs, net	116	—
Deferred tax asset	7,098	9,836
Total Other Assets	8,783	11,393
Total Assets	$373,914	$371,579
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$34,238	$33,247
Accrued expenses	29,372	40,497
Payroll payable	5,056	9,978
Customer deposits	6,488	13,316
Current operating lease liabilities	18,514	16,382
Sales taxes payable	4,391	5,359
Total Current Liabilities	98,059	118,779
Operating Lease Liabilities, long-term	109,864	96,574
Line of Credit	—	—
Total Liabilities	207,923	215,353
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of July 31, 2022 and January 30, 2022.	—	—
Common Stock $.00001 par value, 40,000,000 shares authorized, 15,183,277 shares issued and outstanding as of July 31, 2022 and 15,123,338 shares issued and outstanding as of January 30, 2022.	—	—
Additional paid-in capital	174,510	173,762
Accumulated deficit	(8,519)	(17,536)
Stockholders’ Equity	165,991	156,226
Total Liabilities and Stockholders’ Equity	$373,914	$371,579
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands, except per share data and share amounts)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net sales	$148,534	$102,448	$277,914	$185,363
Cost of merchandise sold	67,608	43,416	130,880	80,255
Gross profit	80,926	59,032	147,034	105,108
Operating expenses
Selling, general and administration expenses	48,866	35,385	93,767	66,103
Advertising and marketing	19,088	13,036	34,989	23,716
Depreciation and amortization	3,076	1,602	5,737	4,022
Total operating expenses	71,030	50,023	134,493	93,841

Operating income	9,896	9,009	12,541	11,267
Interest income (expense), net	3	(46)	(32)	(90)
Net income before taxes	9,899	8,963	12,509	11,177
Provision for income taxes	(2,777)	(515)	(3,492)	(668)
Net income	$7,122	$8,448	$9,017	$10,509

Net income per common share:
Basic	$0.47	$0.56	$0.59	$0.70
Diluted	$0.45	$0.52	$0.56	$0.66

Weighted average number of common shares outstanding:
Basic	15,195,116	15,096,528	15,175,247	15,034,954
Diluted	16,004,061	16,100,927	16,032,731	16,039,352

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2022 AND AUGUST 1, 2021
(unaudited)

	Common		Additional Paid-in Capital	Accumulated Deficit	Total
(amounts in thousands, except share amounts)	Shares	Amount
Balance - January 31, 2021	15,011,556	$—	$171,382	$(63,436)	$107,946
Net income	—	—	—	2,061	2,061
Equity based compensation	—	—	654	—	654
Vested restricted stock units	4,868	—	—	—	—
Exercise of warrants	2,106	—	20	—	20
Balance - May 2, 2021	15,018,530	—	172,056	(61,375)	110,681

Net income	—	—	—	8,448	8,448
Equity based compensation	—	—	1,085	—	1,085
Vested restricted stock units	78,446	—	—	—	—
Exercise of Warrants	8,850	—	84	—	84
Taxes paid for net share settlement of equity awards	—	—	(3,370)		(3,370)
Balance - August 1, 2021	15,105,826	—	169,855	(52,927)	116,928

Balance - January 30, 2022	15,123,338	—	173,762	(17,536)	156,226
Net Income	—	—	—	1,895	1,895
Equity Based Compensation	—	—	1,163	—	1,163
Vested restricted stock units	1,704	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(47)	—	(47)
Balance - May 1, 2022	15,125,042	$—	$174,878	$(15,641)	$159,237

Net Income	—	—	—	7,122	7,122
Equity Based Compensation	—	—	1,034	—	1,034
Vested restricted stock units	58,235	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(1,402)	—	(1,402)
Balance - July 31, 2022	15,183,277	$—	$174,510	$(8,519)	$165,991

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(amounts in thousands)	July 31, 2022	August 1, 2021
Cash Flows from Operating Activities
Net income	$9,017	$10,509
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,549	3,479
Amortization of other intangible assets	188	543
Amortization of deferred financing fees	71	45
Equity based compensation	2,197	1,739
Non-cash operating lease cost	8,711	9,012
Impairment of right of use lease asset	—	554
Deferred income taxes	2,738	—
Changes in operating assets and liabilities:
Trade accounts receivable	(423)	(2,850)
Merchandise inventories	(38,133)	(24,575)
Prepaid expenses and other current assets	(17,916)	461
Accounts payable and accrued expenses	(16,024)	2,830
Operating lease liabilities	(8,501)	(8,351)
Customer deposits	(6,828)	7,373
Net Cash (Used in) Provided by Operating Activities	(59,354)	769
Cash Flows from Investing Activities
Purchase of property and equipment	(13,461)	(7,141)
Payments for patents and trademarks	(200)	(215)
Net Cash Used in Investing Activities	(13,661)	(7,356)
Cash Flows from Financing Activities
Payment of deferred financing costs	(276)	—
Taxes paid for net share settlement of equity awards	(1,449)	(3,370)
Proceeds from the exercise of warrants	—	104
Net Cash Used in Financing Activities	(1,725)	(3,266)
Net Change in Cash and Cash Equivalents	(74,740)	(9,853)
Cash and Cash Equivalents - Beginning	92,392	78,341
Cash and Cash Equivalents - Ending	$17,652	$68,488
Supplemental Cash Flow Disclosures
Cash paid for taxes	$9,393	$670
Cash paid for interest	$34	$32
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN TWENTY-SIX WEEKS ENDED JULY 31, 2022 AND AUGUST 1, 2021
NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The balance sheet of The Lovesac Company (the “Company”, “we”, “us” or “our”) as of January 30, 2022, which has been derived from our audited financial statements as of and for the 52-week year ended January 30, 2022, and the accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed financial statements. Such adjustments are of a normal, recurring nature. These condensed financial statements should be read in conjunction with the Company’s financial statements filed in its Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021 are not necessarily indicative of results to be expected for the full fiscal year.
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
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
The Company has considered recently issued accounting pronouncements and they were considered to be not applicable or the adoption of such pronouncements will not have a material impact on its condensed financial statements.

NOTE 3 – INTANGIBLE ASSETS, NET
A summary of intangible assets follows:

		July 31, 2022
(amounts in thousands)	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 years	$2,982	$(1,737)	$1,245
Trademarks	3 years	1,446	(1,266)	180
Other intangibles	5 years	840	(840)	—
Total		$5,268	$(3,843)	$1,425

		January 30, 2022
(amounts in thousands)	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 years	$2,838	$(1,626)	$1,212
Trademarks	3 years	1,390	(1,189)	201
Other intangibles	5 years	840	(840)	—
Total		$5,068	$(3,655)	$1,413
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed statements of operations. Amortization expense on other intangible assets was $0.1 million and $0.1 million and $0.2 million and $0.5 million for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.
As of July 31, 2022, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

(amounts in thousands)
Remainder of Fiscal 2023	$92
2024	272
2025	213
2026	182
2027	166
2028	124
Thereafter	376
$1,425
NOTE 4 – INCOME TAXES

The Company recorded income tax expense of $2.8 million and $0.5 million and $3.5 million and $0.7 million for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively. The effective tax rate was 28.0% and 27.9% for the thirteen and twenty-six weeks ended July 31, 2022 as compared with 5.8% and 6.0% for the thirteen and twenty-six weeks ended August 1, 2021. The effective tax rate varies from the 21% federal statutory tax rate for the thirteen and twenty-six weeks ended July 31, 2022 primarily due to state taxes. Comparatively, the effective tax rate for the thirteen and twenty-six weeks ended August 1, 2021 was lower than the 21% federal statutory tax rate primarily due to the release of a full valuation allowance on the Company’s net deferred tax assets. The valuation allowance was fully released as of the end of fiscal year 2022.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.
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
For the thirteen weeks ended July 31, 2022, the effects of 687,528 shares of common stock related to restricted stock units and warrants to purchase 281,750 shares of common stock were included in the diluted share calculation and there were 495,366 shares of common stock underlying stock options of potentially dilutive shares which may be issued in the future that were excluded from the diluted net income per share calculation because the effect of including these potentially dilutive shares was antidilutive. For the twenty-six weeks ended July 31, 2022, the effects of 687,528 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 281,750 shares of common stock were included in the diluted share calculation and there were no anti-dilutive awards during this period.
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
The Company’s lease terms and rates are as follows:

July 31, 2022
Weighted average remaining lease term (in years)
Operating Leases	7.3

Weighted average discount rate
Operating Leases	4.01%
During the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, the Company recognized operating lease expense of $5.8 million and $4.5 million and $11.1 million and $9.0 million, respectively. In addition, during the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, we recognized $4.0 million and $3.0 million and $6.6 million and $4.3 million, respectively, for index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease as well as rental expenses related to short term leases.
We did not recognize any impairment charges associated with showroom-level ROU assets during the thirteen and twenty-six weeks ended July 31, 2022. During the thirteen and twenty-six weeks ended August 1, 2021, we recognized impairment charges totaling $0.6 million associated with showroom-level ROU assets that are included as part of selling, general and administrative expenses.
The following table discloses the location and amount of our operating lease costs within our condensed balance sheets:

(amounts in thousands)	Balance sheet location	July 31, 2022
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$113,823

Liabilities
Current:
Operating leases	Current operating lease liabilities	$18,514

Noncurrent:
Operating leases	Operating lease liability, long term	109,864

Total lease liabilities		$128,378

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed balance sheet as of July 31, 2022:

(amounts in thousands)
Remainder 2023	$11,743
2024	23,011
2025	21,760
2026	19,671
2027	17,313
Thereafter	56,226
Total undiscounted future minimum lease payments	149,724
Less: imputed interest	(21,346)
Total present value of lease obligations	128,378
Less: current operating lease liability	(18,514)
Operating lease liability- long term	$109,864
Supplemental Cash Flow information and non-cash activity related to our operating leases is as follows:

(amounts in thousands)	For the twenty-six weeks ended July 31, 2022	For the twenty-six weeks ended August 1, 2021
Operating cash flow information:
Amounts paid on operating lease liabilities	$8,501	$8,351
Non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$21,302	$96,560
Severance Contingency
The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those employees are terminated without cause. The total amount of exposure to the Company under these agreements was $5.6 million at July 31, 2022 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.
Legal Contingency
The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s condensed financial position, results of operations or cash flows.

NOTE 7 – FINANCING ARRANGEMENTS
The Company has a line of credit with Wells Fargo Bank, National Association (“Wells”). On March 25, 2022, the line of credit with Wells was amended and increased from $25.0 million to allow the Company to borrow up to $40.0 million, subject to borrowing base and availability restrictions, and will mature in March 2024. Borrowings are limited to 85% of eligible credit card receivables plus 90% of eligible wholesale receivables plus 86% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. The amended agreement contains a financial covenant that requires us to maintain undrawn availability under the credit facility of at least 10% of the lesser of (i) the aggregate commitments in the amount of $40.0 million and (ii) the amounts available under the credit facility based on eligible accounts receivable and inventory. As of July 31, 2022 and January 30, 2022, the Company’s borrowing availability under the line of credit with Wells was $36.0 million and $22.5 million, respectively. As of July 31, 2022 and January 30, 2022, there were no borrowings outstanding on this line of credit.
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
NOTE 8 – STOCKHOLDERS’ EQUITY
Common Stock Warrants
The following represents warrant activity during the twenty-six weeks ended July 31, 2022 and August 1, 2021:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants Outstanding at January 31, 2021	$19.07	293,973	2.57
Warrants issued	—	—	0
Expired and canceled	9.83	(98)	0
Exercised	16.00	(12,125)	0.09
Outstanding at August 1, 2021	$19.20	281,750	1.91

Warrants Outstanding at January 30, 2022	$19.20	281,750	1.41
Warrants issued	—	—	0
Expired and canceled	—	—	0
Exercised	—	—	0.00
Outstanding at July 31, 2022	$19.20	281,750	0.91
In the twenty-six weeks ended August 1, 2021, a total of 5,625 warrants were exercised on a cashless basis, whereby the holders received fewer shares of common stock in lieu of a cash payment to the Company. Warrants exercised in the twenty-six weeks ended August 1, 2021, resulted in the issuance of 10,956 common shares.

Equity Incentive Plan
The Company adopted the Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. On June 2, 2022, the stockholders of the Company approved of the Second Amended and Restated 2017 Equity Incentive Plan that increased the number of shares of common stock reserved for issuance thereunder by 550,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2017 Equity Plan was 2,654,889 at July 31, 2022.
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
A summary of the status of our stock options as of July 31, 2022 and August 1, 2021, and the changes during the twenty-six weeks ended July 31, 2022 and August 1, 2021 is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 31, 2021	495,366	$38.10	3.35	—
Exercised	—	—
Expired and canceled	—	—
Outstanding at August 1, 2021	495,366	$38.10	2.85	35.32
Exercisable at the end of the period	—	—	—	—

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 30, 2022	495,366	$38.10	2.35	28.68
Granted	—	—
Canceled and forfeited	—	—
Outstanding at July 31, 2022	495,366	$38.10	1.85	1.89
Exercisable at the end of the period	495,366	$38.10	1.85	1.89

Restricted Stock Units
A summary of the status of our unvested restricted stock units as of July 31, 2022 and August 1, 2021, and changes during the twenty-six weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2021	655,558	$18.86
Granted	63,456	80.40
Forfeited	(7,904)	19.27
Vested	(153,089)	20.20
Unvested at August 1, 2021	558,021	$25.52

	Number of shares	Weighted average grant date fair value
Unvested at January 30, 2022	533,333	$28.41
Granted	278,087	45.58
Forfeited	(21,243)	23.12
Vested	(102,649)	34.86
Unvested at July 31, 2022	687,528	$34.87
Equity based compensation expense was approximately $1.0 million and $1.1 million and $2.2 million and $1.7 million for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.
The total unrecognized equity-based compensation cost related to unvested restricted unit awards was approximately $6.0 million as of July 31, 2022 and will be recognized in operations over a weighted average period of 2.33 years.
NOTE 9 – EMPLOYEE BENEFIT PLAN
In February 2017, the Company established the TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All associates of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The Company's contributions to the 401(k) Plan were $0.3 million and $0.2 million and $0.7 million and $0.4 million for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.

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
The following represents net sales by product offering for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively:

	Thirteen weeks ended		Twenty Six weeks ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
(amounts in thousands)
Sactionals	$136,513	$89,174	$251,515	$163,184
Sacs	9,908	11,716	21,835	18,857
Other	2,113	1,558	4,564	3,322
	$148,534	$102,448	$277,914	$185,363
NOTE 11 – BARTER ARRANGEMENTS
The Company has a bartering arrangement with a third-party vendor, whereby the Company will provide inventory in exchange for media credits. The Company exchanged $3.0 million and $3.9 million of inventory for certain media credits during the thirteen and twenty-six weeks ending July 31, 2022. The Company did not exchange any inventory for certain media credits during the thirteen and twenty-six weeks ending August 1, 2021.
The contribution to the Company's gross profit from its bartering arrangement was $6.5 million and $8.2 million during the thirteen and twenty-six weeks ending July 31, 2022. There was no contribution to the Company's gross profit from its bartering arrangement during the thirteen and twenty-six weeks ending August 1, 2021.
The Company had $14.1 million and $3.4 million of unused media credits remaining as of July 31, 2022 and January 30, 2022, respectively, which is included in “Prepaid and other current assets” on the accompanying condensed balance sheet.
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
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed statements of operations and an increase in inventory and customers returns liability on the condensed balance sheets. There was a returns allowance recorded on the condensed balance sheet in the amount of $2.7 million and $2.0 million as of July 31, 2022 and January 30, 2022, respectively, which was included in accrued expenses and $0.6 million and $0.4 million as of July 31, 2022 and January 30, 2022, associated with sales returns included in merchandise inventories.

In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s condensed balance sheet. As of July 31, 2022 and January 30, 2022, the Company recorded under customer deposit liabilities the amount of $6.5 million and $13.3 million respectively. During the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, the Company recognized approximately $13.3 million and $6.0 million, respectively, related to our customer deposits.
The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms, which includes mobile concierge and kiosks, and through the internet. The Other channel predominantly represents sales through the use of online pop-up-shops and shop-in-shops that are staffed with associates trained to demonstrate and sell our product. The following represents net sales disaggregated by channel:

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Showrooms	$92,426	$62,594	$173,680	$111,580
Internet	35,534	29,480	66,789	54,655
Other	20,574	10,374	37,445	19,128
	$148,534	$102,448	$277,914	$185,363
The Company has no foreign operations and its sales to foreign countries was less than .01% of total net sales in both fiscal 2023 and 2022.
The Company had no customers in fiscal 2023 or 2022 that comprise more than 10% of total net sales.
See Note 10 for sales disaggregated by product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 30, 2022. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the Forward-Looking Statements section herein and set forth below and those discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent report on Form 10-K filed with the Securities and Exchange Commission.
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
Impact of COVID-19 and Macro-Economic Factors
Although there has been a general improvement in conditions related to the COVID-19 pandemic, there continues to be significant uncertainties around the scope and severity of the pandemic, its impact on the global economy, including supply chains, and other business disruptions that may impact our operating results and financial condition. We continue to follow the guidance issued by federal, state and local governments and health organizations and have taken measures to protect the safety of our associates and customers.
While the COVID-19 pandemic has led to shifts in the way in which we operate, we continue to serve our customers through our omni-channel platform as our products can be easily configured in our touchpoints, shopped online and delivered quickly in a touchless way, coupled with consumers’ demand for home related products and solutions. We continue to experience growth as our net sales increased $92.6 million, or 49.9% to $277.9 million for the twenty-six weeks ended July 31, 2022, compared to $185.4 million for the twenty-six weeks ended August 1, 2021. Retail sales drove an increase of $62.1 million, or 55.7%, to $173.7 millions for the twenty-six weeks ended July 31, 2022, compared to $111.6 million for the twenty-six weeks ended August 1, 2021. Our internet sales (sales made directly to customers through our ecommerce channel) also increased $12.2 million or 22.2% to $66.8 million for the twenty-six weeks ended July 31, 2022, compared to $54.7 million for the twenty-six weeks ended August 1, 2021. New customers increased by 6.7% for the twenty-six weeks ended July 31, 2022 as compared to 9.6% for the twenty-six weeks ended August 1, 2021.
The industry in which we operate is cyclical. Our revenues and results of operations are affected by general economic conditions and certain other macro-economic factors and uncertainties. Purchasers of our products are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions, consumer disposable income, housing market conditions, consumer debt, interest rates, inflation and consumer confidence. We continue to monitor the impact of the pandemic and overall economic and market conditions with respect to our sources and uses of capital.

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
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 91.9% and 90.5% of our sales for the thirteen and twenty-six weeks ended July 31, 2022, respectively. Our Sactionals represented 87.0% and 88.0% of our sales for the thirteen and twenty-six weeks ended August 1, 2021, respectively.

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
•Other. Our Other product line complement our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, Footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes and our unique Sactionals Power Hub, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences.
Sales Channels
We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through four distinct, brand-enhancing channels.
•Showrooms. We market and sell our products through 174 retail locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 40 states in the U.S. We carefully select the best small-footprint retail locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and is the standard for new showrooms. Our new showroom concept utilizes technology in more experiential ways to increase traffic and sales. Net sales completed through this channel accounted for 62.2% and 62.5% of total net sales for the thirteen and twenty-six weeks ended July 31, 2022, up from 61.1% and 60.2% of total net sales for the thirteen and twenty-six weeks ended August 1, 2021.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales completed through this channel accounted for 23.9% and 24.0% of total net sales for the thirteen and twenty-six weeks ended July 31, 2022, down from 28.8% and 29.5% of total net sales for the thirteen and twenty-six weeks ended August 1, 2021, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online pop-up-shops, shop-in-shops, and barter inventory transactions. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low-cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in-store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in-store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. We hosted 8 in-store pop-up-shops in the thirteen weeks ended July 31, 2022 and did not host in-store pop-up-shops in the thirteen weeks ended August 1, 2021.
We operated 3 and 5 online pop-up-shops on Costco.com for the thirteen and twenty-six weeks ended July 31, 2022, and 2 and 4 for the thirteen and twenty-six weeks ended August 1, 2021, respectively. We operated 22 Best Buy shop-in-shops for the thirteen and twenty-six weeks ended July 31, 2022, up from 4 in the thirteen and twenty-six weeks ended August 1, 2021, respectively. Other sales which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions accounted for 13.9% and 13.5% of our total sales for the thirteen and twenty-six weeks ended July 31, 2022, up from 10.1% and 10.3% of our total sales for the thirteen and twenty-six weeks ended August 1, 2021, respectively.
SELECTED CONDENSED FINANCIAL INFORMATION
The following tables present our summary condensed financial and other data as of and for the periods indicated. The condensed statement of operations data for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021, the condensed statement of cash flow data for the thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021 and the summary condensed balance sheet data as of July 31, 2022, are derived from our unaudited condensed financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed financial statements.

The summarized financial information presented below is derived from and should be read in conjunction with our audited condensed financial statements including the notes to those financial statements and our unaudited condensed financial statements including the notes to those financial statements both of which are included elsewhere in is Quarterly Report filed on Form 10-Q along with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our historical results are not necessarily indicative of our future results.

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands, except per share data and share amounts)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Condensed Statement of Operations Data:
Net sales
Showrooms	$92,426	$62,594	$173,680	$111,580
Internet	35,534	29,480	66,789	54,655
Other	20,574	10,374	37,445	19,128
Total net sales	148,534	102,448	$277,914	$185,363

Cost of merchandise sold	67,608	43,416	130,880	80,255

Gross profit	80,926	59,032	147,034	105,108
Operating expenses
Selling, general and administrative expenses	48,866	35,385	93,767	66,103
Advertising and marketing	19,088	13,036	34,989	23,716
Depreciation and amortization	3,076	1,602	5,737	4,022

Total operating expenses	71,030	50,023	134,493	93,841

Operating income	9,896	9,009	12,541	11,267

Interest income (expense), net	3	(46)	(32)	(90)

Net income before taxes	9,899	8,963	12,509	11,177

Provision for income taxes	(2,777)	(515)	(3,492)	(668)

Net income	$7,122	$8,448	$9,017	$10,509
Net Income Attributable to Common Stockholders	$7,122	$8,448	$9,017	$10,509

Net income per common share:
Basic (1)	$0.47	$0.56	$0.59	$0.70
Diluted (1)	$0.45	$0.52	$0.56	$0.66

Weighted average number of common shares outstanding:
Basic	15,195,116	15,096,528	15,175,247	15,034,954
Diluted	16,004,061	16,100,927	16,032,731	16,039,352

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

EBITDA (2)(3)	12,972	10,611	18,278	15,288
Adjusted EBITDA (2)(3)	$14,095	$12,404	$20,468	$17,735

	As of
(amounts in thousands)	July 31, 2022	January 30, 2022

Balance Sheet Data:
Cash and cash equivalents	$17,652	$65,740
Working capital	111,200	75,702
Total assets	373,914	264,603
Total liabilities	207,923	153,921
Total stockholders’ equity	165,991	110,682

	Twenty-six weeks ended
(amounts in thousands)	July 31, 2022	August 1, 2021

Condensed Statement of Cash flow Data:
Net Cash (Used in) Provided by Operating Activities	$(59,354)	$769
Net Cash Used in Investing Activities	(13,661)	(7,356)
Net Cash Used in Financing Activities	(1,725)	(3,266)
Net change in cash and cash equivalents	(74,740)	(9,853)
Cash and cash equivalents at the end of the period	17,652	68,488
(1)For the calculation of basic and diluted net income per share, see Note 5 and Note 8 to our condensed financial statements.
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
Reconciliation of Non-GAAP Financial Measures
The following provides a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods presented:

(amounts in thousands)	Thirteen weeks ended July 31, 2022	Thirteen weeks ended August 1, 2021	Twenty-six weeks ended July 31, 2022	Twenty-six weeks ended August 1, 2021
Net income	$7,122	$8,448	$9,017	$10,509
Interest (income) expense, net	(3)	46	32	90
Taxes	2,777	515	3,492	668
Depreciation and amortization	3,076	1,602	5,737	4,022
EBITDA	12,972	10,611	18,278	15,288
Equity-based compensation (a)	1,123	1,239	2,295	1,893
Other non-recurring expenses (b)	—	—	(105)	—
Impairment of right of use lease asset (c)	—	554	—	554
Adjusted EBITDA	$14,095	$12,404	$20,468	$17,735
(a)Represents expenses, such as compensation expense and employer taxes related to RSU equity vesting and exercises associated with stock options and restricted stock units granted to our associates and board of directors.
(b)Other non-recurring expenses in the twenty-six weeks ended July 31, 2022 represents costs related to a legal settlement. There were no other non-recurring expenses in the thirteen weeks ended August 1, 2021.
(c)Represents the impairment of the right of use lease asset for one showroom.
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
Comparable Showroom Sales

Comparable showroom sales are calculated based on point of sale transactions from showrooms that were open at least fifty-two weeks as of the end of the reporting period. These sales will differ from sales on our income statement which are reported when goods are shipped and title has transferred to the customer. A showroom is not considered a part of the comparable showroom sales base if the square footage of the showroom changed or if the showroom was relocated. If a showroom was closed for any period of time during the measurement period, that showroom is excluded from comparable showroom sales. We made an exception to this calculation in fiscal 2021 when all of our showrooms were temporarily closed due to government regulations in response to the COVID-19 pandemic. For fiscal years 2022 and 2021, 29 and 19 respectively were excluded from comparable showroom sales. Comparable showroom sales allow us to evaluate how our showroom base is performing by measuring the change in period-over-period point of sale transactions in showrooms that have been open for twelve months or more. While we review comparable showroom sales as one measure of our performance, this measure is less relevant to us than it may be to other retailers due to our fully integrated, omni-channel, go-to-market strategy. As a result, measures that analyze a single channel are less indicative of the performance of our business than they might be for other companies that operate their distribution channels as separate businesses. Further, certain of our competitors and other retailers calculate comparable showroom sales (or similar measures) differently than we do. As a result, the reporting of our comparable showroom sales may not be comparable to sales data made available by other companies.

New Customer

We define a customer as new when the customer has completed a transaction at Lovesac either at a showroom or internet channel only for the first time or if an existing customer completes another purchase at least 2 years since their last purchase.

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

Basis of Presentation and Results of Operations
The following table sets forth, for the periods presented, our condensed statement of operations data as a percentage of total revenues:

	Thirteen weeks ended		Twenty-six weeks ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Statement of Operations Data:
Net sales	100%	100%	100%	100%
Cost of merchandise sold	46%	42%	47%	43%
Gross profit	54%	58%	53%	57%
Selling, general and administrative expenses	33%	35%	34%	36%
Advertising and marketing	13%	13%	13%	13%
Depreciation and amortization	2%	2%	2%	2%
Operating income	6%	8%	4%	6%
Interest income (expense), net	0%	0%	0%	0%
Net income before taxes	6%	8%	4%	6%
Provision for income taxes	-2%	0%	-1%	0%
Net income	4%	8%	3%	6%
Thirteen weeks ended July 31, 2022 Compared to the thirteen weeks ended August 1, 2021
Net sales
Net sales increased $46.1 million, or 45.0%, to $148.5 million in the thirteen weeks ended July 31, 2022 as compared to $102.4 million in the thirteen weeks ended August 1, 2021. The increase in overall net sales was driven by growth across all channels. New showroom customers increased by 8.1% in the thirteen weeks ended July 31, 2022 as compared to 254.6% in the thirteen weeks ended August 1, 2021. The prior year's new showroom customers metric was impacted by the success of our Hero's campaign. We had 174 and 123 total showrooms including kiosks and mobile concierges as of July 31, 2022 and August 1, 2021, respectively. We opened 11 additional showrooms, 1 kiosk and did not remodel or close any showrooms in the thirteen weeks ended July 31, 2022. In comparison, we opened 7 showrooms and did not close or remodel any showrooms in the thirteen weeks ended August 1, 2021. Showroom net sales increased $29.8 million, or 47.7%, to $92.4 million in the thirteen weeks ended July 31, 2022 as compared to $62.6 million in the thirteen weeks ended August 1, 2021. This increase was due in large part to comparable net sales increase of $19.9 million, or 36.8%, to $74.0 million in the thirteen weeks ended July 31, 2022, compared to $54.1 million in the thirteen weeks ended August 1, 2021, related to higher point of sales transactions, strong promotional campaigns and the addition of 35 new showrooms, 14 kiosks and 2 mobile concierges. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $34, or 5.6%, to $644 in the thirteen weeks ended July 31, 2022 as compared to $610 in the thirteen weeks ended August 1, 2021. Total number of units sold at point of transaction decreased by approximately 1.6% driven by higher mix of new showrooms sales. The increase in comparable sales and retail sales per selling square foot is the result of strong promotional campaigns. Internet net sales (sales made directly to customers through our ecommerce channel) increased $6.1 million, or 20.5%, to $35.5 million in the thirteen weeks ended July 31, 2022 as compared to $29.5 million in the thirteen weeks ended August 1, 2021 also driven by the same promotional campaigns. Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions increased $10.2 million, or 98.3%, to $20.6 million in the thirteen weeks ended July 31, 2022 as compared to $10.4 million in the thirteen weeks ended August 1, 2021. This increase was driven by higher barter inventory transactions and our addition of 18 new Best Buy shop-in-shops. We now operate 22 Best Buy shop-in-shop locations.

Gross profit
Gross profit increased $21.9 million, or 37.1%, to $80.9 million in the thirteen weeks ended July 31, 2022 from $59.0 million in the thirteen weeks ended August 1, 2021. Gross margin decreased to 54.5% of net sales in the thirteen weeks ended July 31, 2022 from 57.6% of net sales in the thirteen weeks ended August 1, 2021. The decrease in gross margin percentage of 310 basis points was primarily driven by an increase of approximately 440 basis points in total distribution and related tariff expenses, partially offset by an improvement of 130 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 560 basis points increase in inbound transportation costs, partially offset by a decrease of 120 basis points due to volume leverage in warehouse and outbound transportation cost. The product margin rate improvement is due to continuing vendor negotiations to assist with the mitigation of tariffs and additional one-time US dollar denominated rebates related to currency impact as well as slightly lower promotional discounting.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $13.5 million, or 38.1%, to $48.9 million in the thirteen weeks ended July 31, 2022 as compared to $35.4 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, overhead expenses, rent, and selling related expenses. Employment costs increased by $6.6 million driven by an increase in new hires and variable compensation. Overhead expenses increased $2.7 million consisting of an increase of $2.3 million in infrastructure investments, an increase of $0.4 million in travel expenses, and an increase of $0.1 million in insurance expense related to the growth of the Company, partially offset by $0.1 million in lower equity-based compensation. Rent increased by $2.3 million with $1.0 million rent expense primarily coming from our net addition of 51 showrooms along with $1.3 million in higher percentage rent from the increase in Showroom sales. Selling related expenses increased $1.9 million principally due to credit card fees related to the increase in sales.
Selling, general and administrative expenses were 32.9% of net sales in the thirteen weeks ended July 31, 2022 as compared to 34.5% of net sales in the thirteen weeks ended August 1, 2021. The decrease in selling, general and administrative expenses of 160 basis points was primarily due to higher leverage within rent, infrastructure investments, equity-based compensation, insurance and selling related expenses, partially offset by deleverage in travel and employment costs. The deleverage in certain expenses relate to the continuous investments we are making into the business to support our ongoing growth.
Advertising and Marketing
Advertising and marketing expenses increased $6.1 million, or 46.4%, to $19.1 million for the thirteen weeks ended July 31, 2022 as compared to $13.0 million in the thirteen weeks ended August 1, 2021. The majority of the increase in advertising and marketing dollars relates to the ongoing investments in marketing spends to support our sales growth and continuing strengthening of brand health. The investment by quarter may vary greatly. Advertising and marketing expenses were 12.9% of net sales in the thirteen weeks ended July 31, 2022 as compared to 12.7% of net sales in the thirteen weeks ended August 1, 2021. The slight increase in advertising and marketing as a percent of net sales is primarily due to a slight increase in media spends to support our second quarter net sales growth.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $1.5 million, or 92.0%, to $3.1 million in the thirteen weeks ended July 31, 2022 as compared to $1.6 million in the thirteen weeks ended August 1, 2021. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.
Interest income (expense), net
Interest income (expense), net which is less than $0.1 million for the thirteen weeks ended July 31, 2022 principally relates to interest earned on the Company’s cash and cash equivalents balances with an offset of interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan. Interest income (expense), net which is less than $(0.1) million for the thirteen weeks ended August 1, 2021, principally relates to the interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan with an offset of interest earned on the Company’s cash and cash equivalents balances.

Provision for income taxes
The provision for income taxes was $2.8 million and $0.5 million, for the thirteen weeks ended July 31, 2022 and August 1, 2021, respectively. Our effective tax rate varies from the 21% federal statutory tax rate primarily due to state taxes. The increase in the effective tax rate from 5.8% for the thirteen weeks ended August 1, 2021 to 28.0% for the thirteen weeks ended July 31, 2022 was primarily due to fiscal 2022 having the benefit from the release of the valuation allowance on the Company’s net deferred tax assets. The valuation allowance was fully released as of the end of fiscal year 2022.
Twenty-six weeks ended July 31, 2022 Compared to the twenty-six weeks ended August 1, 2021
Net sales

Net sales increased $92.5 million, or 49.9%, to $277.9 million in the twenty-six weeks ended July 31, 2022 as compared to $185.4 million in the twenty-six weeks ended August 1, 2021. The increase in overall net sales was driven by growth across all channels. New showroom customers increased by 15.4% in the twenty-six weeks ended July 31, 2022 as compared to 173.5% in the twenty-six weeks ended August 1, 2021. The prior year's new showroom customers metric was impacted by the success of our Hero's campaign. We had 174 and 123 total showrooms as of July 31, 2022 and August 1, 2021, respectively. We opened 22 additional showrooms, 6 kiosks and did not remodel or close any showrooms in the twenty-six weeks ended July 31, 2022. In comparison, we opened 15 showrooms and did not close or remodel any showrooms in the twenty-six weeks ended August 1, 2021. Showroom net sales increased $62.1 million, or 55.7%, to $173.7 million in the twenty-six weeks ended July 31, 2022 as compared to $111.6 million in the twenty-six weeks ended August 1, 2021. This increase was due in large part to comparable net sales increase of $41.9 million, or 43.9%, to $137.3 million in the twenty-six weeks ended July 31, 2022, compared to $95.4 million in the twenty-six weeks ended August 1, 2021, related to higher point of sales transactions with slightly lower promotional discounting, strong promotional campaigns and the addition of 35 new showrooms, 14 kiosks and 2 mobile concierges. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $156, or 14.0%, to $1,268 in the twenty-six weeks ended July 31, 2022 as compared to $1,112 in the twenty-six weeks ended August 1, 2021. Total number of units sold at point of transaction increased by approximately 6.4% driven by higher comparable sales. The increase in comparable sales, retail sales per selling square foot and total number of units sold over prior years is the result of strong promotional campaigns. Internet net sales (sales made directly to customers through our ecommerce channel) increased $12.2 million, or 22.2%, to $66.8 million in the twenty-six weeks ended July 31, 2022 as compared to $54.7 million in the twenty-six weeks ended August 1, 2021 also driven by strong promotional campaigns. Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions increased $18.3 million, or 95.8%, to $37.4 million in the twenty-six weeks ended July 31, 2022 as compared to $19.1 million in the twenty-six weeks ended August 1, 2021. This increase was driven by higher barter inventory transactions, higher productivity of our temporary online pop-up-shops on Costco.com with 2 additional online events compared to the prior year period, and our additional 18 new Best Buy shop-in-shops. We now operate 22 Best Buy shop-in-shop locations.
Gross profit

Gross profit increased $41.9 million, or 39.9%, to $147.0 million in the twenty-six weeks ended July 31, 2022 from $105.1 million in the twenty-six weeks ended August 1, 2021. Gross margin decreased to 52.9% of net sales in the twenty-six weeks ended July 31, 2022 from 56.7% of net sales in the twenty-six weeks ended August 1, 2021. The decrease in gross margin percentage of 380 basis points was primarily driven by an increase of approximately 530 basis points in total distribution and related tariff expenses, partially offset by an improvement of 150 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 590 basis points increase in inbound transportation costs, partially offset by a decrease of 60 basis points due to volume leverage in warehouse and outbound transportation cost. The product margin rate improvement is due to slightly lower promotional discounting, continued vendor negotiations to assist with the mitigation of tariffs and additional one-time US dollar denominated rebates related to currency impact as well as slightly lower promotional discounting.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $27.7 million, or 41.8%, to $93.8 million in the twenty-six weeks ended July 31, 2022 as compared to $66.1 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, overhead expenses, rent, and selling related expenses. Employment costs increased by $15.0 million driven by an increase in new hires and variable compensation. Overhead expenses increased $4.9 million consisting of an increase of $3.3 million in infrastructure investments, an increase of $0.9 million in travel expenses, an increase of $0.4 million in equity-based compensation and an increase of $0.3 million in insurance expense related to the growth of the Company. Rent increased by $4.4 million with $2.4 million primarily coming from our net addition of 51 showrooms along with $2.0 million in higher percentage rent from the increase in Showroom sales. Selling related expenses increased $3.4 million principally due to credit card fees related to the increase in sales.
Selling, general and administrative expenses were 33.7% of net sales in the twenty-six weeks ended July 31, 2022 as compared to 35.7% of net sales in the twenty-six weeks ended August 1, 2021. The decrease in selling, general and administrative expenses of 200 basis points was primarily due to higher leverage within infrastructure investments, rent, equity-based compensation, selling related expenses, and insurance, partially offset by deleverage in employment costs and travel. The deleverage in certain expenses relate to the continuous investments we are making into the business to support our ongoing growth.
Advertising and Marketing
Advertising and marketing expenses increased $11.3 million, or 47.5%, to $35.0 million for the twenty-six weeks ended July 31, 2022 as compared to $23.7 million in the twenty-six weeks ended August 1, 2021. The majority of the increase in advertising and marketing dollars relates to the ongoing investments in marketing spends to support our sales growth. The investment by quarter may vary greatly. Advertising and marketing expenses were 12.6% of net sales in the twenty-six weeks ended July 31, 2022 as compared to 12.8% of net sales in the twenty-six weeks ended August 1, 2021. The majority of the decrease in advertising and marketing as a percent of net sales is primarily due to improved performance in our media activities which has driven an increase in net sales.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $1.7 million, or 42.6%, to $5.7 million in the twenty-six weeks ended July 31, 2022 as compared to $4.0 million in the twenty-six weeks ended August 1, 2021. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.
Interest income (expense), net
Interest income (expense), net which is less than $0.1 million for the twenty-six weeks ended July 31, 2022 and August 1, 2021, principally relates to the interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan with an offset of interest earned on the Company’s cash and cash equivalents balances.
Provision for income taxes
The provision for income taxes was $3.5 million and $0.7 million, for the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively. Our effective tax rate varies from the 21% federal statutory tax rate primarily due to state taxes. The increase in the effective tax rate from 6.0% for the twenty-six weeks ended August 1, 2021 to 27.9% for the twenty-six weeks ended July 31, 2022 was primarily due to fiscal 2022 having the benefit from the release of the valuation allowance on the Company’s net deferred tax assets. The valuation allowance was fully released as of the end of fiscal year 2022.

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
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Twenty-six weeks ended
(amounts in thousands)	July 31, 2022	August 1, 2021
Condensed Statement of Cash flow Data:
Net Cash (Used in) Provided by Operating Activities	$(59,354)	$769
Net Cash Used in Investing Activities	(13,661)	(7,356)
Net Cash Used in Financing Activities	(1,725)	(3,266)
Net change in cash and cash equivalents	(74,740)	(9,853)
Cash and cash equivalents at the end of the period	17,652	68,488
Net Cash (Used In) Provided By Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash operating lease cost, and deferred income taxes and the effect of changes in working capital and other activities.
In the twenty-six weeks ended July 31, 2022, net cash used in operating activities was $59.4 million and consisted of changes in operating assets and liabilities of $87.8 million, net income of $9.0 million, and adjustments to reconcile net income to cash provided by operating activities of $19.5 million. Working capital and other activities consisted primarily of increases in merchandise inventories of $38.1 million, trade accounts receivable of $0.4 million, prepaid expenses and other current assets of $17.9 million along with.decreases in accounts payable and accrued expenses of $16.0 million, operating lease liabilities of $8.5 million, and customer deposits of $6.8 million.
In the twenty-six weeks ended August 1, 2021, net cash provided by operating activities was $0.8 million and consisted of changes in operating assets and liabilities of $25.1 million ,net income of $10.5 million , and adjustments to reconcile net income to cash used in operating activities of $15.4 million. Working capital and other activities consisted primarily of increases in merchandise inventories of $24.6 million, trade accounts receivable of $2.8 million, customer deposits of $7.4 million, accounts payable and accrued expenses of $2.8 million, partially offset by decreases in prepaid expenses and other current assets of $0.5 million and operating lease liabilities of $8.4 million.
Net Cash Used In Investing Activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings, the remodeling of existing showrooms, and the acquisition of intangible assets.
For the twenty-six weeks ended July 31, 2022, capital expenditures were $13.7 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.

For the twenty-six weeks ended August 1, 2021, capital expenditures were $7.4 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.
Net Cash Used In Financing Activities
Financing activities consist primarily of the taxes paid for the net settlement of equity awards.
For the twenty-six weeks ended July 31, 2022, net cash used in financing activities was $1.7 million, due mostly to taxes paid for the net share settlement of equity awards and payments of deferred financing costs. For the twenty-six weeks ended August 1, 2021, net cash provided by financing activities was $3.3 million, due mostly to taxes paid for the net share settlement of equity awards and proceeds from the line of credit.

Revolving Line of Credit
On March 25, 2022, the Company amended our existing credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The maturity date of our credit agreement was extended to March 25, 2024 and, among other things, the maximum revolver commitment was increased from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Our credit agreement includes a $1,000,000 sublimit for the issuance of letters of credit and a $4,000,000 sublimit for swing line loans. As of July 31, 2022, the Company’s borrowing availability under the line of credit was $36.0 million. As of July 31, 2022, there were no borrowings outstanding on this line of credit.

We are required to pay a commitment fee of 0.30% based on the daily unused portion of the credit facility. Amounts outstanding under the credit facility, at our option, bear interest at either a base rate or a term SOFR based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the credit facility and ranging from 0.50% to 0.75% for borrowings accruing interest at base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the credit facility. For additional information regarding our line of credit with Wells, see Note 7 to our condensed financial statements.
Leases
We lease our office, warehouse facilities and retail showrooms under operating lease agreements. Certain operating leases have renewal options and rent escalation clauses. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement. Refer to Note 6, Commitments and Contingencies--Leases, in our Condensed Notes to Financial Statements for further information on our operating leases, including the lease terms, rates and costs and minimum lease payments.
Severance Contingency
The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those associates are terminated without cause. The total amount of exposure to the Company under these agreements was $5.6 million at July 31, 2022 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of July 31, 2022, except for employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our financial statements included in the Annual Report on Form 10-K filed on March 30, 2022 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirteen weeks ended July 31, 2022.
Recent Accounting Pronouncements
Refer to Note 2, Recent Accounting Pronouncements, contained in the Condensed Notes to Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to a variety of risks, including fluctuations in interest rates, that could affect our financial position and results of operations.
Interest Rate Risk
Debt
Interest rate risk exists primarily through our borrowing activities. We use U.S. dollar denominated borrowings to fund our working capital and investment needs. The Federal Reserve has increased short-term interest rates in the first half of calendar 2022, compared to the historically low levels in 2021. It is anticipated that the fair market value of any future debt under the line of credit will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. Amounts outstanding under the credit facility, at our option, bear interest at either a base rate or a term SOFR based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the credit facility and ranging from 0.50% to 0.75% for borrowings accruing interest at base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the credit facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. A hypothetical 100 basis point change (up or down) in the one-month SOFR rate would not have a material effect on our condensed results of operations. [As of July 31, 2022, there were no borrowings outstanding under the line of credit. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.]
LIBOR Transition
Beginning December 31, 2021, banks stopped reporting information used to set LIBOR as their reporting obligations ceased. The cessation of certain LIBOR tenures beginning as of December 31, 2021 and future cessation of other tenures, including the one-month LIBOR, effectively ended the usefulness of LIBOR and its publication. On March 25, 2022, we amended our existing credit agreement which provides for interest rate calculations based on the use of SOFR. The replacement of LIBOR with SOFR may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As described below in Changes in Internal Control over Financial Reporting, we previously identified a material weakness in our internal control over financial reporting due to the ineffective design and implementation of information technology and related activity level controls covering all significant accounts. This ineffectiveness was due, in part, to inadequate information technology general controls ("ITGC") relating to certain information technology systems. The ITGC deficiencies affected, among other things, the integrity of the data used to support the related activity level controls. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2022 due to the material weakness in our internal control over financial reporting described below.
Changes in Internal Control Over Financial Reporting
During the twenty-six weeks ended July 31, 2022, the Company successfully implemented a remediation plan to address the material weakness in its internal control over financial reporting identified during our review of our audited financial statements for the fiscal year ended January 30, 2022. The material weakness was related to ineffective ITGC controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. Additional details on the material weakness are set forth under Item 9A "Controls and Procedures" in the Company's Annual Report on Form 10-K for the year ending January 30, 2022 and filed with the Commission on March 30, 2022. The implemented remediation plan consisted of, among other things, (i) evaluating and implementing enhanced process controls around user access management to key information systems which may impact our financial reporting (ii) expanding the management and governance over user access and system controls and (iii) enhancing our information technology compliance and accounting function with additional experienced hires including a new Chief Information Officer.
Except as discussed above with respect to the implementation of our remediation plan, there were no changes in our internal control over financial reporting during the thirteen weeks ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 6. Commitments and Contingencies--Legal Contingency, included in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: September 9, 2022		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: September 9, 2022		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)