Form 10-Q
period 2022-10-30
Lovesac Co
filed 2022-12-08
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 1, 2022, there were 15,192,442 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY
FORM 10-Q
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 30, 2022
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

	October 30, 2022	January 30, 2022
(amounts in thousands, except share and per share amounts)
Assets
Current Assets
Cash and cash equivalents	$3,832	$92,392
Trade accounts receivable	15,357	8,547
Merchandise inventories	154,481	108,493
Prepaid expenses and other current assets	41,867	15,726
Total Current Assets	215,537	225,158
Property and equipment, net	47,477	34,137
Operating lease right-of-use assets	133,075	100,891
Other Assets
Goodwill	144	144
Intangible assets, net	1,395	1,413
Deferred financing costs, net	73	—
Deferred tax asset	9,695	9,836
Total Other Assets	11,307	11,393
Total Assets	$407,396	$371,579
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$47,267	$33,247
Accrued expenses	33,126	40,497
Payroll payable	7,199	9,978
Customer deposits	5,861	13,316
Current operating lease liabilities	20,774	16,382
Sales taxes payable	4,770	5,359
Total Current Liabilities	118,997	118,779
Operating Lease Liabilities, long-term	130,229	96,574
Line of Credit	—	—
Total Liabilities	249,226	215,353
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of October 30, 2022 and January 30, 2022.	—	—
Common Stock $.00001 par value, 40,000,000 shares authorized, 15,192,134 shares issued and outstanding as of October 30, 2022 and 15,123,338 shares issued and outstanding as of January 30, 2022.	—	—
Additional paid-in capital	175,108	173,762
Accumulated deficit	(16,938)	(17,536)
Stockholders’ Equity	158,170	156,226
Total Liabilities and Stockholders’ Equity	$407,396	$371,579
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands, except per share data and share amounts)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net sales	$134,784	$116,678	$412,698	$302,041
Cost of merchandise sold	71,212	58,062	202,092	138,317
Gross profit	63,572	58,616	210,606	163,724
Operating expenses
Selling, general and administration expenses	53,658	38,087	147,425	104,191
Advertising and marketing	19,050	15,832	54,039	39,548
Depreciation and amortization	2,459	1,726	8,196	5,748
Total operating expenses	75,167	55,645	209,660	149,487

Operating (loss) income	(11,595)	2,971	946	14,237
Interest expense, net	(69)	(45)	(101)	(135)
Net (loss) income before taxes	(11,664)	2,926	845	14,102
Benefit from (Provision for) income taxes	3,245	(174)	(247)	(842)
Net (loss) income	$(8,419)	$2,752	$598	$13,260

Net (loss) income per common share:
Basic	$(0.55)	$0.18	$0.04	$0.88
Diluted	$(0.55)	$0.17	$0.04	$0.83

Weighted average number of common shares outstanding:
Basic	15,220,593	15,146,890	15,190,079	15,092,844
Diluted	15,220,593	16,069,729	16,067,066	16,015,683

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 2022 AND OCTOBER 31, 2021
(unaudited)

	Common		Additional Paid-in Capital	Accumulated Deficit	Total
(amounts in thousands, except share amounts)	Shares	Amount
Balance - January 31, 2021	15,011,556	$—	$171,382	$(63,436)	$107,946
Net income	—	—	—	2,061	2,061
Equity based compensation	—	—	654	—	654
Issuance of common stock for restricted stock	4,868	—	—	—	—
Exercise of warrants	2,106	—	20	—	20
Balance - May 2, 2021	15,018,530	—	172,056	(61,375)	110,681

Net income	—	—	—	8,448	8,448
Equity based compensation	—	—	1,085	—	1,085
Issuance of common stock for restricted stock	78,446	—	—	—	—
Exercise of Warrants	8,850	—	84	—	84
Taxes paid for net share settlement of equity awards	—	—	(3,370)		(3,370)
Balance - August 1, 2021	15,105,826	—	169,855	(52,927)	116,928

Net income	—	—	—	2,752	2,752
Equity based compensation	—	—	1,110	—	1,110
Issuance of common stock for restricted stock	17,056	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(193)		(193)
Balance - October 31, 2021	15,122,882	—	170,772	(50,175)	120,597

Balance - January 30, 2022	15,123,338	—	173,762	(17,536)	156,226
Net income	—	—	—	1,895	1,895
Equity based compensation	—	—	1,163	—	1,163
Issuance of common stock for restricted stock	1,704	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(47)	—	(47)
Balance - May 1, 2022	15,125,042	$—	$174,878	$(15,641)	$159,237

Net income	—	—	—	7,122	7,122
Equity based compensation	—	—	1,034	—	1,034
Issuance of common stock for restricted stock	58,235	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(1,402)	—	(1,402)
Balance - July 31, 2022	15,183,277	—	174,510	(8,519)	165,991

Net loss	—	—	—	(8,419)	(8,419)
Equity based compensation	—	—	732	—	732
Issuance of common stock for restricted stock	8,857	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(134)	—	(134)
Balance - October 30, 2022	15,192,134	$—	$175,108	$(16,938)	$158,170

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(amounts in thousands)	October 30, 2022	October 31, 2021
Cash Flows from Operating Activities
Net income	$598	$13,260
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	7,911	5,121
Amortization of other intangible assets	285	627
Amortization of deferred financing fees	117	68
Net loss on disposal of property and equipment	41	—
Equity based compensation	2,929	2,850
Non-cash operating lease cost	13,582	11,003
Impairment of right of use lease asset	—	554
Deferred income taxes	141	—
Changes in operating assets and liabilities:
Trade accounts receivable	(6,810)	(5,281)
Merchandise inventories	(45,988)	(44,127)
Prepaid expenses and other current assets	(20,547)	1,166
Accounts payable and accrued expenses	3,281	9,265
Operating lease liabilities	(13,227)	(10,396)
Customer deposits	(7,455)	711
Net Cash Used in Operating Activities	(65,142)	(15,179)
Cash Flows from Investing Activities
Purchase of property and equipment	(21,292)	(11,386)
Payments for patents and trademarks	(267)	(455)
Net Cash Used in Investing Activities	(21,559)	(11,841)
Cash Flows from Financing Activities
Payment of deferred financing costs	(276)	—
Taxes paid for net share settlement of equity awards	(1,583)	(3,563)
Proceeds from the exercise of warrants	—	104
Net Cash Used in Financing Activities	(1,859)	(3,459)
Net Change in Cash and Cash Equivalents	(88,560)	(30,479)
Cash and Cash Equivalents - Beginning	92,392	78,341
Cash and Cash Equivalents - Ending	$3,832	$47,862
Supplemental Cash Flow Disclosures
Cash paid for taxes	$9,811	$775
Cash paid for interest	$65	$80
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 2022 AND OCTOBER 31, 2021
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
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021 are not necessarily indicative of results to be expected for the full fiscal year.
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

NOTE 3 – INTANGIBLE ASSETS, NET
A summary of intangible assets follows:

		October 30, 2022
(amounts in thousands)	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 years	$3,017	$(1,796)	$1,221
Trademarks	3 years	1,478	(1,304)	174
Other intangibles	5 years	840	(840)	—
Total		$5,335	$(3,940)	$1,395

		January 30, 2022
(amounts in thousands)	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	10 years	$2,838	$(1,626)	$1,212
Trademarks	3 years	1,390	(1,189)	201
Other intangibles	5 years	840	(840)	—
Total		$5,068	$(3,655)	$1,413
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization expense on the accompanying condensed statements of operations. Amortization expense on other intangible assets was $0.1 million and $0.1 million and $0.3 million and $0.6 million for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.
As of October 30, 2022, estimated future amortization expense associated with intangible assets subject to amortization is as follows:

(amounts in thousands)
Remainder of Fiscal 2023	$96
2024	297
2025	276
2026	214
2027	171
2028	129
Thereafter	212
$1,395
NOTE 4 – INCOME TAXES

The Company recorded an income tax benefit and income tax expense of $3.2 million and $0.2 million, for the thirteen and thirty-nine weeks ended October 30, 2022, respectively and income tax expense of $0.2 million and $0.8 million for the thirteen and thirty-nine weeks ended October 31, 2021, respectively. The effective tax rate was 27.8% and 29.2% for the thirteen and thirty-nine weeks ended October 30, 2022 as compared with 5.9% and 6.0% for the thirteen and thirty-nine weeks ended October 31, 2021. The effective tax rate varies from the 21% federal statutory tax rate for the thirteen and thirty-nine weeks ended October 30, 2022 primarily due to state taxes. Comparatively, the effective tax rate for the thirteen and thirty-nine weeks ended October 31, 2021 was lower than the 21% federal statutory tax rate primarily due to the release of a full valuation allowance on the Company’s net deferred tax assets. The valuation allowance was fully released as of the end of fiscal year 2022.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.
NOTE 5 – BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE
Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period. Diluted net (loss) income per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.
For the thirteen weeks ended October 30, 2022, the effects of 657,515 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options of potentially dilutive shares which may be issued in the future and warrants to purchase 281,750 shares of common stock were excluded from the diluted net (loss) income per share calculation because the effect of including these potentially dilutive shares was antidilutive. For the thirty-nine weeks ended October 30, 2022, the effects of 657,515 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options and warrants to purchase 281,750 shares of common stock were included in the diluted share calculation and there were no anti-dilutive awards during this period.
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
The Company’s lease terms and rates are as follows:

October 30, 2022
Weighted average remaining lease term (in years)
Operating Leases	7.5

Weighted average discount rate
Operating Leases	4.07%
During the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, the Company recognized operating lease expense of $6.3 million and $4.9 million and $17.5 million and $13.9 million, respectively. In addition, during the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, we recognized $4.3 million and $2.9 million and $10.9 million and $7.3 million, respectively, for index-based changes in rent, maintenance, real estate taxes, insurance and other charges included in the lease as well as rental expenses related to short term leases.
We did not recognize any impairment charges associated with showroom-level ROU assets during the thirteen and thirty-nine weeks ended October 30, 2022. During the thirteen and thirty-nine weeks ended October 31, 2021, we recognized impairment charges totaling $0.6 million associated with showroom-level ROU assets that are included as part of selling, general and administrative expenses.
The following table discloses the location and amount of our operating lease costs within our condensed balance sheets:

(amounts in thousands)	Balance sheet location	October 30, 2022
Assets
Operating leases	Operating lease right-of-use assets (non-current)	$133,075

Liabilities
Current:
Operating leases	Current operating lease liabilities	$20,774

Noncurrent:
Operating leases	Operating lease liability, long term	130,229

Total lease liabilities		$151,003

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed balance sheet as of October 30, 2022:

(amounts in thousands)
Remainder 2023	$6,600
2024	26,537
2025	25,415
2026	23,204
2027	20,806
Thereafter	74,588
Total undiscounted future minimum lease payments	177,150
Less: imputed interest	(26,147)
Total present value of lease obligations	151,003
Less: current operating lease liability	(20,774)
Operating lease liability- long term	$130,229
Supplemental Cash Flow information and non-cash activity related to our operating leases is as follows:

(amounts in thousands)	For the Thirty-nine weeks ended October 30, 2022	For the Thirty-nine weeks ended October 31, 2021
Operating cash flow information:
Amounts paid on operating lease liabilities	$13,227	$10,396
Non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$44,934	$106,415
Severance Contingency
The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those employees are terminated without cause. The total amount of exposure to the Company under these agreements was $4.9 million at October 30, 2022 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.
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

NOTE 7 – FINANCING ARRANGEMENTS
The Company has a line of credit with Wells Fargo Bank, National Association (“Wells”). On March 25, 2022, the line of credit with Wells was amended and increased from $25.0 million to allow the Company to borrow up to $40.0 million, subject to borrowing base and availability restrictions, and will mature in March 2024. Borrowings are limited to 85% of eligible credit card receivables plus 90% of eligible wholesale receivables plus 89% of the net recovery percentage for the eligible inventory multiplied by the value of such eligible inventory of the Company for the period from December 16 of each year until October 14 of the immediately following year, with a seasonal increase to 90% of the net recovery percentage for the period from October 15 of each year until December 15 of such year, seasonal advance rate, minus applicable reserves established by Wells. The amended agreement contains a financial covenant that requires us to maintain undrawn availability under the credit facility of at least 10% of the lesser of (i) the aggregate commitments in the amount of $40.0 million and (ii) the amounts available under the credit facility based on eligible accounts receivable and inventory. As of October 30, 2022 and January 30, 2022, the Company’s borrowing availability under the line of credit with Wells was $36.0 million and $22.5 million, respectively. As of October 30, 2022 and January 30, 2022, there were no borrowings outstanding on this line of credit.
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
NOTE 8 – STOCKHOLDERS’ EQUITY
Common Stock Warrants
The following represents warrant activity during the thirty-nine weeks ended October 30, 2022 and October 31, 2021:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Warrants Outstanding at January 31, 2021	$19.07	293,973	2.57
Warrants issued	—	—	0
Expired and canceled	9.83	(98)	0
Exercised	16.00	(12,125)	0.09
Outstanding at October 31, 2021	$19.20	281,750	1.66

Warrants Outstanding at January 30, 2022	$19.20	281,750	1.41
Warrants issued	—	—	0
Expired and canceled	—	—	0
Exercised	—	—	0
Outstanding at October 30, 2022	$19.20	281,750	0.66
In the thirty-nine weeks ended October 31, 2021, a total of 5,625 warrants were exercised on a cashless basis, whereby the holders received fewer shares of common stock in lieu of a cash payment to the Company. Warrants exercised in the thirty-nine weeks ended October 31, 2021, resulted in the issuance of 10,956 common shares. There were 98 warrants that expired in the thirty-nine weeks ended October 31, 2021.

Equity Incentive Plan
The Company adopted the Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. On June 2, 2022, the stockholders of the Company approved of the Second Amended and Restated 2017 Equity Incentive Plan (the "Amended 2017 Equity Plan") that increased the number of shares of common stock reserved for issuance thereunder by 550,000 shares of common stock. The number of shares of common stock reserved for issuance under the Amended 2017 Equity Plan was 2,654,889 at October 30, 2022.
Stock Options
In June 2019, the Company granted 495,366 non-statutory stock options to certain officers of the Company with an option price of $38.10 per share. 100% of the stock options are subject to vesting on the third anniversary of the date of grant if the officers are still employed by the Company and the average closing price of the Company’s common stock for the prior 40 consecutive trading days has been at least $75 by the third anniversary of the grant. Both the employment condition and the market condition must be satisfied no later than June 5, 2024 or the options will terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The 495,366 stock options were modified in fiscal 2022 to extend the term of the options through June 5, 2024. This resulted in additional compensation of approximately $0.9 million of which, $0.3 million was recorded upon modification with the remaining expense to be recognized over the remaining expected term. The market condition was met on June 5, 2021, which was the date on which the average closing price of the Company’s common stock had been at least $75 for 40 consecutive trading days. The options vested and became exercisable on June 5, 2022 as the officers were still employed on that date.
A summary of the status of our stock options as of October 30, 2022 and October 31, 2021, and the changes during the thirty-nine weeks ended October 30, 2022 and October 31, 2021 is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 31, 2021	495,366	$38.10	3.35	—
Exercised	—	—
Expired and canceled	—	—
Outstanding at October 31, 2021	495,366	$38.10	2.6	$27.08
Exercisable at the end of the period	—	—	—	—

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 30, 2022	495,366	$38.10	2.35	$28.68
Granted	—	—	0	0
Canceled and forfeited	—	—	0	0
Outstanding at October 30, 2022	495,366	$38.10	1.6	$5.45
Exercisable at the end of the period	495,366	$38.10	1.6	$5.45

Restricted Stock Units
A summary of the status of our unvested restricted stock units as of October 30, 2022 and October 31, 2021, and changes during the thirty-nine weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2021	655,558	$18.86
Granted	75,656	76.91
Forfeited	(39,503)	20.52
Vested	(173,449)	19.54
Unvested at October 31, 2021	518,262	$26.57

	Number of shares	Weighted average grant date fair value
Unvested at January 30, 2022	533,333	$28.94
Granted	289,625	45.58
Forfeited	(50,638)	29.47
Vested	(114,805)	33.94
Unvested at October 30, 2022	657,515	$35.07
Equity based compensation expense was approximately $0.7 million and $1.1 million and $2.9 million and $2.9 million for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.
The total unrecognized equity-based compensation cost related to unvested restricted unit awards was approximately $4.9 million as of October 30, 2022 and will be recognized in operations over a weighted average period of 2.12 years.
NOTE 9 – EMPLOYEE BENEFIT PLAN
In February 2017, the Company established the TLC 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All associates of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The Company's contributions to the 401(k) Plan were $0.3 million and $0.2 million and $1.0 million and $0.6 million for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.

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
The following represents net sales by product offering for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
(amounts in thousands)
Sactionals	$119,355	$100,374	$370,870	$263,558
Sacs	12,550	14,195	34,385	33,053
Other	2,879	2,109	7,443	5,430
	$134,784	$116,678	$412,698	$302,041
NOTE 11 – BARTER ARRANGEMENTS
The Company has a bartering arrangement with a third-party vendor, whereby the Company will provide inventory in exchange for media credits. The Company exchanged $1.4 million and $5.3 million of inventory for certain media credits during the thirteen and thirty-nine weeks ending October 30, 2022. The Company exchanged $0.6 million of inventory for certain media credits during the thirteen and thirty-nine weeks ending October 31, 2021.
The contribution to the Company's gross profit from its bartering arrangement was $2.9 million and $11.1 million during the thirteen and thirty-nine weeks ending October 30, 2022. The contribution to the Company's gross profit from its bartering arrangement was $0.5 million during the thirteen and thirty-nine weeks ending October 31, 2021.
The Company had $17.6 million and $3.4 million of unused media credits remaining as of October 30, 2022 and January 30, 2022, respectively, which is included in “Prepaid and other current assets” on the accompanying condensed balance sheet.

NOTE 12 – REVENUE RECOGNITION
The Company’s revenue consists substantially of product sales. The Company reports product sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed statements of operations and an increase in inventory and customers returns liability on the condensed balance sheets. There was a returns allowance recorded on the condensed balance sheet in the amount of $2.9 million and $2.0 million as of October 30, 2022 and January 30, 2022, respectively, which was included in accrued expenses and $0.7 million and $0.4 million as of October 30, 2022 and January 30, 2022, associated with sales returns included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as deposits on the Company’s condensed balance sheet. As of October 30, 2022 and January 30, 2022, the Company recorded under customer deposit liabilities the amount of $5.9 million and $13.3 million respectively. During the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, the Company recognized approximately $13.3 million and $6.0 million, respectively, related to our customer deposits.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Showrooms	$82,957	$69,694	$256,637	$181,274
Internet	33,319	35,542	100,109	90,198
Other	18,508	11,442	55,952	30,569
	$134,784	$116,678	$412,698	$302,041
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
Impact of COVID-19 and Macro-Economic Factors
There continues to be uncertainties around the COVID-19 pandemic, including the impact of additional waves or resurgences, or new strains or variants of the virus on the global economy and supply chains, and other business disruptions that may impact our operating results and financial condition. We continue to follow the guidance issued by federal, state and local governments and health organizations and have taken measures to protect the safety of our associates and customers.
We continue to serve our customers through our omni-channel platform as our products can be easily configured in touchpoints, shopped online and delivered quickly in a touchless way. We continue to experience growth as our net sales increased $110.7 million, or 36.6% to $412.7 million for the thirty-nine weeks ended October 30, 2022, compared to $302.0 million for the thirty-nine weeks ended October 31, 2021. Retail sales drove an increase of $75.4 million, or 41.6%, to $256.6 millions for the thirty-nine weeks ended October 30, 2022, compared to $181.3 million for the thirty-nine weeks ended October 31, 2021. Our internet sales (sales made directly to customers through our ecommerce channel) also increased $9.9 million or 11.0% to $100.1 million for the thirty-nine weeks ended October 30, 2022, compared to $90.2 million for the thirty-nine weeks ended October 31, 2021. New customers increased by 4.1% for the thirty-nine weeks ended October 30, 2022 as compared to 13.7% for the thirty-nine weeks ended October 31, 2021.
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
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 88.6% and 89.9% of our sales for the thirteen and thirty-nine weeks ended October 30, 2022, respectively.

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
•Other. Our Other product line complements our Sacs and Sactionals by increasing their adaptability to meet evolving consumer demands and preferences. Our current product line offers Sactional-specific drink holders, Footsac blankets, decorative pillows, fitted seat tables and ottomans in varying styles and finishes and our unique Sactionals Power Hub, providing our customers with the flexibility to customize their furnishings with decorative and practical add-ons to meet evolving style preferences.
Sales Channels
We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through four distinct, brand-enhancing channels.
•Showrooms. We market and sell our products through 189 retail locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 40 states in the U.S. We carefully select the best small-footprint retail locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and is the standard for new showrooms. Our new showroom concept utilizes technology in more experiential ways to increase traffic and sales. Net sales completed through this channel accounted for 61.5% and 62.2% of total net sales for the thirteen and thirty-nine weeks ended October 30, 2022, up from 59.7% and 60.0% of total net sales for the thirteen and thirty-nine weeks ended October 31, 2021.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales completed through this channel accounted for 24.7% and 24.3% of total net sales for the thirteen and thirty-nine weeks ended October 30, 2022, down from 30.5% and 29.9% of total net sales for the thirteen and thirty-nine weeks ended October 31, 2021, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online pop-up-shops, shop-in-shops, and barter inventory transactions. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low-cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in-store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in-store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. We hosted 68 in-store pop-up-shops in the thirteen weeks ended October 30, 2022 and did not host in-store pop-up-shops in the thirteen weeks ended October 31, 2021.
We operated 3 and 8 online pop-up-shops on Costco.com for the thirteen and thirty-nine weeks ended October 30, 2022, and 2 and 6 for the thirteen and thirty-nine weeks ended October 31, 2021, respectively. We operated 22 Best Buy shop-in-shops for the thirteen and thirty-nine weeks ended October 30, 2022, up from 5 in the thirteen and thirty-nine weeks ended October 31, 2021, respectively. Other sales which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions accounted for 13.7% and 13.6% of our total sales for the thirteen and thirty-nine weeks ended October 30, 2022, up from 9.8% and 10.1% of our total sales for the thirteen and thirty-nine weeks ended October 31, 2021, respectively.
SELECTED CONDENSED FINANCIAL INFORMATION
The following tables present our summary condensed financial and other data as of and for the periods indicated. The condensed statement of operations data for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021, the condensed statement of cash flow data for the thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021 and the summary condensed balance sheet data as of October 30, 2022, are derived from our unaudited condensed financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed financial statements.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands, except per share data and share amounts)	October 30, 2022	October 31, 2021	July 31, 2022	August 1, 2021
Condensed Statement of Operations Data:
Net sales
Showrooms	$82,957	$69,694	$256,637	$181,274
Internet	33,319	35,542	100,109	90,198
Other	18,508	11,442	55,952	30,569
Total net sales	134,784	116,678	$412,698	$302,041

Cost of merchandise sold	71,212	58,062	202,092	138,317

Gross profit	63,572	58,616	210,606	163,724
Operating expenses
Selling, general and administrative expenses	53,658	38,087	147,425	104,191
Advertising and marketing	19,050	15,832	54,039	39,548
Depreciation and amortization	2,459	1,726	8,196	5,748

Total operating expenses	75,167	55,645	209,660	149,487

Operating (loss) income	(11,595)	2,971	946	14,237

Interest expense, net	(69)	(45)	(101)	(135)

Net (loss) income before taxes	(11,664)	2,926	845	14,102

Benefit from (Provision for) income taxes	3,245	(174)	(247)	(842)

Net (loss) income	$(8,419)	$2,752	$598	$13,260
Net Income Attributable to Common Stockholders	$(8,419)	$2,752	$598	$13,260

Net (loss) income per common share:
Basic (1)	$(0.55)	$0.18	$0.04	$0.88
Diluted (1)	$(0.55)	$0.17	$0.04	$0.83

Weighted average number of common shares outstanding:
Basic	15,220,593	15,146,890	15,190,079	15,092,844
Diluted	15,220,593	16,069,729	16,067,066	16,015,683

	Thirteen weeks ended		Thirty-nine weeks ended
(dollars in thousands)	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021

EBITDA (2)(3)	(9,136)	4,697	9,142	19,985
Adjusted EBITDA (2)(3)	$(8,356)	$5,818	$12,112	$23,553

	As of
(amounts in thousands)	October 30, 2022	January 30, 2022

Balance Sheet Data:
Cash and cash equivalents	$3,832	$92,392
Working capital	96,540	106,379
Total assets	407,396	371,579
Total liabilities	249,226	215,353
Total stockholders’ equity	158,170	156,226

	Thirty-nine weeks ended
(amounts in thousands)	October 30, 2022	October 31, 2021

Condensed Statement of Cash flow Data:
Net Cash Used in Operating Activities	$(65,142)	$(15,179)
Net Cash Used in Investing Activities	(21,559)	(11,841)
Net Cash Used in Financing Activities	(1,859)	(3,459)
Net change in cash and cash equivalents	(88,560)	(30,479)
Cash and cash equivalents at the end of the period	3,832	47,862
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
Reconciliation of Non-GAAP Financial Measures
The following provides a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods presented:

(amounts in thousands)	Thirteen weeks ended October 30, 2022	Thirteen weeks ended October 31, 2021	Thirty-nine weeks ended October 30, 2022	Thirty-nine weeks ended October 31, 2021
Net (loss) income	$(8,419)	$2,752	$598	$13,260
Interest expense, net	69	45	101	135
(Benefit) provision for income taxes	(3,245)	174	247	842
Depreciation and amortization	2,459	1,726	8,196	5,748
EBITDA	(9,136)	4,697	9,142	19,985
Equity-based compensation (a)	739	1,121	3,034	3,014
Loss on disposal of property and equipment (b)	41	—	41	—
Other non-recurring expenses (c)	—	—	(105)	—
Impairment of right of use lease asset (d)	—	—	—	554
Adjusted EBITDA	$(8,356)	$5,818	$12,112	$23,553
(a)Represents expenses, such as stock compensation expense related to the amortization of restricted stock units and stock option awards granted to our associates and our board of directors in addition to the employer taxes related to the vesting and exercise of this equity.
(b)Represents the loss on disposal of fixed assets related to showroom remodels.
(c)There were no other non-recurring expenses in the thirteen weeks ended October 30, 2022 and October 31, 2021, respectively. Other non-recurring expenses in the thirty-nine weeks ended October 30, 2022 represent costs related to a legal settlement. There were no other non-recurring expenses in the thirty-nine weeks ended October 31, 2021.
(d)Represents the impairment of the right of use lease asset for one showroom.
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
Basis of Presentation and Results of Operations
The following table sets forth, for the periods presented, our condensed statement of operations data as a percentage of total revenues:

	Thirteen weeks ended		Thirty-nine weeks ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Statement of Operations Data:
Net sales	100%	100%	100%	100%
Cost of merchandise sold	53%	50%	49%	46%
Gross profit	47%	50%	51%	54%
Selling, general and administration expenses	40%	33%	36%	34%
Advertising and marketing	14%	14%	13%	13%
Depreciation and amortization	2%	1%	2%	2%
Operating (loss) income	-9%	2%	—%	5%
Interest expense, net	0%	0%	0%	0%
Net (loss) income before taxes	-9%	2%	0%	5%
Benefit from (Provision for) income taxes	2%	0%	0%	0%
Net (loss) income	-7%	2%	—%	5%

Thirteen weeks ended October 30, 2022 Compared to the thirteen weeks ended October 31, 2021
Net sales
Net sales increased $18.1 million, or 15.5%, to $134.8 million in the thirteen weeks ended October 30, 2022 as compared to $116.7 million in the thirteen weeks ended October 31, 2021. The increase in overall net sales was driven by growth in retail and other channels, partially offset by decline in internet channel. New showroom customers increased by 4.6% in the thirteen weeks ended October 30, 2022 as compared to 37.8% in the thirteen weeks ended October 31, 2021 driven by promotional activity and new showroom openings. We had 189 and 135 total showrooms including kiosks and mobile concierges as of October 30, 2022 and October 31, 2021, respectively. We opened 16 additional showrooms, closed 1 and remodeled 3 showrooms in the thirteen weeks ended October 30, 2022. In comparison, we opened 9 showrooms, 2 mobile concierges, 1 kiosk, remodeled 1 showroom and did not close any showrooms in the thirteen weeks ended October 31, 2021. Showroom net sales increased $13.3 million, or 19.0%, to $83.0 million in the thirteen weeks ended October 30, 2022 as compared to $69.7 million in the thirteen weeks ended October 31, 2021. This increase was due in large part to comparable net sales increase of $10.4 million, or 18.5%, to $66.4 million in the thirteen weeks ended October 30, 2022, compared to $56.1 million in the thirteen weeks ended October 31, 2021, related to higher point of sales transactions driven by strong promotional campaigns with higher promotional discounting and the addition of 41 new showrooms and 13 new kiosks since the prior year period. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot decreased $21, or 3.7%, to $543 in the thirteen weeks ended October 30, 2022 as compared to $564 in the thirteen weeks ended October 31, 2021 related to timing of new showroom openings. Total number of units sold at point of transaction decreased by approximately 8.7% driven by higher mix of new showrooms sales also related to the timing of new showroom openings. The increase in comparable sales is the result of strong promotional campaigns. Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions increased $7.1 million, or 61.8%, to $18.5 million in the thirteen weeks ended October 30, 2022 as compared to $11.4 million in the thirteen weeks ended October 31, 2021. This increase was driven by higher barter inventory transactions, reintroducing Costco physical pop-up-shops, and our addition of 17 new Best Buy shop-in-shops. We now operate 22 Best Buy shop-in-shop locations. Internet net sales (sales made directly to customers through our ecommerce channel) decreased $2.2 million, or 6.3%, to $33.3 million in the thirteen weeks ended October 30, 2022 as compared to $35.5 million in the thirteen weeks ended October 31, 2021 compared to prior year as we continue to see some shifts back to in person shopping.
Gross profit
Gross profit increased $5.0 million, or 8.5%, to $63.6 million in the thirteen weeks ended October 30, 2022 from $58.6 million in the thirteen weeks ended October 31, 2021. Gross margin decreased to 47.2% of net sales in the thirteen weeks ended October 30, 2022 from 50.2% of net sales in the thirteen weeks ended October 31, 2021. The decrease in gross margin percentage of 300 basis points was primarily driven by an increase of approximately 160 basis points in total distribution and related tariff expenses and a decline of 140 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 320 basis points due to volume deleverage in warehouse and higher outbound transportation cost, partially offset by 160 basis points decrease in inbound transportation costs principally due to lower container rates. The product margin rate decline is due to higher promotional discounting to support net sales growth.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $15.6 million, or 40.9%, to $53.7 million in the thirteen weeks ended October 30, 2022 as compared to $38.1 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, overhead expenses, rent, and selling related expenses. Employment costs increased by $7.6 million driven by an increase in new hires and variable compensation. Overhead expenses increased $3.2 million consisting of an increase of $2.8 million in infrastructure investments, an increase of $0.4 million in insurance expense related to the growth of the company, and an increase of $0.3 million in travel expenses, partially offset by $0.3 million in lower equity-based compensation. Rent increased by $2.8 million with $1.9 million rent expense primarily coming from our net addition of 54 showrooms along with $0.9 million in higher percentage rent from the increase in Showroom sales. Selling related expenses increased $2.0 million principally due to credit card fees related to the increase in sales.

Selling, general and administrative expenses were 39.8% of net sales in the thirteen weeks ended October 30, 2022 as compared to 32.6% of net sales in the thirteen weeks ended October 31, 2021. The increase in selling, general and administrative expenses of 720 basis points was primarily due to deleveraging employment costs, infrastructure investments, rent, selling related expenses, travel, and insurance, partially offset by higher leverage in equity-based compensation. The deleverage in certain expenses relate to the continuous investments we are making into the business to support our ongoing growth.
Advertising and Marketing
Advertising and marketing expenses increased $3.2 million, or 20.3%, to $19.1 million for the thirteen weeks ended October 30, 2022 as compared to $15.8 million in the thirteen weeks ended October 31, 2021. The majority of the increase in advertising and marketing dollars relates to the ongoing investments in marketing spends to support our sales growth and continuing strengthening of brand health. The investment by quarter may vary greatly. Advertising and marketing expenses were 14.1% of net sales in the thirteen weeks ended October 30, 2022 as compared to 13.6% of net sales in the thirteen weeks ended October 31, 2021. The increase in advertising and marketing as a percent of net sales is primarily due to an increase in media spends to support our third quarter net sales growth.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.7 million, or 42.5%, to $2.5 million in the thirteen weeks ended October 30, 2022 as compared to $1.7 million in the thirteen weeks ended October 31, 2021. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.
Interest expense, net
Interest expense, net which is less than $0.1 million for the thirteen weeks ended October 30, 2022 principally relates to interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan with an offset of interest earned on the Company's cash and cash equivalents balances. Interest expense, net which is less than $0.1 million for the thirteen weeks ended October 31, 2021, principally relates to the interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan with an offset of interest earned on the Company’s cash and cash equivalents balances.
Provision for income taxes
The Company recorded an income tax benefit of $3.2 million and an income tax provision of $0.2 million for the thirteen weeks ended October 30, 2022 and October 31, 2021, respectively. Our effective tax rate varies from the 21% federal statutory tax rate primarily due to state taxes. The increase in the effective tax rate from 5.9% for the thirteen weeks ended October 31, 2021 to 27.8% for the thirteen weeks ended October 30, 2022 was primarily due to fiscal 2022 having the benefit from the release of the valuation allowance on the Company’s net deferred tax assets. The valuation allowance was fully released as of the end of fiscal year 2022.
Thirty-nine weeks ended October 30, 2022 Compared to the Thirty-nine weeks ended October 31, 2021
Net sales

Net sales increased $110.6 million, or 36.6%, to $412.7 million in the thirty-nine weeks ended October 30, 2022 as compared to $302.0 million in the thirty-nine weeks ended October 31, 2021. The increase in overall net sales was driven by growth across all channels. New showroom customers increased by 12.9% in the thirty-nine weeks ended October 30, 2022 as compared to 102.3% in the thirty-nine weeks ended October 31, 2021. The prior year's new showroom customers metric was impacted by the success of our Hero's campaign. We had 189 and 135 total showrooms as of October 30, 2022 and October 31, 2021, respectively. We opened 38 additional showrooms, 6 kiosks, remodeled 3 showrooms, and closed 1 showroom the thirty-nine weeks ended October 30, 2022. In comparison, we opened 25 additional showrooms, 2 mobile concierges, 1 kiosk, and remodeled 1 showroom and did not close any showrooms in the thirty-nine weeks ended October 31, 2021. Showroom net sales increased $75.4 million, or 41.6%, to $256.6 million in the thirty-nine weeks ended October 30, 2022 as compared to $181.3 million in the thirty-nine weeks ended October 31, 2021. This increase was due in large part to comparable net sales increase of $52.2 million, or 34.5%, to $203.7 million in the thirty-nine weeks ended October 30, 2022, compared to $151.5 million in the thirty-nine weeks ended October 31, 2021, related to higher point of sales transactions driven by strong promotional campaigns with slightly higher promotional discounting and the addition of 41 new showrooms and 13 kiosks. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 12 to the condensed financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot increased $138, or 8.1%, to $1,839 in the thirty-nine weeks ended October 30, 2022 as compared to $1,701 in the thirty-nine weeks ended October 31, 2021. Total number of units sold at point of transaction increased by approximately 0.9% primarily driven by higher comparable sales. The increase in comparable sales, retail sales per selling square foot and total number of units sold over prior years is the result of strong promotional campaigns. Internet net sales (sales made directly to customers through our ecommerce channel) increased $9.9 million, or 11.0%, to $100.1 million in the thirty-nine weeks ended October 30, 2022 as compared to $90.2 million in the thirty-nine weeks ended October 31, 2021 also driven by strong promotional campaigns. Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions increased $25.4 million, or 83.0%, to $56.0 million in the thirty-nine weeks ended October 30, 2022 as compared to $30.6 million in the thirty-nine weeks ended October 31, 2021. This increase was driven by higher barter inventory transactions, our additional 17 new Best Buy shop-in-shops, and reintroducing Costco physical pop-up-shops. We now operate 22 Best Buy shop-in-shop locations.
Gross profit
Gross profit increased $46.9 million, or 28.6%, to $210.6 million in the thirty-nine weeks ended October 30, 2022 from $163.7 million in the thirty-nine weeks ended October 31, 2021. Gross margin decreased to 51.0% of net sales in the thirty-nine weeks ended October 30, 2022 from 54.2% of net sales in the thirty-nine weeks ended October 31, 2021. The decrease in gross margin percentage of 320 basis points was primarily driven by an increase of approximately 360 basis points in total distribution and related tariff expenses, partially offset by an improvement of 40 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 290 basis points increase in inbound transportation costs and an increase of 70 basis points due to volume deleverage in warehouse and higher outbound transportation cost. The product margin rate improvement is due to continued vendor negotiations to assist with the mitigation of tariffs and additional one-time US dollar denominated rebates related to currency impact and slightly lower promotional discounting.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $43.2 million, or 41.5%, to $147.4 million in the thirty-nine weeks ended October 30, 2022 as compared to $104.2 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, overhead expenses, rent, and selling related expenses. Employment costs increased by $22.5 million driven by an increase in new hires and variable compensation. Overhead expenses increased $8.1 million consisting of an increase of $6.1 million in infrastructure investments, an increase of $1.3 million in travel expenses, an increase of $0.6 million in insurance expense, and an increase of $0.1 million in equity-based compensation. Rent increased by $7.2 million with $4.2 million primarily coming from our net addition of 54 showrooms along with $3.0 million in higher percentage rent from the increase in Showroom sales. Selling related expenses increased $5.4 million principally due to credit card fees related to the increase in sales.
Selling, general and administrative expenses were 35.7% of net sales in the thirty-nine weeks ended October 30, 2022 as compared to 34.5% of net sales in the thirty-nine weeks ended October 31, 2021. The increase in selling, general and administrative expenses of 120 basis points was primarily due to deleveraging employment costs, travel, and selling related expenses, partially offset by higher leverage in infrastructure investments, equity-based compensation, and rent. The deleverage in certain expenses relate to the continuous investments we are making into the business to support our ongoing growth.

Advertising and Marketing
Advertising and marketing expenses increased $14.5 million, or 36.6%, to $54.0 million for the thirty-nine weeks ended October 30, 2022 as compared to $39.5 million in the thirty-nine weeks ended October 31, 2021. The majority of the increase in advertising and marketing dollars relates to the ongoing investments in marketing spends to support our sales growth. The investment by quarter may vary greatly. Advertising and marketing expenses were 13.1% of net sales in both the thirty-nine weeks ended October 30, 2022 and October 31, 2021.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $2.4 million, or 42.6%, to $8.2 million in the thirty-nine weeks ended October 30, 2022 as compared to $5.7 million in the thirty-nine weeks ended October 31, 2021. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.
Interest expense, net
Interest expense, net which is less than $0.1 million for the thirty-nine weeks ended October 30, 2022 and October 31, 2021, principally relates to the interest expense related to unused line fees and amortization of deferred financing fees on the asset-based loan with an offset of interest earned on the Company’s cash and cash equivalents balances.
Provision for income taxes
The provision for income taxes was $0.2 million and $0.8 million, for the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively. Our effective tax rate varies from the 21% federal statutory tax rate primarily due to state taxes. The increase in the effective tax rate from 6.0% for the thirty-nine weeks ended October 31, 2021 to 29.2% for the thirty-nine weeks ended October 30, 2022 was primarily due to fiscal 2022 having the benefit from the release of the valuation allowance on the Company’s net deferred tax assets. The valuation allowance was fully released as of the end of fiscal year 2022.

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

Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirty-nine weeks ended
(amounts in thousands)	October 30, 2022	October 31, 2021
Condensed Statement of Cash flow Data:
Net Cash Used in Operating Activities	$(65,142)	$(15,179)
Net Cash Used in Investing Activities	(21,559)	(11,841)
Net Cash Used in Financing Activities	(1,859)	(3,459)
Net change in cash and cash equivalents	(88,560)	(30,479)
Cash and cash equivalents at the end of the period	3,832	47,862
Net Cash Used in Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash operating lease cost, and deferred income taxes and the effect of changes in working capital and other activities.
In the thirty-nine weeks ended October 30, 2022, net cash used in operating activities was $65.1 million and consisted of changes in operating assets and liabilities of $90.7 million, net income of $0.6 million, and adjustments to reconcile net income to cash provided by operating activities of $25.0 million. Working capital and other activities consisted primarily of increases in merchandise inventories of $46.0 million, trade accounts receivable of $6.8 million, prepaid expenses and other current assets of $20.5 million, and accounts payable and accrued expenses of $3.3 million, along with decreases in operating lease liabilities of $13.2 million, and customer deposits of $7.5 million.
In the thirty-nine weeks ended October 31, 2021, net cash used in operating activities was $15.2 million and consisted of changes in operating assets and liabilities of $48.6 million,net income of $13.3 million , and adjustments to reconcile net income to cash used in operating activities of $20.2 million. Working capital and other activities consisted primarily of increases in merchandise inventories of $44.1 million, trade accounts receivable of $5.3 million, customer deposits of $0.7 million, accounts payable and accrued expenses of $9.3 million, partially offset by decreases in prepaid expenses and other current assets of $1.2 million and operating lease liabilities of $10.4 million.
Net Cash Used In Investing Activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings, the remodeling of existing showrooms, and the acquisition of intangible assets.
For the thirty-nine weeks ended October 30, 2022, capital expenditures were $21.6 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.
For the thirty-nine weeks ended October 31, 2021, capital expenditures were $11.8 million as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.
Net Cash Used In Financing Activities
Financing activities consist primarily of the taxes paid for the net settlement of equity awards.
For the thirty-nine weeks ended October 30, 2022, net cash used in financing activities was $1.9 million, due mostly to taxes paid for the net share settlement of equity awards and payments of deferred financing costs. For the thirty-nine weeks ended October 31, 2021, net cash used in financing activities was $3.5 million, due mostly to taxes paid for the net share settlement of equity awards.

Revolving Line of Credit
On March 25, 2022, we amended our existing credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The maturity date of our credit agreement was extended to March 25, 2024 and, among other things, the maximum revolver commitment was increased from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Our credit agreement includes a $1,000,000 sublimit for the issuance of letters of credit and a $4,000,000 sublimit for swing line loans. As of October 30, 2022, the Company’s borrowing availability under the line of credit was $36.0 million. As of October 30, 2022, there were no borrowings outstanding on this line of credit.

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
Severance Contingency
The Company has various employment agreements with its senior level executives. A number of these agreements have severance provisions, ranging from 12 to 18 months of salary, in the event those associates are terminated without cause. The total amount of exposure to the Company under these agreements was $4.9 million at October 30, 2022 if all executives with employment agreements were terminated without cause and the full amount of severance was payable.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of October 30, 2022, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our financial statements included in the Annual Report on Form 10-K filed on March 30, 2022 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirteen weeks ended October 30, 2022.

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
Interest Rate Risk
Debt
Interest rate risk exists primarily through our borrowing activities. We use U.S. dollar denominated borrowings to fund our working capital and investment needs. The Federal Reserve has increased short-term interest rates in the first three quarters of calendar 2022, compared to the historically low levels in 2021. It is anticipated that the fair market value of any future debt under the line of credit will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of such debt would be significantly impacted by current market events. Amounts outstanding under the credit facility, at our option, bear interest at either a base rate or a term SOFR based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the credit facility and ranging from 0.50% to 0.75% for borrowings accruing interest at base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the credit facility. We currently do not engage in any interest rate hedging activity and we have no intention of doing so in the foreseeable future. A hypothetical 100 basis point change (up or down) in the one-month SOFR rate would not have a material effect on our condensed results of operations. As of October 30, 2022, there were no borrowings outstanding under the line of credit. To the extent that we incur additional indebtedness, we may increase our exposure to risk from interest rate fluctuations.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As described below in Changes in Internal Control over Financial Reporting, we previously identified a material weakness in our internal control over financial reporting due to the ineffective design and implementation of information technology and related activity level controls covering all significant accounts. This ineffectiveness was due, in part, to inadequate information technology general controls ("ITGC") relating to certain information technology systems. The ITGC deficiencies affected, among other things, the integrity of the data used to support the related activity level controls. Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 30, 2022 due to the material weakness in our internal control over financial reporting described below.
Changes in Internal Control Over Financial Reporting
During the thirty-nine weeks ended October 30, 2022, the Company successfully implemented a remediation plan to address the material weakness in its internal control over financial reporting identified during our review of our audited financial statements for the fiscal year ended January 30, 2022. The material weakness was related to ineffective ITGC controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. Additional details on the material weakness are set forth under Item 9A "Controls and Procedures" in the Company's Annual Report on Form 10-K for the year ending January 30, 2022 and filed with the Commission on March 30, 2022. The implemented remediation plan consisted of, among other things, (i) evaluating and implementing enhanced process controls around user access management to key information systems which may impact our financial reporting (ii) expanding the management and governance over user access and system controls and (iii) enhancing our information technology compliance and accounting function with additional experienced hires including a new Chief Information Officer.
Except as discussed above with respect to the implementation of our remediation plan, there were no changes in our internal control over financial reporting during the thirteen weeks ended October 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.1+	The Lovesac Company Director Compensation Policy	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: December 8, 2022		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: December 8, 2022		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)