Form 10-K
period 2023-01-29
Lovesac Co
filed 2023-03-29
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 29, 2022 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $439,821,967.
As of March 15, 2023, there were 15,195,566 shares of common stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement relating to its 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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
You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Annual Report on Form 10-K, including in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, political instability, civil unrest, armed hostilities (including the conflict in Ukraine), natural and man-made disasters, pandemics or other public health crises, such as the COVID-19 pandemic and related variants, or other catastrophic events; the impact of changes or declines in consumer spending and inflation on our business, sales, results of operations and financial condition; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our ability to improve our products and develop new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; any inability to implement and maintain effective internal control over financial reporting or inability to remediate any internal controls deemed ineffective; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate, our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.
We caution you that the foregoing list may not contain all the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeline,, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
Company Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch-feel points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.
Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 89.8%, 87.6% and 84.5% of our sales for fiscal years 2023, 2022 and 2021, respectively.
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
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 25 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. Our Sacs represented 8.5%, 10.5% and 14.0% of our sales for fiscal years 2023, 2022 and 2021, respectively.
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
•Showrooms. We market and sell our products through 195 showroom locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 40 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and is the standard for new showrooms. Our new showroom concept utilizes technology in more experiential ways to increase traffic and sales. Net sales generated by this channel accounted for 61.2%, 60.0% and 45.6% of total net sales for fiscal years 2023, 2022 and 2021, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales completed through this channel accounted for 27.1%, 30.2% and 47.1% of total net sales for fiscal years 2023, 2022 and 2021, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online, pop-up-shops, shop-in-shops, and barter inventory transactions. Our barter inventory transactions with a third party vendor are part of our Circle to Customer ("CTC"), Designed for Life and Environmental, Social and Governance ("ESG") initiatives. CTC is our operational philosophy in which business processes, including the design of our products, are optimized for looped (circle) and/or local operations. We repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. During fiscal year 2023, we operated 22 shop-in-shops at Best Buy and online at Best Buy.com as compared to 21 shop-in-shops in fiscal 2022. We hosted 9 online pop-ups on Costco.com and 113 in store pop-up-shops in fiscal year 2023 as compared to 7 online pop-ups and no in store pop-up-shops in fiscal year 2022. We expect to continue hosting both online pop-ups on Costco.com and Costco in store pop-up-shops. Other sales which includes pop-up-shop sales, barter inventory transactions, and shop-in-shop sales accounted for 11.7%, 9.8% and 7.3% of our total sales for the fiscal years ended 2023, 2022 and 2021, respectively.
Customers
Our Designed for Life products provide flexibility, upgradeability and sustainability, elements that attract a wide customer base and can change as their life changes. Our customers have different tastes, styles, purchasing goals and budgets when shopping for couches, and our Sactionals platform’s modularity addresses this array of needs.
•Target Demographics. Based on our internal data, our target customer is 25 to 45 years in age with an annual household income of over $100,000. We consider this to be an attractive demographic because of its higher than average rates of household formation and furniture purchasing. Since 2020, we have experienced accelerated growth in new customer transactions from our target customers and beyond, demonstrating the expansive relatability and demand of our products.

•Robust customer lifetime value. The fiscal 2023 cohort had an average first year value of $3,309 per new customer, and this is the highest first year value of all cohorts we have tracked since fiscal 2015 higher than the fiscal 2015 cohort benchmark whose Customer Lifetime Value (CLV) is currently $1,426, which increased from $1,383 in fiscal 2022. We believe this is an outcome of our decision to focus on driving penetration of Sactionals and our launch of StealthTech Sound + Charge. We calculated our fiscal 2023 cohort CLV by dividing the aggregate gross profits through fiscal 2023 attributed to the fiscal 2023 cohort (approximately $443 million) by the total number of new customers from fiscal 2023 (133,941).

•Customer Acquisition Cost. We refined our definition of Customer Acquisition Cost (CAC) with our enhanced real estate strategy to be locations in Malls, Lifestyle centers and urban areas. Our CAC calculation refinement includes malls, lifestyle centers and urban areas, and under this revised definition, the CAC for fiscal 2023 and 2022 was $628.16 and $542.02 as we continue to open more retail locations, respectively. This increase is attributable to our increase in marketing spend targeted at Sactional customers and we expect our CAC to continue to increase as we continue to target Sactional customers and drive penetration of StealthTech. We also expect this increase in CAC to correspond with a continued increase in CLV. Our CLV/CAC ratio for fiscal 2023 was 5.27 compared to 5.24 for fiscal 2022.
Growth Strategies
To position Lovesac for future growth, in the last several years we have made significant investments in overhead, optimized and integrated our business technologies and processes, and further developed our marketing strategies. In addition, we have refocused our strategy regarding our showrooms, moving across malls, lifestyle centers, strip malls, and pad sites and continue to support ecommerce sales, a critical growth channel. We are moving to fixed versus variable rent structures in many of our lease arrangements and have introduced a new interactive technology driven showroom experience that has resulted in higher traffic levels and conversion.
We are also focused on the following key strategies to drive sales growth:
Continue to Build on Our Brand
We aggressively invest in brand building and direct marketing efforts through a robust and diverse marketing mix. Our focus on building the Lovesac and Sactional brands has led to an increase in our new Sactional customer base, which grew by 18.7% in fiscal 2023. Our ecommerce channel plays a significantly role in the shopper journey as it is frequently the first step in the shopping journey a prospect will take and our first opportunity to build our brand and educate on our product. We continue to invest into this digital channel to improve user experience, enhancing their research, understanding and confidence in their purchase decision.
Our commitment to sustainability is central to our stated purpose and strategy. Our Designed For Life approach calls for products that are built to last a lifetime and designed to evolve with our customers’ lives. Sactionals represent our Designed For Life philosophy in action and customers generally invest in them with a long-term focus. We believe this is a competitive advantage and has helped us establish a unique brand and a successful culture.
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

•Premium Market Position and Pricing. Our products are positioned in the premium couch segment of the furniture market. We market as premium products because of our proprietary foam fillings, higher quality materials, our unique Designed For Life design philosophy, and unique Circle to Consumer operating philosophy requiring a distinct level of manufacturing and service capabilities. At our price point, we offer a unique value proposition that combines both beautiful aesthetics and utility to our customers that we believe our competitors cannot offer. Additionally, our high-end branding strategy, further enhanced by our unsolicited celebrity endorsements and large social media following, commands premium pricing, as we feel lowering prices may negatively affect the perception of our products. The difference is explained by our platform approach, where once a customer buys their first couch, the cost of expanding and adding to it over time drives more value than the traditional method of purchasing another new couch to replace the old one.
•Omni-channel Platform. By leveraging our omni-channel platform, we cost-effectively drive traffic to our ecommerce channel, resulting in increased web-based sales and improved operating margins. We continually seek to improve our ecommerce capabilities to drive sales, improve CSAT, and take advantage of the lower cost of this channel. Our showrooms and other direct marketing efforts work in concert to drive customer conversion in ecommerce, providing customers with the flexibility to purchase where, when, and how they want. Customers have the capability to begin an order in the showroom, continue the purchase online, and vice versa. In addition, our shop-in-shops provide a low cost alternative to drive brand awareness and both in-store and ecommerce sales.
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
Seasonality
We experience seasonal fluctuations in our sales. A larger percentage of our sales occur in the fourth quarter of our fiscal year, which coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), the holiday season and our related promotional and marketing campaigns. Our fiscal 2023 quarters in sequential order equaled 19.9%, 22.8%, 20.7% and 36.7% of total net sales, respectively.
Intellectual Property

We own 32 U.S. federal trademark registrations, 239 foreign trademark registrations, and a number of U.S. and foreign trademark applications and common law trademark rights. Our registered U.S. trademarks include registrations for the Lovesac, Lovesoft, Sactionals, Durafoam, SAC, SACS, Moviesac, Supersac, Squattoman, Total Comfort, Gamersac, Citysac, Footsac, Always Fits. Forever New, The World’s Most Comfortable Seat, The World’s Most Adaptable Couch, Designed for Life, and DFL trademarks. Our trademarks, if not renewed, are scheduled to expire between calendar years 2023 and 2033.

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

We have 26 issued U.S. utility patents and 48 issued foreign utility patents, that are scheduled to expire between 2025 and 2039. We have 14 pending U.S. patent applications, 34 pending foreign patent applications and 1 pending international patent application. Our Sactional technology patents include our proprietary geometric modular system and segmented bi-coupling technology. We also have multiple patents pending and expect to file patent applications for future innovations. We believe that our patent portfolio, combined with our innovative design approach may deter others from attempting to imitate or replicate our products.
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

Our social and environmental initiatives include but are not limited to the following:

Social Responsibility Initiatives

We are committed to provide a fulfilling and inclusive workplace, cultivating a diverse workforce and continuous opportunities to learn new skills. Associate development hours and engagement scores are regularly measured and reported with a goal to transparently share our progress in these areas each year. In fiscal 2021, we founded a Diversity, Equity, and Inclusion (DEI) council and steering committee, that will lead the continued growth of programs supporting underrepresented groups and empowering employees to be responsive equality leaders. In fiscal 2023, we announced measurable DEI goals of increasing the number of women and BIPOC in leadership roles throughout the Company. Extending our social commitments beyond our own operations and into the communities we serve, we have established a committee to expand future community giving programs.

Environmental Sustainability Initiatives

Delivering innovative solutions to support a sustainable, low carbon future is anchored in our guiding principles. In fiscal 2023, we established new Environmental, Social and Governance (ESG) targets to minimize our overall environmental impacts across a range of important measures, such as emission, energy use, waste, and sustainable sourcing. By 2040, we plan to reach targets of zero waste and zero emissions across our entire value chain. We are also aiming to repurpose 1 billion plastic bottles in our products with fabrics made from recycled plastic fibers. Detailed information on these and other long-term environmental goals can be found in our FY22 ESG Report.

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

In December 2022, we published our second annual Environmental, Social, and Governance (ESG) report aligned with the guidance of the Sustainability Accounting Standards Board (SASB). We believe that transparently disclosing the goals and metrics pertinent to our ESG programs will grant our stakeholders continued visibility of our progress. To that end, we expect to update this report on an annual basis for consistent transparency of our evolving ESG strategy and related efforts. Our most recent ESG report is available at: https://investor.lovesac.com/esg. The content of our website is not incorporated by reference in this Form 10-K.
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
In fiscal 2023, a majority of our workforce continued to work remotely. To support our headquarters-based associates, we ensure that our associates have the technology to support remote work and are redefining our future working environment to offer flexible working solutions. For associates supporting our showrooms, we implemented specific protocols to ensure the safety of our associates and our customers.
As of January 29, 2023, we had 769 full-time associates and 641 part-time associates, and we contracted with three independent contractors. Our workforce was 58% female, and women hold 46% of the available leadership roles within the Company.
All associates and contractors are subject to contractual agreements that specify, among other things, requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.
Diversity, Equity and Inclusion
In fiscal 2023, we prioritized developing a strategic diversity, equity and inclusion plan to ensure a diverse workforce composition, operating in an inclusive and transparent workplace culture, to leverage all of our talents. We engaged with partners to guide our diversity, equity and inclusion strategy, and elicited feedback from our associates on factors affecting diverse individuals and communities. We also established a steering committee of senior leaders and a Diversity and Inclusion Council of associates to drive our program’s objectives. We have expanded our diversity recruiting practices, deployed training programs to increase awareness of diversity, equity and inclusion issues, and are developing tools to drive accountability toward achieving the Company’s goals. In fiscal 2023, we hired a Director of DEI and People Strategy to help us continue to develop and execute our DEI mission by creating a clear roadmap, programs, and processes and a cohesive, inclusive experience for individuals who encounter the Lovesac brand.
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
For additional information about government regulation applicable to our business, see Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
Business and Industry Risks
If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.
Our historical growth rates may not be sustainable or indicative of future growth. To manage our growth effectively, we must continue to implement our operational plans and strategies, acquire new and retain existing customers, increase our showroom base, optimize our omni-channel operations, and improve and expand our infrastructure of people and information systems. The success of our growth strategy depends, in part, on our ability to keep existing customers engaged and attract new customers to our brand. To acquire new customers, we must appeal to prospects who have historically used other means of commerce to purchase furniture, such as traditional furniture retailers. There is no guarantee that we will continue to be able to retain existing customers and drive customer acquisition rates necessary for us to maintain our current growth rate..
Additionally, we may not be able to achieve the showroom sales growth rates that we have achieved historically as we continue to expand our showroom base. While our focus is to continue the expansion of our showrooms, this may result in the closure of underperforming showroom locations or locations with declining profitability in order to pursue more productive opportunities that are in line with our real estate strategy. In addition, the results of operations of our showroom locations have and are expected to continue to fluctuated based on, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, the success of marketing programs, weather conditions and public health crises. These factors may cause our showroom sales results and growth rates in the future to be materially lower than recent periods or our expectations, which could harm our business and results of operations.
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
Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties across the world. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier and employee base. Failure to manage our growth and organizational change effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems or controls; give rise to operational mistakes, losses or loss of productivity or business opportunities; reduce customer satisfaction; limit our ability to respond to competitive pressures; and result in loss of employees and reduced productivity of remaining employees. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.
Our business, results of operations and financial condition may be adversely affected by global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and consumer preferences.
We face numerous business risks relating to macroeconomic factors. Uncertainties in global economic conditions that are beyond our control have in the past impacted discretionary consumer spending and our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other times when disposable income is lower. Factors impacting discretionary consumer spending include general economic conditions, inflation, wages and employment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, volatility of fuel and energy prices, interest rates, consumer confidence, political and economic uncertainty and other macroeconomic factors, including the COVID-19 pandemic and the conflict between Russia and the Ukraine. Deterioration in economic conditions, increasing inflation or increasing unemployment levels may reduce the level of discretionary consumer spending and inhibit consumers’ use of credit, which may adversely affect our sales. In recessionary periods and other periods where disposable income is adversely affected, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could further adversely affect our financial performance. A downturn in the economic environment can also lead to financial instability, increased credit and collectability risk on our receivables, the failure of important partners, including suppliers, manufacturers, logistics providers, and other financial institutions. It is difficult to predict when or for how long any of these conditions could affect our business and a prolonged economic downturn could have a material adverse effect on our business, financial condition, operating results and prospects.
Our inability to maintain our brand image, engage new and existing customers and gain market share could have a material adverse effect on our growth strategy and our business, financial condition, operating results and prospects.
Our ability to maintain our brand image and reputation is integral to our business and implementation of our growth strategy. Maintaining, promoting and growing our brand will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality product and customer experience. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity and any negative publicity about these types of concerns may reduce demand for our products. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return as a customer as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality or availability, poor customer service, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. A significant portion of our customers' brand experience also depends on third parties outside our control, including suppliers, assembly and installation service providers and logistics providers such as FedEx, UPS and other third-party delivery agents. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage. There is also increased focus by governmental and non-governmental organizations, customers, and other stakeholders, on corporate social responsibility and sustainability matters. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to any social or sustainability matters, which could negatively impact our business and results of operations. While we believe our brand enjoys a loyal customer base, the success of our growth strategy depends, in part, on our ability to keep existing customers engaged and attract new customers to our brand. We may not be able to maintain and enhance our brand if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers' expectations. If we experience damage to our reputation or loss of consumer confidence, we may not be able to retain existing customers or acquire new customers, which could have a material adverse effect on our business, financial condition, operating results and prospects.
If we fail to acquire new customers, or fail to do so in a cost-effective manner, we may not be able to achieve revenue growth or profitability.
To acquire new customers, we must appeal to prospects who have historically used other means of commerce to purchase furniture, such as traditional furniture retailers. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers and to reactivate prior customers. To date, we have reached new customers primarily through our showroom presence in various markets, and through social media, digital content, third-party advocates for our brand and products, by word of mouth, and through national television advertisements. These efforts are expensive and may not result in the cost-effective acquisition of customers. Our marketing expenses have varied from period to period, and we expect this trend to continue as we test new channels and refine our marketing strategies. Until now, these efforts have allowed us to acquire new customers at what we believe is a reasonable cost and rate. However, there is no guarantee that these methods will continue to be successful or will drive customer acquisition rates necessary for us to achieve revenue growth or profitability.
We also utilize non-paid advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Bing and Yahoo!. Although we employ search engine optimization and search engine marketing strategies, our ability to maintain and increase the number of visitors directed to our website and application is not entirely within our control. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers, reactivate prior customers or retain our existing customers and our financial condition would suffer.
Further, some of our new customers originate from word of mouth or other non-paid referrals from existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers or reactivate prior customers through these referrals, which may adversely affect how we continue to grow our business, or may require us to incur significantly higher marketing expenses in order to acquire new customers.
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
We have faced and may face price competition in the future. In addition, competitors with whom we compete, or who can obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of products during periods of limited supply may be able to offer lower prices than we are able to offer. Our operating results and financial condition may be adversely affected by these and other industry-wide pricing pressures.
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
The satisfactory performance, reliability and availability of our website, transaction processing systems and technology infrastructure are critical to our reputation, and our ability to acquire and retain customers and maintain adequate customer service levels. We currently rely on a variety of third party service providers to support mission critical systems and the efficient flow of merchandise from and between warehouses and showrooms to customers. For example, we rely on common carriers for the delivery of merchandise purchased by customers through our website and in our showrooms, and the systems we employ to communicate delivery schedules and update customers about order tracking interface with the information systems of these common carriers. Our own systems, which are customized versions of ecommerce, customer relationship management, payment processing, and inventory management software technologies deployed by numerous retailers and wholesalers in a variety of industries, must work seamlessly in order for information to flow correctly and update accurately across these systems. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities and seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. We have in the past and may in the future experience slowdowns or interruptions in some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Our net revenue depends on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand.
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
A substantial portion of our business is dependent on a small number of suppliers. In some instances, our suppliers are the only source of supply, or one of a limited number of suppliers, used by the Company for materials, components or services. A material disruption or labor shortage at any of our suppliers could impede our ability to meet customer demand, manufacture or deliver our products, and reduce our sales, and/or negatively affect our financial results.
We do not own or operate any manufacturing facilities and therefore depend on third-party suppliers for the manufacturing of all of our products. Moreover, a substantial portion of our business is dependent on a small number of suppliers. Sacs, which represented approximately 8.5% of our revenues in fiscal 2023, 10.5% of our revenues in fiscal 2022, and 14.0% of our revenues in fiscal 2021, are currently manufactured by a single manufacturer in Texas, which has previously experienced, and may experience in the future, disruptions to its manufacturing operations. Sactionals, which represented approximately 89.8% of our revenues in fiscal 2023, 87.6% of our revenues in fiscal 2022, and 84.5% of our revenues in fiscal 2021, are manufactured by suppliers in Malaysia, Vietnam, China, Indonesia, and Taiwan.

We rely on two primary logistics and transportation carriers to fulfill our last mile product delivery services. These carriers could be vulnerable to labor challenges, liquidity concerns, the impacts of global health conditions, or other factors that may result in delays in deliveries or increased costs of deliveries. Any significant delay in deliveries to its customers could cause increased order cancellations or returns and cause the Company to lose sales or incur increased costs. Delays in deliveries and increases in freight charges or other costs of deliveries has and could continue to harm the Company’s sales, profitability, cash flows and financial condition.

Some of our third-party suppliers experienced a shortage of qualified labor at their manufacturing facilities in certain geographies, particularly within the United States, due in part to the COVID-19 pandemic and related government relief programs and general macroeconomic factors. A prolonged shortage of qualified labor could decrease our third-party suppliers' ability to effectively produce and meet our demands and efficiently operate their facilities. A prolonged labor shortage could also lead to increased labor costs from higher overtime, the need to hire temporary help to meet demand and higher wages rates in order to attract and retain employees. Any of these developments or manufacturing disruptions could materially increase our sourcing costs and have a material adverse effect on our results of operations.
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
Further, we rely on our suppliers' representations of product quality, safety and compliance with applicable laws and standards. If our suppliers or other vendors violate our agreements, applicable laws or regulations, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our suppliers could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations and financial results. We are also subject to risks of fraud from our suppliers. If our suppliers violate our agreements, applicable laws or regulations, or implement fraudulent practices regarding their products, it could harm our business, reputation and brands and our operating results may be negatively affected.
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
The ongoing COVID-19 pandemic, and any future outbreaks or other public health emergencies, could materially affect our business, liquidity, financial condition and operating results.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic and the various responses to it globally have created significant volatility, uncertainty and economic disruption. In particular, while we saw increased sales and order activity at times during the COVID-19 pandemic, the pandemic significantly disrupted the global supply chain, including many of our suppliers, logistics providers and other partners. Such disruptions, including staffing shortages, raw material and labor inflation, factory closures and production slowdowns, port closures a stoppages and/or disruptions in delivery systems, have and may continue to materially and adversely affect our suppliers’ ability to provide products in a timely manner, or at all, and have and may continue to materially and adversely affect our logistics providers’ ability to distribute products to our customers in a timely manner, or at all. The issues related to the global supply chain may continue into 2023.
The extent of the impact of the COVID-19 pandemic on our business will depend on future developments, which remain highly uncertain and difficult to predict, including the duration, severity and sustained geographic spread of the pandemic, additional waves of increased infections, the virulence and spread of different strains of the virus, and the extent to which associated prevention, containment, remediation and treatment efforts, including global vaccination programs and vaccine acceptance, are successful. Additionally, to the extent the COVID-19 pandemic or other outbreaks, epidemics, pandemics or public health crises adversely affects our business, results of operations or financial condition, it may heighten other risks described in this “Risk Factors” section.
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
All of our goods imported from China are subject to additional tariffs. In September 2018, the Office of the U.S. Trade Representative began imposing a 10 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture product categories. In addition, effective May 10, 2019, the Office of the U.S. Trade Representative began imposing an additional 15 percent ad valorem duty on a subset of products imported from China, inclusive of various furniture product categories. We believe that nearly all of our products sourced from China are, and will continue to be, affected by the tariffs. While we are continuing to assess these proposed tariffs on Chinese imports and have implemented strategies to mitigate the effects of the tariffs by engaging with suppliers in other countries, there can be no assurance that we will not experience disruption in our business.
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
In addition, due to the global COVID-19 pandemic, ocean freight capacity issues could continue to persist worldwide as there could be much greater demand for shipping and reduced capacity and equipment, which could result in pandemic price increases per shipping container. Streamlined ships were charging priority booking fees to allocate space as they had less ships and workers operating. While we continue to manage and evaluate our freight carriers, there is some indication that shipping container rates will return to lower levels in the near-term and these rate changes could have a material effect on our results of operations. Our third-party shipping companies experienced transportation disruptions and restrictions due to the COVID-19 pandemic and delays stemming from delayed shipments from Asian ports, congestion at west coast ports, more extensive travel restrictions, closures or disruptions of businesses and facilities and a shortage of shipping containers needed to ship our products, which adversely impacted our inventory levels and resulted in elevated, and sometimes lengthy, customer backorders. Any of these developments, should they return to pandemic levels, could have a material adverse effect on our business, financial condition, operating results and prospects.
Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing or distribution costs could increase our costs and negatively impact our gross margin.
We believe that we have strong supplier relationships, and we work with our suppliers to manage cost increases. Our gross margin depends, in part, on our ability to mitigate rising costs or shortages of raw materials used to manufacture our products. Raw materials used to manufacture our products are subject to availability constraints and price volatility impacted by a number of factors, including supply and demand for fabrics, weather, government regulations, economic conditions, economic and political instability, and other unpredictable factors. In addition, our sourcing costs may fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations, public health crises, or other unpredictable factors. The occurrence of any of the foregoing could increase our costs, delay or reduce the availability of our products and negatively impact our gross margin.
Although we instituted measures to ensure our supply chain remains open to us, we experienced raw material supply chain challenges related to suppliers negatively impacted by COVID-19 shutdowns and shipping delays. These global supply chain challenges could continue or reoccur in the future and in turn materially adversely impact our manufacturing production and fulfillment of backlog. While we strive to maintain multiple sources for our raw materials, the impact of COVID-19 and other macroeconomic conditions on raw materials and increased demand on our supply chain, could again cause additional pricing and availability pressures. During fiscal 2021, certain raw material prices, such as foam, springs and fabrics, significantly increased and in some instances, limited our production due to sourcing delays. Continued higher raw material prices and costs of sourced products could have an adverse effect on our future margins. We expect raw material prices to remain at historically high levels in many categories during fiscal 2023 due to price inflation in certain raw materials and global supply chain complexities. Macroeconomic factors, such as inflation, will continue to introduce uncertainty into many markets, especially with respect to freight and labor availability. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases which would adversely impact operating income.
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
Our business depends on effective marketing and increased customer traffic, and the failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce and our omnichannel approach for shopping.
We rely on a variety of marketing strategies to compete for customers and increase sales. If our competitors increase their spending on marketing, if our marketing is less effective than that of our competitors, or if we do not adequately leverage the technology and data analytics needed to generate concise competitive insight, our business, financial condition, operating results and prospects could be adversely affected. Additionally, if the online market for our products does not continue to gain acceptance, a significant portion of our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased furniture through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our sites and convert them into purchasing customers online.
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

We plan to open new showrooms in high traffic urban and suburban locations and historically we have favored top tier mall locations near luxury and contemporary retailers that we believe are consistent with our key customers’ demographics and shopping preferences. Our site selection has evolved to include lifestyle and strip shopping centers. Sales at these showrooms are derived, in part, from the volume of foot traffic in these locations. Showroom locations may become unsuitable due to, and our sales volume and customer traffic generally may be harmed by, among other things:
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
As of January 29, 2023, we had 195 showrooms, including 13 kiosks and 2 mobile concierges, but our growth strategy requires us to increase our showroom base. There can be no assurance that we will succeed in opening additional showrooms. If we are unable to successfully open and operate new showrooms, it could have a material adverse effect on our business, financial condition, operating results and prospects.
Our ability to successfully open and operate new showrooms depends on many factors, including, among other things, our ability to:
•identify new markets where our products and brand image will be accepted or the performance of our showrooms will be successful;

•find available and suitable showroom locations that align with our consumer location strategy;
•obtain labor and materials required to construct our showrooms that can achieve capital payback requirements;
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
In addition, new showroom openings may negatively impact our financial results due to the effect of opening costs and lower sales during the initial period following opening. New showrooms, particularly those in new markets, build their brand recognition and customer base over time and, as a result, may have lower margins and incur higher operating expenses. Unavailability of desired showroom locations, delays in the acquisition or opening of new showrooms, delays or costs resulting from a decrease in commercial development due to capital restraints, difficulties in staffing and operating new showroom locations or a lack of customer acceptance of showrooms in new market areas may negatively impact our new showroom growth and the costs or the profitability associated with new showrooms. While we are seeking to mitigate some of the risks related to our mall-based showrooms by opening high traffic street and lifestyle center-based showrooms and continuing to build our online sales, there can be no assurance that this strategy will be successful or lead to greater sales.
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
In addition, the results of operations of our showroom locations have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect showroom sales, including, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, the success of marketing programs, weather conditions and public health crises. If we misjudge the market for our products, we may have excess inventory of some of our products and miss opportunities for other products. These factors may cause our showroom sales results in the future to be materially lower than recent periods or our expectations, which could harm our results of operations and result in a decline in the price of our common stock.
We have and will continue to expend capital remodeling our existing showrooms, and there is no guarantee that this will result in incremental showroom traffic or sales.
We intend to continue remodeling our existing showroom base to reflect our new showroom design, and we intend to expend capital doing so. Our new showroom concept is designed to increase customer traffic and sales by emphasizing our unique product platform and using experiential technology. However, there is no guarantee that the capital spent on these remodeled showrooms will result in increased showroom traffic or increased sales.
Our inability to successfully optimize our omni-channel operations and maintain a relevant and reliable omni-channel experience for our customers could have a material adverse effect on our growth strategy and our business, financial condition, operating results and prospects.
Growing our business through our omni-channel operations is key to our growth strategy. Our goal is to offer our customers seamless access to our products across our channels, and our success depends on our ability to anticipate and implement innovations in sales and marketing strategies to appeal to existing and potential customers who increasingly rely on multiple channels, such as ecommerce, to meet their shopping needs. While we interact with many of our customers through our showrooms, our customers are increasingly using computers, tablets and smartphones to make purchases online and to help them make purchasing decisions when in our showrooms. Our customers also engage with us online through our social media channels, including Facebook and Instagram, by providing feedback and public commentary about aspects of our business. Failure to enhance our technology and marketing efforts to align with our customers’ developing shopping preferences could significantly impair our ability to meet our strategic business and financial goals. Moreover, if we do not successfully optimize our omni-channel operations, or if they do not achieve their intended objectives, it could have a material adverse effect on our business, financial condition, operating results and prospects.
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
•delivery time associated with online orders;
•actual or perceived lack of security of online transactions and concerns regarding the privacy of personal information;
•delayed shipments or shipments of incorrect or damaged products
•inconvenience associated with returning or exchanging items purchased online;
•usability, functionality and features of our website; and
•our reputation and brand strength.
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
Seasonal trends in our business create variability in our financial and operating results and place increased strain on our operations.
Historically, we have experienced surges in online traffic and orders associated with promotional activities and seasonal trends. This activity may place additional demands on our technology systems and logistics network and could cause or exacerbate slowdowns or interruptions. Any such system, site or service interruptions could prevent us from efficiently receiving or fulfilling orders, which may reduce the volume or quality of goods or services we sell and may cause customer dissatisfaction and harm our reputation and brand
Climate change or measures to address climate change can negatively affect our business or damage our reputation.

Climate change related events, including increased frequency or severity of natural disasters and other extreme weather conditions (including rising temperatures and drought) and their impact on critical infrastructure, could pose risks to our supplier facilities, impair our production capabilities, and disrupt our supply chain. Climate change may also have a negative effect on the pricing and availability of wood sourced and used in the manufacture of our products. In addition, the impacts of climate change may alter customer preferences toward increased demand for climate-friendly products, resulting in a potential loss in market share if we fail to meet this demand. We have elected to set and publicly share corporate ESG metrics related to reducing our impact on the environment. Any failure to achieve or properly report on the targets set forth in our ESG Report, or any perception of failure to act responsibly in the areas in which we report, may harm our reputation with investors, customers and other third parties. This damage to our reputation may result in reduced demand for our products or increase the risk of litigation, all of which can negatively affect our business and operations.
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
Financial Risks
Our ability to raise capital in the future may be limited. Our inability to raise capital when needed could prevent us from growing and could have a material adverse effect on our business, financial condition, operating results and prospects.
If we experience insufficient cash flow from operations to support our operating and capital needs, we will be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all. We may sell common stock, preferred stock, convertible securities and other equity securities in one or more transactions at prices and in such a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, investors may be materially diluted. Concerns over the economic impact of rising inflation and interest rates, slower growth or recession, new or increased tariffs, decreased consumer confidence in the economy and armed hostilities, such as the ongoing conflict between Russia and Ukraine have caused extreme volatility in financial and capital markets, which has adversely impacted our stock price and may materially adversely affect our ability to access capital markets. Debt financing, if available, may involve restrictive covenants and could reduce, among other things, our operational flexibility. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. In addition, debt financings may be blocked by our senior lender that provides an asset-backed revolving credit facility to fund our inventory purchases in advance of customer sales. Our lender has, and any subsequent senior lender likely will have, the right to consent to any new debt financing. There can be no assurance that our lender will provide such consent. Our inability to raise capital when needed could prevent us from growing and have a material adverse effect on our business, financial condition, operating results and prospects.

If we are unable to maintain an effective system of internal controls in the future, we may fail to timely and accurately report our financial results, experience a loss of investor confidence in the accuracy and completeness of our financial statements, incur material misstatements in our financial statements, and the market price of our common stock may be adversely affected.

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

We previously identified in our Annual Report on Form 10-K for the year ended January 30, 2022 a material weakness in our internal control over financial reporting relating to ineffective information technology general controls. Although we have remediated the prior material weakness, if we have a material weakness in our internal control over financial reporting in the future, we may not detect errors to the Company's annual or interim financial statements on a timely basis. If we identify future material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, we may experience a loss of investor confidence in the accuracy and completeness of our financial statements, incur material misstatements in our financial statements, incur difficulty accessing capital on favorable terms, or at all, be subject to fines, penalties or judgments, incur reputational harm, and the market price of our common stock may be adversely affected. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, which could require additional financial and management resources and materially and adversely affect our business, results of operations and financial condition.
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
Legal, Tax and Regulatory Risks
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
We have been and may in the future be subject to security breaches caused by computer viruses, malware, ransomware, phishing attempts, social engineering, illegal break-ins or hacking, sabotage, acts of vandalism by disgruntled associates or third parties, and other means of unauthorized access. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology network and systems have been and, we believe, continue to be under constant attack. Accordingly, despite our security measures or those of our third-party service providers, a security breach may occur, including breaches that we may not be able to detect. A breach of our or our third party service providers' information technology systems that results in the unauthorized release of confidential information could adversely affect our reputation, leading to a loss of our existing customers and potential future customers, cause financial losses due to remedial actions or potential liability, including punitive damages and regulatory fines or penalties, and materially increase the costs we incur to protect against these risks, including costs associated with insurance coverage and potential remediation measures. In addition, we have a large remote workforce and have implemented security and other policies to govern this population of associates. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that a significant portion of our employees work remotely, and we cannot be certain that our mitigation efforts will be effective.
Failure to comply with personal data protection and privacy laws, and other laws and regulations applicable to our business, can adversely affect our business.

We are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding personal data protection and privacy laws, including the California Consumer Privacy Act, which was significantly modified by the California Privacy Rights Act, new privacy legislation passed in Virginia, Colorado, Utah and Connecticut, as well as the European Union's General Data Protection Regulation and China's Personal Information Protection Act. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, could result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.

We are also subject to numerous laws and regulations including those relating to the production, sale, marketing, labeling, content, safety and distribution of our products, employment and occupational health and safety, and environmental, social and governance matters and reporting, among others. Compliance with these laws and regulations is costly and complex given the nature of our business, our reliance on third party suppliers in foreign countries and our exposure to the laws of those countries, and the frequent adoption of new laws and regulations. Failure to comply with such laws or regulations can subject us to criminal or civil investigations or enforcement actions, fines, penalties, injunctions or restrictions, all of which can adversely affect our business.
We may be unable to protect our trademarks or brand image, which could harm our business.

We rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand. We regard our customer and prospect lists, trademarks, domain names, copyrights, patents and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our associates and others to protect our proprietary rights. We have 26 issued U.S. utility patents and 48 issued foreign utility patents, that are scheduled to expire between 2025 and 2039. We have 14 pending U.S. patent applications, 34 pending foreign patent applications and 1 pending international patent application. Our inability to enforce or the expiration of our intellectual property rights may harm our competitive position and our business. If we are unable to protect our technology and to adequately maintain and protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative solutions that have enabled us to be successful to date. The loss or expiration of our intellectual property rights and exclusivity agreements can have a significant adverse effect on our revenues.
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

In addition, there is also uncertainty regarding potential laws, regulations and policies related to ESG and global environmental sustainability matters, including disclosure obligations and reporting on such matters. Changes in the legal or regulatory environment affecting ESG and sustainability disclosure, responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased compliance costs for us and our business partners, all of which may negatively impact our results of operations, financial condition and cash flows.
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
We provide a lifetime warranty on the hard insert pieces of our Sactionals and the soft insert pieces of our Sacs and a limited warranty on our StealthTech components which, if deficient, could lead to warranty claims. The Company maintains a reserve for warranty claims. However, there can be no assurance that our reserve for warranty claims will be adequate or additional warranty reserves required due to failures in the technology in our StealthTech components or reduced warranty reserves may be required . Material warranty claims could, among other things, harm our reputation and damage our brand, cause us to incur significant repair and/or replacement costs, and have a material adverse effect on our business, financial condition, operating results and prospects.
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
•additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•announcements by us or our competitors of significant products, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•lawsuits threatened or filed against us;
•developments in new legislation or rulings by judicial or regulatory bodies;
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events; and
•the societal and economic impact of macroeconomic factors, public health crises and the conflict in Ukraine.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our primary offices are located in Stamford, Connecticut, where we occupy 22,480 square feet of office space pursuant to a lease agreement that expires in November 2024, and in Saint George, Utah, where we occupy 10,696 square feet of office space pursuant to a lease agreement that expires September 2031. We also lease retail space for our showrooms, in 195 locations throughout the majority of the U.S. states including Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and the District of Columbia.
Item 3. Legal Proceedings.
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and investigations in the ordinary course of our business, including claims for infringing intellectual property rights related to our products. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and associates and may come with costly defense costs or unfavorable preliminary and interim rulings.
For additional information regarding legal proceedings, refer to Note 8. Commitments, Contingencies and Related Parties to our financial statements within Part IV of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on Nasdaq under the symbol “LOVE.”
Holders
As of March 15, 2023, there were 170 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.
Dividends
We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.
Lovesac Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 and the Russell 2000 from February 1, 2019 through January 29, 2023. The graph assumes a $100 investment in each of our common stock, the S&P 500 and the Russell 2000 on February 1, 2019.

	February 1, 2019	February 2, 2020	January 31, 2021	January 30, 2022	January 29, 2023
The Lovesac Company common stock	$100.00	$47.81	$238.16	$212.89	$109.39
S&P 500	$100.00	$121.56	$142.53	$172.46	$134.04
Russell 2000	$100.00	$109.02	$141.91	$136.05	$161.03
Item 6. [Reserved]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.
We operate on a 52- or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period.
Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch-feel points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.
Our Operations
See Item 1. Business for information on our products, customers, business model, channels, growth strategies, seasonality and other factors describing our business.
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
Other factors that could affect our results of operations in future periods include:
Macro-Economic Factors and COVID-19
There are a number of macro-economic factors and uncertainties affecting the overall business environment and our business, including increased inflation, rising interest rates, housing market conditions, consumer debt, and the conflict in Ukraine. These factors may have a negative impact on markets in which we operate, including the potential for an economic recession, a continued downturn in the housing market, and a reduction in consumer discretionary spending. We believe that these macro-economic factors have contributed to the slowdown in demand that we have experienced in our business which may continue. Although the impact of the COVID-19 pandemic has generally improved, there are uncertainties around the scope and severity of the pandemic and its variants, its impact on the global economy, including supply chains and labor in the countries in which we manufacture and source materials, and other business disruptions that may impact our operating results and financial condition.
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
Net Sales
Net sales reflect our sale of merchandise plus shipping and handling revenue less returns and discounts. Sales made at Company operated showrooms, including shop-in-shops and pop-up-shops, and via the web are recognized, typically at the point of transference of title when the goods are shipped.
Comparable Showroom Sales
Comparable showroom sales are calculated based on point of sale transactions from showrooms that were open at least fifty-two weeks as of the end of the reporting period. These sales will differ from net sales on our income statement which are reported when goods are shipped and title has transferred to the customer. A showroom is not considered a part of the comparable showroom sales base if the square footage of the showroom changed or if the showroom was relocated. If a showroom was closed for any period of time during the measurement period, that showroom is excluded from comparable showroom sales. For fiscal years 2023 and 2022, 51 and 29 showrooms respectively, were excluded from comparable showroom sales. Comparable showroom sales allow us to evaluate how our showroom base is performing by measuring the change in period-over-period point of sale transactions in showrooms that have been open for twelve months or more. While we review comparable showroom sales as one measure of our performance, this measure is less relevant to us than it may be to other retailers due to our fully integrated, omni-channel, go-to-market strategy. As a result, measures that analyze a single channel are less indicative of the performance of our business than they might be for other companies that operate their distribution channels as separate businesses. Further, certain of our competitors and other retailers calculate comparable showroom sales (or similar measures) differently than we do. As a result, the reporting of our comparable showroom sales may not be comparable to sales data made available by other companies.
New Customer
We define a customer as new when the customer has completed a transaction at Lovesac either at a showroom or internet channel only for the first time or if an existing customer completes another purchase at least 2 years since their last purchase.
Customer Lifetime Value and Customer Acquisition Cost

We calculate CAC on an annual basis by dividing our expenses associated with acquiring new customers for a fiscal year by the number of new customers we acquire in that fiscal year. We include premium rent for locations above commercial rates, media costs to new customers, and a portion of showroom merchandising costs in our marketing expenses associated with acquiring new customers when calculating our CAC. We refined our definition of premium rent to includes locations in Malls, Lifestyle centers and urban areas. Our marketing expenses as a percentage of net sales for fiscal 2023 were 12.3%, and 13.1% of net sales in both fiscal 2022 and fiscal 2021. For fiscal 2023, our CAC was $628.16 per customer compared to a CAC of $542.02 for fiscal 2022. This increase was a result of our increased marketing spend that targeted

Sactional customers. We expect our CAC to continue to increase over the next few years as a result of our continued focus on increasing marketing efforts. We expect this increase in CAC to correspond with a continued increase in CLV.
We monitor repeat customer transactions in aggregate through our point of sale platform and in groups based upon the year in which customers first made a purchase from us, which we refer to as cohorts, as a way to measure our customer’s engagement with our products over their lifetime. Our fiscal 2023 cohorts CLV is $3,224 compared to $2,853 in fiscal 2022. In addition, our fiscal 2015 cohort has increased its CLV from $1,071 in fiscal 2015 to $1,426 in fiscal 2023, a 33.1% increase in customer value since the fiscal 2015 cohorts’ first purchases with Lovesac.
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
Cost of Merchandise Sold
Cost of merchandise sold includes the direct cost of sold merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or net realizable value reserves; inbound freight; all freight costs to ship merchandise to our showrooms, and warehousing and all logistics costs associated with shipping product to our customers. Certain of our competitors and other retailers may report gross profit differently than we do, by excluding from gross profit some or all of the costs related to their distribution network and instead including them in selling, general and administrative expenses. As a result, the reporting of our gross profit and profit margin may not be comparable to other companies.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity based compensation, financing related expense; public company expenses; and credit card transaction fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.
Our recent revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are payroll and rent costs. We expect these expenses, as well as rent expense associated with the opening of new showrooms, to increase as we grow our business. We expect to leverage total selling, general and administrative expenses as a percentage of net sales as net sales volumes continue to grow. We expect to continue to invest in infrastructure to support the Company’s growth. Our continued infrastructure investments will include research and development costs on our existing and future products and foundational technology investments to support our continued growth. These investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment. However, total selling, general and administrative expenses generally will leverage during the periods of investments with the greatest leverage occurring within the fourth quarter.

Advertising and Marketing Expense
Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. Advertising and marketing expense is expected to continue to increase as a percentage of net sales as we continue to invest in advertising and marketing which has accelerated net sales growth.
Basis of Presentation and Results of Operations
The following discussion contains references to fiscal years 2023, 2022 and 2021 which represent our fiscal years ended January 29, 2023, January 30, 2022 and January 31, 2021 respectively. Our fiscal year ends on the Sunday closest to February 1. Fiscal 2023, 2022 and 2021 were all 52-week periods. All dollar and percentage comparisons made herein refer to the year ended January 29, 2023, compared with the year ended January 30, 2022, unless otherwise noted. Refer to Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2022 for a comparative discussion of our fiscal 2022 financial results as compared to fiscal 2021 filed with the SEC on March 30, 2022.
The following table sets forth, for the periods for fiscal 2023, 2022, and 2021, our statement of operations as a percentage of total revenues:

	For the Fiscal Year Ended
	2023	2022	2021
Statement of Operations Data:
Net sales	100%	100%	100%
Cost of merchandise sold	47%	45%	46%
Gross profit	53%	55%	54%
Selling, general and administrative expenses	33%	32%	35%
Advertising and marketing	12%	13%	13%
Depreciation and amortization	2%	2%	2%
Operating income	6%	8%	4%
Interest expense, net	0%	0%	0%
Net income before taxes	6%	8%	4%
(Provision for) benefit from income taxes	(2)%	1%	0%
Net income	4%	9%	4%
Fiscal 2023 Compared to Fiscal 2022

Net sales
Net sales increased $153.3 million, or 30.8%, to $651.5 million in fiscal 2023 as compared to $498.2 million in fiscal 2022. The increase in overall net sales was driven by our Showroom sales, Internet sales and Other sales. New customers increased by 9.9% in fiscal 2023 as compared to 14.5% in fiscal 2022 driven by the successful campaigns throughout the year. We had 195 total showrooms including kiosks and mobile concierges open as of January 29, 2023 compared to 146 total showrooms as of January 30, 2022. We opened 46 additional showrooms, 6 kiosks, closed 2 showrooms and 1 kiosk and remodeled 4 showrooms in fiscal 2023, as compared to opening 28 showrooms, 8 kiosks, 2 mobile concierges, and not closing any showrooms in fiscal 2022. There were 2 showroom remodels in fiscal 2022. Showroom net sales increased $$99.5 million, or 33.3%, to $398.5 million in fiscal 2023 as compared to $299.0 million in fiscal 2022, principally related to higher point of sales transactions in all showrooms with slightly higher promotional discounting. This increase was due in large part to our comparable showroom point of sales transactions increase of $62.7 million, or 24.7%, to $316.8 million in fiscal 2023 as compared to $254.1 million in fiscal 2022 driven by strong promotional campaigns. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Comparable showroom point of sales transaction per selling square foot remains flat at $2,771 in fiscal 2023 as compared to $2,751 in fiscal 2022. The average point of sales transaction per location including non-comparable showrooms decrease by approximately 5.4% driven by higher new showroom openings. Internet sales (sales made directly to customers through our ecommerce channel) increased $25.9 million, or 17.2%, to $176.5 million in fiscal 2023 as compared to $150.6 million in the fiscal 2022. We believe that the increase in Internet sales was due primarily to our strong promotional campaigns and our increased marketing initiatives. Other sales, which include pop-up-shop sales, barter inventory transactions and shop-in-shop sales, increased $27.9 million, or 57.4%, to $76.5 million in fiscal 2023 as compared to $48.6 million in fiscal 2022. This increase was driven by higher barter inventory transactions, operating 22 Best Buy shop-in-shops, and the addition of 113 new Costco in store pop-up-shops in fiscal 2023, partially offset by lower productivity in our online pop-up-shops on Costco.com in fiscal 2023. We expect to continue hosting both online pop-ups on Costco.com and Costco in store pop-up-shops.
Gross profit
Gross profit increased $72.5 million, or 26.5%, to $345.8 million in fiscal 2023 from $273.3 million in fiscal 2022. Gross margin decreased to 53.1% of net sales in fiscal 2023 from 54.9% of net sales in fiscal 2022. The decrease in gross margin percentage of 180 basis points was primarily driven by an increase of 160 basis points in total freight including tariff expenses and warehousing costs and a decrease of 20 basis points in product margin. The increase in total freight including tariffs and warehousing costs over the prior year period is related to 90 basis points deleverage in warehousing and outbound freight costs and the increase of 70 basis points in inbound container freight costs. The product margin decrease is driven by 60 basis points in higher promotional discounting, partially offset by 40 basis points benefit from continuing vendor negotiations to assist with the mitigation of tariffs and additional one-time US dollar denominated rebates related to currency impact.
Selling, general and administrative expenses
Selling, general and administrative expenses increased 33.4%, or $54.1 million, to $216.1 million for the fiscal year ended January 29, 2023 compared to $162.0 million for the fiscal year ended January 30, 2022. The increase in selling, general and administrative expenses in fiscal 2023 was primarily related to an increase in employment costs, overhead, rent, and selling related expenses. Employment costs increased by $26.3 million driven by an increase in new hires and variable compensation. Overhead expenses increased $10.8 million consisting of an increase of $4.5 million in equity-based compensation, an increase of $4.2 million in infrastructure investments, an increase of $1.4 million in travel expenses, and an increase of $0.6 million in insurance expenses. Rent increased by $9.8 million related to $6.8 million rent expense primarily related to our net addition of 44 showrooms and 5 kiosks and $3.0 million in higher percentage rent from the increase in net sales. Selling related expenses increased $7.2 million due to an increase of $9.7 million in credit card fees, partially offset by lower selling related fees in the Other channel by a one time settlement fee in the prior year to terminate an existing agreement with a vendor partner.
Selling, general and administrative expenses were 33.2% of net sales for fiscal year ended January 29, 2023 compared to 32.5% of net sales for fiscal year ended January 30, 2022. SG&A expense as a percent of net sales increased by 70 basis points in fiscal 2023 due to deleveraging of approximately 230 bps in employment costs, credit card fees, equity-based compensation, and travel, partially offset by higher leverage of approximately 160 bps within general operating expenses and sales agent fees related to a fiscal 2022 fee settlement. The deleverage in payroll and travel relates to the continuous investments we are making into the business to support our ongoing growth. The deleverage in equity-based compensation is driven by an increase in expense related to long term performance awards granted in fiscal 2021 for which the performance metrics were achieved in fiscal 2023. Credit card fee deleverage is related to the increase in customer utilization of credit coupled with the impact of the increase in interest rates on credit card fees.
Advertising and marketing expenses
Advertising and marketing expenses increased $14.8 million, or 22.7%, to $79.9 million for the fiscal year ended January 29, 2023 compared to $65.1 million for the fiscal year ended January 30, 2022. The increase in advertising and marketing costs relates to ongoing investments in marketing spends to support our net sales growth.
Advertising and marketing expenses were 12.3% of net sales in fiscal 2023 and 13.1% in fiscal 2022.
Depreciation and amortization expenses
Depreciation and amortization expenses increased 37.4%, or $2.9 million to $10.8 million in fiscal 2023 compared to $7.9 million in fiscal 2022. The increase in depreciation and amortization expense is principally related to capital investments for new and remodeled showrooms in fiscal 2023.

Interest expense
Interest expense, net of interest earned on the Company's money market account was $0.1 million and $0.2 million in fiscal 2023 and fiscal 2022, respectively, principally related to the interest expense for unused line fees and amortization of deferred financing fees on the asset based loan.
Provision for income taxes
During fiscal 2023, the Company recorded an income tax expense of $10.7 million compared to income tax benefit of $7.6 million during fiscal 2022. During fiscal 2022 the company recognized a reversal of the valuation allowance on deferred tax assets of $16.4 million, offset by recognition of deferred tax expense of $9.8 million.
Repeat customers
Repeat customers accounted for approximately 45.6% of all transactions in fiscal 2023 compared to 41.6% in fiscal 2022. We expect a healthy mix between new transactions and repeat customers in our transaction mix as we spend on acquisition.
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
Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, other current liabilities and customer deposits. Borrowings generally increase in our third fiscal quarter as we prepare to build our inventory levels in preparation for the fourth quarter holiday selling season. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

in thousands	Fiscal Year Ended
	January 29, 2023	January 30, 2022	January 31, 2021

Net Cash (Used in) Provided by Operating Activities	$(21,375)	$34,018	$40,521
Net Cash Used in Investing Activities	(25,549)	(16,488)	(9,052)
Net Cash Used in Financing Activities	(1,935)	(3,479)	(1,667)
(Decrease) increase in cash and cash equivalents	(48,859)	14,051	29,802
Cash and cash equivalents at end of period	$43,533	$92,392	$78,341
Net Cash (Used in) Provided by Operating Activities
Cash (used in) provided by operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, amortization, loss on disposal of property and equipment, impairment of property and equipment, equity based compensation, non-cash operating lease cost and the effect of changes in working capital and other activities.

In fiscal 2023, net cash used in operating activities was $21.4 million and consisted of changes in operating assets and liabilities of $90.8 million, net income of $28.2 million, and non-cash items of $41.2 million. Working capital and other activities consisted primarily of increases in inventory of $11.5 million, trade accounts receivable of $0.9 million, other assets of $21.4 million, decreases in accounts payable and accrued expenses of $33.0 million, operating lease liabilities of $18.3 million, customer deposits of $6.6 million, and prepaid and other current assets of $0.9 million.
In fiscal 2022, net cash provided by operating activities was $34.0 million and consisted of changes in operating assets and liabilities of $31.2 million, a net income of $45.9 million, and non-cash items of $19.9 million. Working capital and other activities consisted primarily of increases in inventory of $56.8 million trade accounts receivable of $4.0 million, prepaid expenses and other current assets of $2.5 million, accounts payable and accrued expenses of $39.2 million, customer deposits of $7.3 million, offset by a $14.4 million decrease in operating lease liabilities.
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
Net Cash Used in Investing Activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings, the remodeling of existing showrooms, and the acquisition of intangible assets. Capital expenditures were $25.5 million, $16.5 million and $9.1 million for fiscal years 2023, 2022, and 2021, respectively, as a result of investments in new and remodeled showrooms and the acquisition of intangible assets.
Net Cash Used in Financing Activities
Financing activities consist primarily of taxes paid for the net settlement of equity awards.
For fiscal 2023, net cash used in financing activities was $1.9 million due to taxes paid for net share settlement of equity awards of $1.6 million and payments of deferred financing costs of $0.3 million.
For fiscal 2022, net cash used in financing activities was $3.5 million due to taxes paid for net share settlement of equity awards of $3.6 million offset by proceeds from the exercise of warrants of $0.1 million.
For fiscal 2021, net cash used in financing activities was $1.7 million primarily due to taxes paid for net share settlement of equity awards.
Revolving Line of Credit
On March 25, 2022, we amended our existing credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association ("Wells Fargo Bank"), as administrative agent. The maturity date of our credit agreement was extended to March 25, 2024 and, among other things, the maximum revolver commitment was increased from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Our credit agreement includes a $1,000,000 sublimit for the issuance of letters of credit and a $4,000,000 sublimit for swing line loans. There were no outstanding borrowings under our credit facility as of January 29, 2023 and January 30, 2022.
We are required to pay a commitment fee of 0.30% based on the daily unused portion of the credit facility. Amounts outstanding under the credit facility, at our option, bear interest at either a base rate or a term secured overnight term rate ("SOFR") based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the credit facility and ranging from 0.50% to 0.75% for borrowings accruing interest at base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the credit facility. On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged. For additional information regarding our line of credit with Wells Fargo, see Note 10. Financing Arrangements in the Notes to the Financial Statements included in Part IV of this report.

Critical Accounting Policies and Estimates
The management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with U.S. GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and requires us to make significant estimates and assumptions. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions and conditions. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, and other various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. We continue to monitor the effects of global macroeconomic and geopolitical uncertainty, including COVID-19 pandemic related factors and general market, political and economic conditions.
All of our significant accounting policies are outlined in Note 1. Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to the Financial Statements included in Part IV of this report. here have been no material changes to the significant accounting policies during fiscal 2023.
Barter Arrangements
The Company has a bartering arrangement with a third-party vendor, whereby the Company will provide inventory in exchange for media credits. Barter sales transaction with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up in our warehouse. Fair value is estimated using various considerations, including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on a marketing spend forecast. Projecting marketing spend requires estimating such factors as sales growth, inflation, overall economics of the retail industry, and changes in marketing trends, and are therefore subject to variability and difficult to predict, among other things. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. The Company recognized $21.3 million and $3.5 million for media credits and did not recognize any impairment for the years ended January 29, 2023, and January 30, 2022, respectively.
Impairment of Long-Lived Assets
Our long-lived assets consist of property and equipment and right-of-use assets from leases. Property and equipment includes leasehold improvements, and other tangible assets. Long-lived assets are reviewed for potential impairment at such time that events or changes in circumstances indicate that the carrying amount of an asset might not be recovered. We evaluate for impairment at the individual showroom level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we will first compare the carrying amount of the assets to the future undiscounted cash flows for the respective long-lived asset. If the estimated future cash flows are less than the carrying amounts of the assets, an impairment loss is measured as the excess of the carrying value over its fair value. We estimate fair value based on future discounted cash flow based on our historical operations of the showroom and estimates of future showroom profitability and economic conditions. These estimates include factors such as sales growth, gross margin, employment costs, lease escalation, and overall macroeconomic conditions, and are therefore subject to variability. Actual future results may differ from those estimates. If required, an impairment loss is recorded for that portion of the assets' carrying value in excess of fair value.
In fiscal 2023, we did not recognize any impairment charges associated with showroom-level right-of-use assets. During fiscal 2022, we recorded impairment charges of $0.6 million associated with the assets of an underperforming retail location in selling, general and administrative expenses in our Statements of Operations. We did not recognize any impairment charges with showroom-level right of use assets during the fiscal year ended January 31, 2021.
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

Operating Leases
The Company determines if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to company showrooms. We also lease our corporate facilities. These operating leases expire at various dates through fiscal 2034. Showroom leases may include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
Recent Accounting Pronouncements
See Note 1. Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to the Financial Statements included within this report for a discussion of recently issued and adopted accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, we are exposed to a variety of market risks, including fluctuations in interest rates and inflation that could affect our financial position and results of operations.
Interest Rate Risk
Cash and cash equivalents and short-term investments were held primarily in cash deposits, certificates of deposit, money market funds and investment grade corporate debt. The fair value of our cash, cash equivalents and short-term investments will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Interest on the revolving line of credit incurred pursuant to the credit agreements described herein would accrue at a floating rate based on a formula tied to certain market rates at the time of occurrence; however, we do not expect that any changes in prevailing interest rates will have a material impact on our results of operations.
Inflation
In fiscal year 2023, we saw inflationary pressures across various parts of our business and operations, including, but not limited to, wholesale cost inflation and rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 8. Financial Statements and Supplementary Data.
The Company’s financial statements are contained in the pages beginning on F-1, which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of January 29, 2023.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2023. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of January 29, 2023.The effectiveness of our internal control over financial reporting as of January 29, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, included in Part IV of this Annual Report on Form 10-K.
Remediation of Previously Identified Material Weaknesses
As previously disclosed in Part II, "Item 9A - Controls and Procedures" of our Annual Report on Form 10-K for the year ended January 30, 2022, we identified a material weakness in our internal control over financial reporting relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process.
During the year ended January 29, 2023, we undertook a series of activities to remediate the material weakness, with the following actions designed to strengthen the information technology control environment:
•Evaluating and implementing enhanced process controls around user access management to key information systems which may impact our financial reporting;
•Expanding management and governance over user access and system controls;
•Enhancing our information technology compliance and accounting functions with additional experienced hires including a new Chief Information Officer.
We completed our testing of both the design and operating effectiveness of the informational technology general controls, and have concluded that the material weakness has been remediated as of January 29, 2023.

Changes in our Internal Control over Financial Reporting
Other than as described above in connection with our implementation of the remediation actions discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended January 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Shawn Nelson Amended and Restated Employment Agreement
On March 23, 2023, the Compensation Committee of the Board of Directors (the “Committee”) of the Company approved, and the Company and Shawn Nelson entered into, an Amended and Restated Employment Agreement (the “A&R Employment Agreement”), which replaces and supersedes in its entirety the prior employment agreement between the Company and Mr. Nelson, dated October 26, 2017, as amended October 2, 2019, and March 24, 2022 (the “Prior Agreement”). The A&R Employment Agreement extends Mr. Nelson’s non-competition and non-solicitation covenants from 18 months to 24 months following the termination of his employment and, in connection with this, correspondingly increases the period during which Mr. Nelson will be entitled to severance compensation and benefits upon a termination of his employment without Cause or for Good Reason (in each case, as defined in Mr. Nelson’s A&R Employment Agreement) from 18 months to 24 months. The other material terms and conditions of the A&R Employment Agreement generally remain unchanged from those set forth in the Prior Agreements.
The foregoing description of the A&R Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Employment Agreement, filed herewith as Exhibit 10.16 of this Form 10-K and is incorporated herein by reference.
Shawn Nelson One-Time Performance and Retention Long-Term Incentive Grant
On March 23, 2023, the Committee approved a one-time performance and retention long-term incentive grant of 235,000 Restricted Stock Units (the “RSU Grant”) for Mr. Nelson pursuant to the Lovesac Company Second Amended and Restated 2017 Equity Incentive Plan (the “Plan”) and Mr. Nelson’s Restricted Stock Units Agreement and Grant Notice (the “RSU Agreement”). The RSU Grant vests on the later to occur of (i) the fifth anniversary of the date of grant so long as, (x) on or prior to such date (subject to certain limited extensions), the Company has achieved a specified level of performance with respect to share price and net sales, and (y) Mr. Nelson remains in continuous service with the Company as Chief Executive Officer through such date; or (ii) if the specified level of performance with respect to net sales is not achieved on or prior to the fifth anniversary of the date of grant, but the other conditions in subclause (i) are achieved, the first date that such specified level of performance with respect to net sales is achieved, so long as it is achieved on or prior to the seventh anniversary of the date of grant and so long as Mr. Nelson remains in continuous service with the Company through such date. Except as described in the following paragraph, the RSU Grant will be settled in shares of common stock of the Company on the first anniversary of the applicable vesting date.
If Mr. Nelson’s service with the Company is terminated (a) by the Company without Cause after the fifth anniversary of the date of grant, or (b) by the Company without Cause or by Mr. Nelson for Good Reason following a Change in Control (as defined in the Plan), the RSU Grant will vest in full as of the date of Mr. Nelson’s termination of service and will be settled on the first anniversary of such vesting date, except that if such termination of service occurs within two years following a Change in Control, the RSU Grant will be settled immediately upon such vesting date.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The following is a list of the names, ages and backgrounds of our current executive officers:

Name	Age	Present Position	Business Experience
Shawn Nelson	46	Chief Executive Officer and Director	Shawn Nelson founded Lovesac in 1998 and is currently serving as Chief Executive Officer of the Company and as a member of the Board of Directors. Mr. Nelson is the lead designer of the Company's patented products and leads sourcing, creative, design, public relations, investor relations and culture. In 2005, Mr. Nelson won Richard Branson's "The Rebel Billionaire" on Fox and continues to participate in ongoing TV appearances. Mr. Nelson has a Master's Degree in Strategic Design and Management and is a former graduate-level instructor at Parsons, The New School for Design in New York City. Mr. Nelson is also fluent in Mandarin.
Mary Fox	50	President and Chief Operating Officer	Mary Fox is the President and Chief Operating Officer of Lovesac since November 2021. Previously, she served as General Manager for North America Consumer Products at BIC from 2018 to November 2021. Prior to joining BIC, she spent six years at L’Oréal in various roles within Ecommerce, New Business Development, and Business Transformation in the United States. Before L’Oréal, Ms. Fox held several senior leadership positions at Walmart in both the United States and International divisions. During her time as SVP Global Sourcing at Walmart, Ms. Fox co-founded the Sustainable Apparel Coalition in 2009 with Patagonia, which is now the leading global apparel, footwear, and textile coalition focused on sustainable production. Since 2023, Ms. Fox is a director of AF Ventures, a venture capital fund investing in high growth consumer products. She also served as a director of AF Acquisition Corp., a special purpose acquisition company targeting the better-for-you food and beverage, health and wellness, beauty, personal care and pet industries, from 2021 to 2023. She also served on the Board of Directors of The Lovesac Company from February 2020 to November 2021. Ms. Fox graduated from Coventry University in the United Kingdom and holds a degree in manufacturing engineering and business studies.

Jack Krause	60	Chief Strategy Officer, Director	Jack Krause is the Chief Strategy Officer of The Lovesac Company and a member of the Board of Directors. Previously, he served as President and Chief Operating Officer of Lovesac from 2015 until November 2021. Prior to Lovesac, Mr. Krause served as President of Vitamin World, a division of NBTY. He also served as Senior Vice-President of Watch Station Global Retail and Skagen from 2011 to 2013. Mr. Krause also held the position of General Manager of Sunglass Hut North America from 2008 to 2010 along with other executive positions at Luxottica. Mr. Krause worked for 11 years at Bath and Body Works in roles of increasing responsibility leading to Senior Vice-President of Brand Development from 2004 to 2006. Prior to that he spent 10 years in brand management at Jergens and Marion Consumer Products. Mr. Krause has a Bachelor of Science in Business Administration from Miami University.
Donna Dellomo	58	Executive Vice President and Chief Financial Officer, Treasurer and Secretary of the Company	Donna Dellomo is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of The Lovesac Company. Prior to joining The Lovesac Company, Ms. Dellomo was Vice-President and Chief Financial Officer of Perfumania Holdings, a $540 million publicly traded company with over 290 retail locations, owned and licensed brands and a wholesale distribution network from January 1998 to January 2017. She also held progressive positions from October 1988 to December 1997 as Internal Audit Manager, Accounting Manager and Corporate Controller at Cybex International, Inc., a $125 million publicly traded company that manufactured and distributed fitness, rehabilitative and health care equipment. Ms. Dellomo is a Certified Public Accountant with initial focus on audit and tax and is also a former Member of the Board of Trustees of Molloy University and Chair of their Fiscal Affairs Committee.
We will file with the SEC a definitive proxy statement (the “2023 Proxy Statement”) pursuant to Regulation 14A for our 2023 annual meeting of stockholders within 120 days of the fiscal year ended January 29, 2023. The additional information required by this Item will appear in the 2023 Proxy Statement and is incorporated by reference herein.
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
Item 11. Executive Compensation.
The information required by this Item will appear in the 2023 Proxy Statement and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of January 29, 2023, about the securities which are either already issued, or authorized for future issuance, under our Second Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”).

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(2)(3)	1,167,044	$38.10	741,649
Equity compensation plans not approved by shareholders	—	—	—
Total	1,167,044	$38.10	741,649
(1)The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units or performance units, which have no exercise price.
(2)Calculations based on 2017 Equity Plan.
(3)Awards of equity are made pursuant to our 2017 Equity Plan which was approved by our Board of Directors and our stockholders on August 26, 2017. In fiscal 2019, the 2017 Equity Plan was amended to increase the shares of our common stock authorized and reserved for issuance to 615,066 shares. In fiscal 2020, the 2017 Equity Plan was amended and restated to, among other things, increase the shares of our common stock authorized and reserved for issuance to 1,414,889 shares. In fiscal 2021, the 2017 Equity Plan was amended and restated to increase the shares of our common stock authorized and reserved for issuance by 690,000 shares. In fiscal 2023, the 2017 Equity Plan was amended and restated to, among other things, increase the shares of our common stock authorized and reserved for issuance by 550,000 shares.
The remaining information required by this Item will appear in the 2023 Proxy Statement and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will appear in the 2023 Proxy Statement and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will appear in the 2023 Proxy Statement and is incorporated by reference herein.

PART IV.
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Financial Statements (see Part II, Item 8. Financial Statements and Supplementary Data)
2. Financial Statement Schedules
Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.
3. Exhibits
See the Exhibit Index.
Item 16. Form 10-K Summary.
Optional disclosure not included in this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
2.1	Assignment and Assumption Agreement	S-1	2.1	4/20/2018
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	6/7/2021
3.2	Amended and Restated Bylaws	S-1/A	3.2	6/8/2018
4.1	Form of Amended and Restated Series A Warrant Agreement	S-1/A	4.2	5/23/2018
4.2	Form of Amended and Restated Series A-1 Warrant Agreement	S-1/A	4.3	5/23/2018
4.3	Form of Amended and Restated Series A-2 Warrant Agreement	S-1/A	4.4	5/23/2018
4.4	Form of Representative’s Warrant	S-1/A	4.4	6/25/2018
4.5	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act of 1934	Filed herewith.
10.1†	Wells Fargo Credit Agreement	S-1	10.1	4/20/2018
10.2†	Amendment No. 6 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	10-K	10.2	3/30/2022
10.3±	Second Amended and Restated 2017 Equity Incentive Plan	10-Q	10.1	6/8/2022
10.4±	Form of Restricted Stock Units Agreement	S-1/A	10.3	5/23/2018
10.5	Amended and Restated Registration Rights Agreement	S-1	10.5	4/20/2018
10.6±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Shawn Nelson	S-1	10.6	4/20/2018
10.7±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Jack Krause	S-1	10.7	4/20/2018
10.8±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Donna Dellomo	S-1	10.8	4/20/2018
10.9±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Shawn Nelson	10-K	10.8	4/14/2021
10.10±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Jack Krause	10-K	10.9	4/14/2021
10.11±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Donna Dellomo	10-K	10.1	4/14/2021
10.12±	Second Amendment to Employment Agreement dated November 9, 2021, by and between The Lovesac Company and Jack A. Krause	8-K	10.2	11/12/2021
10.13±	Employment Agreement between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.1	11/12/2021
10.14±	Second Amendment to Employment Agreement dated March 24, 2022, by and between The Lovesac Company and Shawn Nelson	10-K	10.14	03/30/2022
10.15±	Second Amendment to Employment Agreement dated March 24, 2022, by and between The Lovesac Company and Donna Dellomo	10-K	10.15	03/30/2022

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.16±	Amended and Restated Employment Agreement dated March 23, 2023, by and between The Lovesac Company and Shawn Nelson	Filed herewith.
10.17±	Offer Letter between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.3	11/12/2021
10.18±	Mary Fox Resignation Letter from Board of Directors, dated November 9, 2021	8-K	10.4	11/12/2021
10.19±	Form of Stock Option Award Agreement	10-K	10.11	4/14/2021
10.20±	The Lovesac Company Annual Incentive Compensation Plan	10-Q	10.1	12/9/2021
10.21±	The Lovesac Company Director Compensation Policy	Filed herewith.
10.22†	Amendment No. 7 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	Filed herewith.
21.1	List of Subsidiaries	10-K	21.1	4/14/2021
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
23.2	Consent of Marcum LLP	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2023.

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

/s/ Shawn Nelson	March 29, 2023
Shawn Nelson
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donna Dellomo	March 29, 2023
Donna Dellomo
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Heyer	March 29, 2023
Andrew Heyer
Chairman and Director

/s/ Walter McLallen	March 29, 2023
Walter McLallen
Director

/s/ Sharon M. Leite	March 29, 2023
Sharon M. Leite
Director

/s/ Shirley Romig	March 29, 2023
Shirley Romig
Director

/s/ John Grafer	March 29, 2023
John Grafer
Director

/s/ Jack Krause	March 29, 2023
Jack Krause
Director

/s/ Vineet Mehra	March 29, 2023
Vineet Mehra
Director

THE LOVESAC COMPANY
FINANCIAL STATEMENTS
AS OF JANUARY 29, 2023 AND JANUARY 30, 2022 AND FOR THE YEARS ENDED JANUARY 29, 2023, JANUARY 30, 2022, AND JANUARY 31, 2021

THE LOVESAC COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of The Lovesac Company
Opinion on the Financial Statements
We have audited the accompanying balance sheet of The Lovesac Company (the “Company”) as of January 29, 2023, the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended January 29, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Barter Arrangements — Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company has a bartering arrangement with a third-party vendor, in which the Company sells returned open-box inventory in exchange for media credits. Barter sale transactions with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up from the Company’s warehouse. Fair value is estimated using various considerations including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on a marketing spend forecast. For the year ended January 29, 2023, the Company recognized $21.3 million of barter sales in exchange for media credits. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. As of January 29, 2023, the Company had $25.2 million of unused media credits and did not recognize any impairment.

We identified the barter arrangement as a critical audit matter because of the significant estimate and assumptions management makes to determine the transaction price based on the estimated fair value of the non-cash consideration received in exchange for the media credits. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimate of the fair value of the sale transaction price.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to barter arrangement included the following, among others:
•We tested the effectiveness of controls over the determination of the transaction price
•We read the underlying barter transaction agreement
•For a sample of barter sale transactions, we tested that the sale occurred and the estimated fair value of the sale transaction price, as follows:
◦Obtained shipping documents that evidenced the transfer of control of the related inventory
◦Compared management’s independent estimate of advertising costs to the actual advertising costs incurred under the barter arrangement from the third-party vendor
◦Compared the transaction price of the inventory sold through the bartering agreement to the transaction price of like inventory sold to other third-party customers
◦Tested the underlying assumptions to management’s analysis to determine their ability to utilize media credits by 1) making inquiries of management related to their projected advertising and media spend, 2) performing a lookback analysis of total marketing spend and specific marketing spend with the third-party vendor, and 3) comparing the forecasts to the amounts included in the overall business forecast as communicated to the Board of Directors
/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 29, 2023

We have served as the Company’s auditor since fiscal 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Lovesac Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Lovesac Company (the “Company”) as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material aspects, effective internal control over financial reporting as of January 29, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended January 29, 2023, of the Company and our report dated March 29, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Deloitte & Touche LLP

Stamford, Connecticut
March 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
The Lovesac Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Lovesac Company (the “Company”) as of January 30, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended January 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2022, and the results of its operations and its cash flows for each of the two years in the period ended January 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Marcum LLP

We have served as the Company’s auditor from 2017 to 2022.

Hartford, CT
March 30, 2022

THE LOVESAC COMPANY
BALANCE SHEETS
JANUARY 29, 2023 AND JANUARY 30, 2022

(amounts in thousands, except share and per share amounts)	2023	2022
Assets
Current Assets
Cash and cash equivalents	$43,533	$92,392
Trade accounts receivable	9,469	8,547
Merchandise inventories, net	119,962	108,493
Prepaid expenses and other current assets	21,077	15,726
Total Current Assets	194,041	225,158
Property and equipment, net	52,904	34,137
Operating lease right-of-use assets	138,271	100,891
Other Assets
Goodwill	144	144
Intangible assets, net	1,411	1,413
Deferred tax asset	9,420	9,836
Other assets	21,863	—
Total Other Assets	32,838	11,393
Total Assets	$418,054	$371,579
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$24,576	$33,247
Accrued expenses	23,392	40,497
Payroll payable	6,783	9,978
Customer deposits	6,760	13,316
Current operating lease liabilities	21,898	16,382
Sales taxes payable	5,430	5,359
Total Current Liabilities	88,839	118,779
Operating Lease Liabilities, long term	135,955	96,574
Line of Credit	—	—
Total Liabilities	$224,794	$215,353
Commitments and Contingencies (see Note 8)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of Jan 29, 2023 and Jan 30, 2022.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 15,195,698 shares issued and outstanding as of Jan 29, 2023 and 15,123,338 shares issued and outstanding as of Jan 30, 2022.	—	—
Additional paid-in capital	182,554	173,762
Accumulated income (deficit)	10,706	(17,536)
Stockholders’ Equity	193,260	156,226
Total Liabilities and Stockholders’ Equity	$418,054	$371,579

The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 29, 2023, JANUARY 30, 2022, AND JANUARY 31, 2021

(amounts in thousands, except per share data and share amounts)	2023	2022	2021
Net sales	$651,545	$498,239	$320,738
Cost of merchandise sold	305,719	224,894	145,966
Gross profit	345,826	273,345	174,772
Operating expenses
Selling, general and administration expenses	216,103	161,967	111,354
Advertising and marketing	79,864	65,078	41,925
Depreciation and amortization	10,842	7,859	6,613
Total operating expenses	306,809	234,904	159,892

Operating income	39,017	38,441	14,880
Interest expense, net	(117)	(179)	(67)
Net income before taxes	38,900	38,262	14,813
(Provision for) benefit from income taxes	(10,658)	7,638	(86)
Net income	$28,242	$45,900	$14,727

Net income per common share:
Basic	$1.86	$3.04	$1.01
Diluted	$1.77	$2.86	$0.96

Weighted average number of common shares outstanding:
Basic	15,198,754	15,107,958	14,610,617
Diluted	15,955,668	16,058,111	15,332,998

The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 29, 2023, JANUARY 30, 2022, AND JANUARY 31, 2021

	Common		Additional Paid-in	Accumulated (Deficit)
(amounts in thousands, except share amounts)	Shares	Amount	Capital	Income	Total
Balance - February 2, 2020	14,472,611	$—	$168,318	$(78,163)	$90,155
Net income	—	—	—	14,727	14,727
Equity-based compensation	—	—	4,681	—	4,681
Issuance of common stock for restricted stock	99,498	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(1,717)	—	(1,717)
Exercise of warrants	439,447	—	100	—	100
Balance - January 31, 2021	15,011,556	—	171,382	(63,436)	107,946
Net income	—	—	—	45,900	45,900
Equity-based compensation	—	—	5,859	—	5,859
Issuance of common stock for restricted stock	100,826	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,583)	—	(3,583)
Exercise of warrants	10,956	—	104	—	104
Balance - January 30, 2022	15,123,338	—	173,762	(17,536)	156,226
Net income	—	—	—	28,242	28,242
Equity-based compensation	—	—	10,450	—	10,450
Issuance of common stock for restricted stock	72,360	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(1,658)	—	(1,658)
Balance - January 29, 2023	15,195,698	$—	$182,554	$10,706	$193,260

The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 29, 2023, JANUARY 30, 2022, AND JANUARY 31, 2021

(amounts in thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net income	$28,242	$45,900	$14,727
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	10,454	7,154	6,100
Amortization of intangible assets	388	705	513
Amortization of deferred financing fees	164	91	88
Net loss on disposal of property and equipment	45	464	5
Impairment of long-lived assets	—	554	245
Equity-based compensation	10,450	5,859	4,681
Deferred rent	—	—	3,641
Non-cash lease expense	19,265	14,953	—
Deferred income taxes	416	(9,836)	—
Gain on recovery of insurance proceeds - lost profit margin	—	(632)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(921)	(4,034)	2,675
Merchandise inventories	(11,470)	(56,819)	(14,017)
Prepaid expenses and other current assets	890	(2,459)	(2,060)
Other assets	(21,459)	—	—
Accounts payable and accrued expenses	(33,002)	39,195	19,584
Operating lease liabilities	(18,281)	(14,400)	—
Customer deposits	(6,556)	7,323	4,339
Net Cash (Used in) Provided by Operating Activities	(21,375)	34,018	40,521
Cash Flows from Investing Activities
Purchase of property and equipment	(25,242)	(15,887)	(8,374)
Payments for patents and trademarks	(307)	(601)	(678)
Net Cash Used in Investing Activities	(25,549)	(16,488)	(9,052)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(1,658)	(3,583)	(1,717)
Proceeds from the exercise of warrants	—	104	100
Payment of deferred financing costs	(277)	—	(50)
Net Cash Used in Financing Activities	(1,935)	(3,479)	(1,667)
Net Change in Cash and Cash Equivalents	(48,859)	14,051	29,802
Cash and Cash Equivalents - Beginning	92,392	78,341	48,539
Cash and Cash Equivalents - End	$43,533	$92,392	$78,341
Supplemental Cash Flow Disclosures
Cash paid for taxes	$10,670	$1,121	$86
Cash paid for interest	$192	$95	$85
Non-cash investing activities:
Asset acquisitions not yet paid for at end of year	$4,103	$—	$—

The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation, and Summary of Significant Accounting Policies
Nature of Operations
The Lovesac Company (the “Company”, “we”, “us” or “our”)is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online sales directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, as well as through shop-in-shops and online pop-up-shops with third party retailers. As of January 29, 2023, the Company operated 195 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.
Basis of Presentation
The financial statements of the Company as of January 29, 2023 and January 30, 2022 and for the years ended January 29, 2023, January 30, 2022 and January 31, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.
Fiscal Year
The Company’s fiscal year is determined on a 52/53 week basis ending on the Sunday closest to February 1. Hereinafter, fiscal years ended January 29, 2023, January 30, 2022 and January 31, 2021 are referred to as fiscal 2023, 2022 and 2021, respectively. Fiscal 2023, 2022 and 2021 were 52-week fiscal years.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates and judgements on an ongoing basis based on historical experience, expectations of future events and various other factors we believe to be reasonable under the circumstances and revise them when necessary in the period the change is determined. Actual results may differ from the original or revised estimates.
Revenue Recognition
Our revenue consists substantially of product sales. The Company reports product sales net of discounts and recognized at a point in time when control transfers to the customer, which occurs when products are shipped. The Company excludes from the measurement of the transaction price all taxes assessed by governmental authorities collected from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). The Company applies the practical expedient for contracts with duration of one year or less and therefore does not consider the effects of the time value of money.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $158.0 million in fiscal 2023, $112.8 million in fiscal 2022, and $63.1 million in fiscal 2021.
Estimated refunds for returns are recorded using our historical return patterns, adjusting for any changes in returns policies and current product performance. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the statement of operations and an increase in inventory and customers return liability on the balance sheet. As of January 29, 2023 and January 30, 2022, we recorded a return liability of $4.5 million and $2.0 million within accrued expenses, and a corresponding asset for the net realizable value of inventory to be returned for $1.0 million and $0.4 million, respectively, in merchandise inventories on our Balance Sheet.
In some cases, deposits are received before the Company transfers control, resulting in the recognition of contract liabilities, reported as customer deposits on our Balance Sheet. As of January 29, 2023, and January 30, 2022, the Company recorded customer deposit liabilities the amount of $6.8 million and $13.3 million, respectively. During the years ended January 29, 2023, and January 30, 2022, the Company recognized $13.3 million and $6.0 million related to customer deposits from fiscal 2022 and 2021.
The Company offers its products through showrooms and through the Internet. The other channel predominantly represents sales through the use of online and in store pop-up shops, shop-in-shops, and barter inventory transactions. In store pop-up-shops are staffed with associates trained to demonstrate and sell our product. The following represents sales disaggregated by channel:

(in thousands)	2023	2022	2021
Showrooms	$398,550	$298,989	$146,150
Internet	176,519	150,622	151,065
Other	76,476	48,628	23,523
Total net sales	$651,545	$498,239	$320,738

The Company has no foreign operations and its sales to foreign countries was less than .01% of total net sales in fiscal 2023, 2022, and 2021.
The Company had no customers in fiscal 2023, 2022, or 2021 that comprise more than 10% of total net sales. See Note 11. Segment Information for net sales disaggregated by product.
Barter Arrangements
The Company has a bartering arrangement with a third-party vendor. The Company repurposes returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. Barter transactions with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up in our warehouse. Fair value is estimated using various considerations, including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on a marketing spend forecast. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. As the barter credits are expected to be utilized at various dates through their expiration dates, the Company will classify the amount expected to be utilized in the next fiscal year as current, which is included in Prepaid and Other Current Assets, with the remaining balance included as part of Other Assets on the balance sheet.
For the year ended January 29, 2023, and January 30, 2022, the Company recognized $21.3 million and $3.5 million, respectively, of barter sales in exchange for media credits. The Company had $25.2 million and $3.4 million of unused

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

media credits as of January 29, 2023, and January 30, 2022, respectively, and did not recognize any impairment. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.
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
Trade Accounts Receivable, net
Trade accounts receivable are stated at their estimated realizable amount and do not bear interest for which collectability is reasonably assured. Management determines the allowance for doubtful accounts by regularly evaluating individual customer accounts, considering the customer’s financial condition, and credit history, and general and industry current economic conditions. Trade accounts receivables are evaluated for collectability on a regular basis and an allowance is recorded, if necessary. Recoveries of amounts previously written off are recorded when received. Historically, collection losses have been immaterial as a significant portion of the Company’s receivables are related to individual credit card transactions and two wholesale customers. The Company recognized $0.4 million related to bad debt write-offs for fiscal 2023, and 2022, and recognized $0.8 million for fiscal 2021, respectively.
Breakdown of trade accounts receivable is as follows:

(in thousands)	As of January 29, 2023	As of January 30, 2022
Credit card receivables	$5,069	$3,186
Wholesale receivables	4,400	5,361
Total trade receivable, net	$9,469	$8,547
The Company had two wholesale customers that comprised 100% of wholesale receivables at January 29, 2023 and January 30, 2022, respectively.
Prepaid Expenses and Other Current Assets
The Company recognizes payments made for goods and services to be received in the near future as prepaid expenses and other current assets. Prepaid expenses and other current assets consist primarily of payments related to insurance premiums, deposits, prepaid rent, prepaid inventory, and other costs.
Merchandise Inventories, net
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
Gift Certificates and Merchandise Credits
The Company sells gift certificates and issues merchandise credits to its customers in the showrooms and through its website. Revenue associated with gift certificates and merchandise credits is deferred until redemption of the gift certificate

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

and merchandise credits. The Company did not recognize any breakage revenue in fiscal 2023, fiscal 2022 or fiscal 2021 as the Company continues to honor all outstanding gift certificates.
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
Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is reflected in operations for the period. The disposals generally relate to the decommissioning of aged assets, remodeled showrooms, and fixtures used during pop-up-shops. Expenditures for major betterments that extend the useful lives of property and equipment are capitalized.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identified net assets of each business acquired. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, a two-step approach is applied. There were no impairments during fiscal 2023, 2022, or 2021.
Intangible Assets, net
Intangible assets with finite useful lives, including patents, trademarks, and other intangible assets are being amortized on a straight-line basis over their estimated lives of 10 years, 3 years, and 5 years, respectively. Intangible assets with finite useful lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset might not be recovered. There were no impairments during fiscal 2023, 2022, or 2021.
Impairment of Long Lived Assets
Our long-lived assets consist of property and equipment and right-of-use assets from leases. Property and equipment includes leasehold improvements, and other tangible assets. Long-lived assets are reviewed for potential impairment at such time that events or changes in circumstances indicate that the carrying amount of an asset might not be recovered. We evaluate for impairment at the individual showroom level, which is the lowest level at which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we will first compare the carrying amount of the assets to the future undiscounted cash flows for the respective long-lived asset. If the estimated future cash flows are less than the carrying amounts of the assets, an impairment loss is measured as the excess of the carrying value over its fair value. We estimate fair value based on future discounted cash flow based on our historical operations of the showroom and estimates of future showroom profitability and economic conditions. These estimates include factors such as sales growth, gross margin, employment costs, lease escalation, and overall macroeconomic conditions, and are therefore subject to variability. Actual future results may differ from those estimates. If required, an impairment loss is recorded for that portion of the assets' carrying value in excess of fair value.

In fiscal 2023, the Company did not recognize any impairment charges associated with showroom-level right of use lease assets. During fiscals 2022 and 2021, the Company recorded impairment charges of $0.6 million and $0.2 million, respectively, associated with the assets of an underperforming retail locations. The impairments were recorded in selling, general and administrative in the Company’s Statements of Operations.

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Product Warranty
Depending on the type of merchandise, the Company offers either a three-year limited warranty or a lifetime warranty. The Company’s warranties require it to repair or replace defective products at no cost to the customer. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The Company periodically reviews the adequacy of its recorded warranty liability. Product warranty expense, without any reserve adjustments, was approximately $0.7 million, $0.5 million, and $0.7 million in fiscal 2023, 2022, and 2021. The increase in fiscal 2023 is related to an increase in warranty claims related to an increase in net sales. Warranty reserve was $0.7 million as of January 29, 2023 and January 30, 2022.
Leases
The Company adopted Accounting Standards Update (ASU) No.2016-02, Leases (ASC 842) during fiscal 2022. The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through January 2034. Leases with an initial term of twelve months or less are not recorded on the balance sheet and are expensed on a straight-line basis over the lease term in the Statements of Operations.
The Company determines if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Operating right-of-use assets represents the right to use an underlying asset pursuant to the lease for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease, both of which are recognized based on the present value of future minimum lease payments over the lease term at the commencement date, Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. We combine lease and non-lease components for our showroom real estate leases in determining the lease payments subject to the initial present value calculation.
The lease payments are discounted at the Company's incremental borrowing rate as the implicit rate in the lease is not readily determinable for most of the Company's leases, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We determine incremental borrowing rates as of the first day of each fiscal year and analyze changes in interest rates and the Company's credit profile to determine if the rates need to be updated during the fiscal year.
We recognize operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the showroom opening. When a lease contains a predetermined fixed escalation of the fixed rent, we recognize the related operating lease cost on a straight-line basis over the lease term. In addition, certain of our lease agreements include variable lease payments, such as payments based on a percentage of net sales that are in excess of a predetermined level and/or increases based on a change in the consumer price index or fair market value. These variable lease payments are excluded from minimum lease payments and are included in the determination of net lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term.
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

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

related expenses and public company expenses; and credit card transaction fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.
Employee Benefit Plan
In February 2017, the Company established the The Lovesac Company 401(k) Plan (the “401(k) Plan”) with elective deferrals beginning May 1, 2017. The 401(k) Plan calls for elective deferral contributions, safe harbor matching contributions and profit sharing contributions. All employees of the Company will be eligible to participate in the 401(k) Plan in the month following one (1) month of service and the employee is over age 21. Participants are able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. Employer contributions to the 401(k) Plan for fiscal 2023, fiscal 2022, and fiscal 2021 were approximately $1.3 million, $0.8 million, and $0.5 million, respectively.
Advertising and Marketing Expenses
Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. All advertising costs are expensed as incurred, or upon the release of the initial advertisement. Total advertising expenses were $79.9 million, $65.1 million, and $41.9 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
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
Equity-Based Compensation
The Company adopted the 2017 Equity Plan which provides for awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. Vesting is typically over a three or four-year period and is contingent upon continued employment with the Company on each vesting date.
The fair value of the restricted stock units is determined based on the closing price of the Company's common stock on the grant date and the expense is recognized over the service period. For performance based restricted stock units, the number of units received will depend on the achievement of financial metrics relative to the approved performance targets. For performance based restricted stock units, stock-based compensation expense is recognized based on expected achievement of performance targets. The Company recognizes forfeitures as they occur.
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

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

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
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period. Diluted net income (loss) per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods. In fiscal 2023, the effects of 640,256 unvested restricted stock units, and 281,750 common stock warrants were included in the diluted share calculation. The effects of 495,366 stock options were excluded in the diluted net income per common share calculation because the effects of including theses potentially dilutive shares was antidilutive.
In fiscal 2022, the effects of 533,333 unvested restricted stock units, 495,366 stock options and 281,750 common stock warrants were included in the diluted share calculation.
In fiscal 2021, the effects of 655,558 unvested restricted stock units and 293,973 common stock warrants were included in the diluted share calculation. The effects of 495,366 stock were excluded in the diluted net loss per common share calculation as the effects of including theses potentially dilutive shares was antidilutive.
Recent Accounting Pronouncements
The Company has considered all recent accounting pronouncements issued by the Financial Accounting Standards Board and they were considered to be not applicable or the adoption of such pronouncements will not have a material impact on the financial statements.
Note 2. Property and Equipment, net
Property and equipment as of January 29, 2023 and January 30, 2022 consists of (in thousands):

	Estimated Life	2023	2022
Office and store furniture, and equipment	5 Years	$8,933	$6,497
Software	3 Years	3,996	3,625
Leasehold improvements	Shorter of estimated useful life or lease term	60,964	40,788
Computers	3 Years	4,032	2,138
Tools, Dies, Molds	5 Years	868	764
Vehicles	5 Years	497	497
Construction in process	NA	6,329	2,765
Total		85,619	57,074
Accumulated depreciation and amortization		(32,715)	(22,937)
Property and equipment, net		$52,904	$34,137
Depreciation and amortization expense was $10.5 million, $7.2 million, and $6.1 million in fiscal 2023, 2022, and 2021, respectively.

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
JANUARY 29, 2023 AND JANUARY 30, 2022
Note 3. Intangible Assets, net
A summary of other intangible assets follows (in thousands):

		January 29, 2023
	Weighted-Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	7.6	$3,091	$(1,864)	$1,227
Trademarks	2.2	1,522	(1,338)	184
Other intangibles	—	840	(840)	—
Total		$5,453	$(4,042)	$1,411

		January 30, 2022
	Weighted-Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net carrying amount
Patents	8.1	$2,838	$(1,626)	$1,212
Trademarks	2.2	1,390	(1,189)	201
Other intangibles	—	840	(840)	—
Total		$5,068	$(3,655)	$1,413
Amortization expense was $0.4 million, $0.7 million, and $0.5 million in fiscal 2023, 2022, and 2021, respectively.
Expected amortization expense by fiscal year for these other intangible assets follows (in thousands):

2024	$356
2025	299
2026	225
2027	178
2028	139
Thereafter	214
$1,411

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS
Note 4. Prepaid Expenses and Other Current Assets
A summary of other prepaid and other current assets follows (in thousands):

	2023	2022

Tenant allowance receivable	$6,160	$2,781
Barter credits	3,770	3,407
Rebate receivable	2,780	226
Prepaid insurance	2,009	1,667
Prepaid catalog costs and related	1,557	4,794
Prepaid taxes	1,000	—
Prepaid software licenses	945	790
Deposits	662	421
Prepaid rent	505	62
Prepaid inventory	49	475
Other	1,640	1,103
	$21,077	$15,726
Note 5. Accrued Expenses
A summary of accrued expenses follows (in thousands):

	2023	2022

Accrued warehouse expenses	$5,625	$2,671
Customer return liability	4,483	2,026
Accrued professional fees	2,167	2,268
Accrued freight and shipping	2,131	23,683
Accrued occupancy	1,278	1,284
Accrued state income taxes	1,187	1,007
Accrued insurance	1,026	973
Accrued credit card fees	770	542
Accrued advertising fees	739	4,150
Warranty liability	721	689
Other accrued expenses	3,265	1,204
	$23,392	$40,497

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 6. Income Taxes

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the statements of operations are set forth below:

	2023	2022	2021
Current taxes:
U.S. federal	$6,990	$—	$—
State and local	3,252	2,198	86
Total current tax expense	$10,242	$2,198	$86

Deferred taxes:
U.S. federal	$1,322	$(7,254)	$—
State and local	(906)	(2,582)	—
Total deferred tax expense (benefit)	416	(9,836)	—
Total tax provision	$10,658	$(7,638)	$86
A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	2023	2022	2021
Provision (benefit) at federal Statutory rates	21.0%	21.0%	21.0%
State tax, net of federal provision (benefit)	4.3%	4.9%	3.3%
Non-deductible executive compensation	1.7%	1.9%	—%
Permanent adjustments	0.2%	—%	0.1%
Equity-based compensation	0.1%	(4.7)%	(2.8)%
Federal true-ups	0.1%	(0.4)%	0.4%
Change in valuation allowance	—%	(42.7)%	(21.4)%
Income tax provision	27.4%	(20.0)%	0.6%

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Significant components of the Company's deferred tax assets are as follows (in thousands):

	2023	2022
Deferred Income Tax Assets
Federal net operating loss carryforward	$—	$2,082
State net operating loss carryforward	595	1,403
Intangible assets	403	397
Accrued liabilities	2,952	3,243
Equity-based compensation	3,247	2,032
Merchandise inventories	726	689
Charitable Contributions	—	12
R&D Capitalization	1,920	—
Operating Lease Liabilities	40,814	29,129
Total Deferred Income Tax Assets	50,657	38,987
Deferred Income Tax Liabilities
Operating Lease Right of Use Asset	(36,224)	(26,726)
Property and equipment	(5,013)	(2,425)
Total Deferred Tax Liabilities	(41,237)	(29,151)
Net Deferred Income Tax Asset	$9,420	$9,836
At January 29, 2023, the Company did not have any net operating loss carryforwards available for federal income tax purposes. At January 30, 2022, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $9.9 million. In addition, the Company has approximately $9.4 million and $22.2 million of state net operating loss carryforwards as of January 29, 2023 and January 30, 2022, respectively. The state net operating losses expire at various times between 2031 and 2040. The statute of limitations has expired for all tax years prior to 2019 for federal and state tax purposes. However, the net operating losses generated on the Company's federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.
Prior to the fiscal 2022 year-end, the Company recorded a full valuation allowance on its net deferred tax assets, as it did not meet the more likely than not threshold required under ASC 740-10-30. For the year ended January 30, 2022, the Company reversed its full valuation allowance of $16.4 million, as it assessed and concluded that it met the more likely than not threshold of realizing its net deferred tax assets. The main forms of positive evidence to support the valuation allowance release were the substantial realization of its net operating loss carryforwards and cumulative three years of income. As of January 29, 2023, the Company did not record a valuation allowance against its net deferred tax assets, due to its assessment and conclusion that it is more likely than not that it would realize its net deferred tax assets.
As of January 29, 2023 and January 30, 2022, the Company assessed and concluded that it does not have any unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no interest or penalties during fiscal years 2023, 2022, and 2021, and we do not anticipate any such items during the next twelve months. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the statements of operations. The IRS is auditing the Company's fiscal 2019 federal income tax return. The Company has been responding to information requests and at this time, the Internal Revenue Service (IRS) has not proposed any adjustments.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. The Company assessed and concluded that the Inflation Reduction Act did not have an impact to the financials as of January 29, 2023, and will continue to monitor the impact of the changes.

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. These changes in tax laws did not have a material impact on the Company’s results of operations for the year ended January 30, 2022. For the year ended January 29, 2023 due to the capitalization of research and development expenditures, the Company’s current federal taxable income increased by approximately $7.7 million with a corresponding increase in the Company’s deferred tax assets. The Company will continue to monitor the impact of changes in tax legislation.
Note 7. Leases
During fiscal 2022, the Company adopted ASC No. 2016-02, Leases (Topic 842). Components of lease expense were as follows (in thousands):

	2023	2022
Operating lease expense	$24,173	$18,902
Variable lease expense	16,207	12,439
Short term lease expense	721	336
Total lease expense	$41,101	$31,677
Variable lease expense includes index-based changes in rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
The Company’s weighted average lease term and weighted average discount rates are as follows:

	For the year ended
	2023	2022
Weighted average remaining lease term (in years)
Operating Leases	7.4	6.29
Weighted average discount rate
Operating Leases	4.10%	3.44%
During the fiscal year ended January 29, 2023, we did not recognize any impairment charges associated with showroom-level right-of-use assets. During the fiscal year ended January 30, 2022, we recognized impairment charges totaling $0.6 million associated with showroom-level ROU assets that were included as part of selling, general and administrative expenses. We did not recognize any impairment charges with showroom-level right-of-use assets during the fiscal year ended January 31, 2021 as we did not adopt ASC 842 until fiscal year 2022.

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Future minimum lease payments under non-cancelable leases as of January 29, 2023 were as follows (in thousands):

2024	$27,671
2025	26,759
2026	24,447
2027	22,083
2028	19,747
Thereafter	62,832
Total undiscounted future minimum lease payments	183,539
Less: imputed interest	(25,686)
Total present value of lease obligations	157,853
Less: current operating lease liability	(21,898)
Operating lease liability- long term	$135,955
Supplemental cash flow information and non-cash activity related to our operating leases is as follows (in thousands):

	2023	2022
Operating cash flow information:
Cash paid for operating lease liabilities	$23,724	$14,400
Non-cash activities
Net additions to right-of-use assets obtained in exchange for lease obligations	$56,099	$116,048
Note 8. Commitments, Contingencies and Related Parties
Legal Contingency
The Company is involved in various legal proceedings in the ordinary course of business. Where appropriate, the Company has made accruals with respect to these matters, however, for cases where liability is not probable or the amount cannot be reasonably estimated, accruals have not been made. Management cannot presently predict the outcome of these matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s financial position, results of operations or cash flows.
The Company received management services from Mistral Capital Management, LLC (“Mistral”) under a contractual agreement that ended on January 31, 2021. One of our directors is a member and principal of Mistral. There were no management fees incurred in fiscal 2023 or fiscal 2022, and management fees totaled approximately $0.4 million in fiscal 2021, and are included in selling, general and administrative expenses. There were no amounts payable to Mistral as of January 29, 2023 or January 30, 2022. There were less than $0.1 million in amounts payable to Mistral as of January 31, 2021.
The Company also received management services from Satori Capital, LLC (“Satori”) under a contractual agreement that ended on January 31, 2021. One of our directors is a partner at Satori. There were no management fees incurred in fiscal 2023 or fiscal 2022 and management fees totaled approximately $0.1 millions in fiscal 2021 and are included in selling, general and administrative expenses. There were no amounts payable to Satori as of January 29, 2023 or January 30, 2022. Amounts payable to Satori as of January 31, 2021 were less than $0.1 million consisting of management fees which were included in accounts payable in the accompanying balance sheet as of January 31, 2021.
The Company engaged Blueport Commerce (“Blueport”), a company owned in part by investment vehicles affiliated with Mistral, as an ecommerce platform in February 2018. The Company terminated the Blueport contract in fiscal 2021 in

THE LOVESAC COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

order to launch a new enhanced ecommerce platform. There were no fees incurred in fiscal 2023 or 2022. There was $2.1 million of fees incurred with Blueport for sales transacted through the platform and an early termination fee of $0.7 million during fiscal 2021. There were no amounts payable as of January 29, 2023, January 30, 2022, or January 31, 2021.

Recovery of Insurance Proceeds

During fiscal year 2022, a warehouse the Company had inventory in was damaged by fire and qualified for a loss recovery claim. The Company disposed of inventory of approximately $0.6 million. The Company reached an agreement with its insurance carrier and the Company received a cash insurance recovery of approximately $1.2 million for the reimbursement of lost inventory and profit margin. Accordingly, the Company recognized a gain of approximately $0.6 million related to the recovery of lost profit margin and is included in the accompanying statements of operations as a reduction to cost of goods sold. No other insurance proceeds were received during the periods presented.
Note 9. Stockholders' Equity
Common Stock Warrants
On June 29, 2018, the Company issued 281,750 warrants with a five-year term to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company's IPO. The warrants remain outstanding as of January 29, 2023. Warrants may be exercised on a cashless basis, where the holders receive fewer shares of common stock in lieu of a cash payment to the Company. In fiscal 2023, there were no exercises of warrants. In fiscal 2022, 5,625 warrants were exercised, which resulted in the issuance of 10,956 common shares. There were 98 warrants that expired as of January 30, 2022. In fiscal 2021, 738,897 warrants were exercised on a cashless basis and resulted in the issuance of 439,447 common shares.
The following represents warrant activity during fiscal 2023, 2022, and 2021:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Outstanding at February 2, 2020	16.83	1,039,120	1.93
Warrants issued	—	—	—
Expired and canceled	—	—	—
Exercised	16.00	(745,147)	0.41
Outstanding at January 31, 2021	19.07	293,973	2.57
Warrants issued	—	—	—
Expired and canceled	9.83	(98)	—
Exercised	16.00	(12,125)	0.09
Outstanding at January 30, 2022	19.20	281,750	1.41
Warrants issued	—	—	—
Expired and canceled	—	—	—
Exercised	—	—	—
Outstanding at January 29, 2023	$19.20	281,750	0.41
Equity Incentive Plans
The Company adopted the 2017 Equity Plan which provides for awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. In June 2020,

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

the stockholders of the Company approved an amendment to the 2017 Equity Plan that increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan by 690,000 shares of common stock. The number of shares of common stock reserved for issuance under the 2017 Equity Plan increased from 1,414,889 to 2,104,889 shares of common stock. In fiscal 2023, the 2017 Equity Plan was amended and restated to, among other things, increase the shares of our common stock authorized and reserved for issuance by 550,000 shares, which increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan to 2,654,889 shares of common stock.
Stock Options
In June 2019, the Company granted 495,366 nonstatutory stock options to certain officers of the Company with an option price of $38.10 per share. 100% of the stock options are subject to vesting on the third anniversary of the date of grant if the officers are still employed by the Company and the average closing price of the Company’s common stock for the prior 40 consecutive trading days has been at least $75 by the third anniversary of the grant. Both the employment and the market condition were required to be satisfied no later than June 5, 2022 or the options would terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The stock options were modified to extend the term of the options through June 5, 2024. This resulted in additional compensation of approximately $0.9 million, of which, $0.3 million was recorded upon modification and the remaining expense was recognized over the remaining expected term. The market condition was met on June 5, 2021, which was the date on which the average closing price of the Company’s common stock had been at least $75 for 40 consecutive trading days. As a result of the market condition being met, the Company accelerated the amortization and recognized additional stock-based compensation expense during fiscal year 2022 of approximately $0.9 million. The awards vested and became exercisable on June 5, 2022.
The following summarizes the activity of our stock options as of January 29, 2023, January 30, 2022, and January 31, 2021 and the changes during fiscal years then ended (in thousands, except share and per share amounts) :

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at February 2, 2020	495,366	$38.10	2.34	$—
Granted	—	—
Canceled and forfeited	—	—
Outstanding at January 31, 2021	495,366	38.10	3.35	9,135
Granted	—	—
Canceled and forfeited	—	—
Outstanding at January 30, 2022	495,366	38.10	2.35	6,162
Granted	—	—
Canceled and forfeited	—	—
Outstanding and exercisable at January 29, 2023	495,366	$38.10	1.35	$—

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Restricted Stock Units
The following table summarizes the activity for the Company's unvested restricted stock units as of January 29, 2023, January 30, 2022, January 31, 2021, and changes during fiscal years then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2020	183,053	$21.34
Granted	627,940	16.94
Forfeited	(5,701)	11.86
Vested	(149,734)	16.24
Unvested at January 31, 2021	655,558	18.86
Granted	94,985	78.53
Forfeited	(42,516)	22.67
Vested	(174,694)	19.57
Unvested at January 30, 2022	533,333	28.41
Granted	289,625	44.20
Forfeited	(62,186)	29.09
Vested	(120,516)	36.03
Unvested at January 29, 2023	640,256	$34.50

Equity-based compensation expense was approximately $10.5 million, $5.9 million, and $4.7 million for fiscal 2023, 2022, and 2021 respectively. In fiscal 2023, The Company recognized $4.3 million related to performance stock units granted in fiscal 2021 with a three year term, which met the performance target of $550 million in net sales and $50 million in Adjusted EBITDA for fiscal 2023.

The total unrecognized equity based compensation cost related to unvested restricted stock unit awards was approximately $4.2 million as of January 29, 2023 and will be recognized in operations over a weighted average period of 1.95 years.
Note 10. Financing Arrangements
Credit Line
On February 6, 2018, the Company established a line of credit with Wells Fargo Bank. The line of credit allowed the Company to borrow up to $25.0 million and matured on February 2023. As of January 30, 2022, the Company’s borrowing availability under the line of credit was $22.5 million, and there were no borrowings outstanding on this line of credit.
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

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Under the amended line of credit, the Company may elect that revolving loans bear interest at either a base rate or a term SOFR based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the line of credit and ranging from 0.50% to 0.75% for borrowings accruing interest at a base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the line of credit. As of January 29, 2023, the Company’s borrowing availability under the line of credit was $36.0 million, no borrowings outstanding, and the Company was in compliance with required covenants.
On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged.
Note 11. Segment Information
Segments are reflective of how the chief operating decision maker ("CODM") reviews operating results for the purpose of allocating resources and assessing performance. The CODM group of the Company are the Chief Executive Officer and the President and Chief Operating Officer. The Company's operating segments are the sales channels, which share similar economic and other qualitative characteristics, and are aggregated together as one reportable segment.
The Company’s sales by product which are considered one segment are as follows:

	2023	2022	2021
Sactionals	$584,815	$436,588	$271,018
Sacs	55,145	52,478	44,975
Other	11,585	9,173	4,745
Total net sales	$651,545	$498,239	$320,738