Form 10-Q
period 2023-04-30
Lovesac Co
filed 2023-06-09
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2023, there were 15,216,988 shares of common stock, $0.00001 par value per share, outstanding.

THE LOVESAC COMPANY
FORM 10-Q
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 30, 2023
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

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, political instability, civil unrest, armed hostilities (including the conflict in Ukraine), natural and man-made disasters, pandemics or other public health crises, such as the COVID-19 pandemic and related variants, or other catastrophic events; the impact of changes or declines in consumer spending and increases in interest rates and inflation on our business, sales, results of operations and financial condition; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our ability to improve our products and develop new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; any inability to implement and maintain effective internal control over financial reporting or inability to remediate any internal controls deemed ineffective; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate, our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.

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
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS

	April 30, 2023	January 29, 2023
(amounts in thousands, except share and per share amounts)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$45,125	$43,533
Trade accounts receivable	18,447	9,469
Merchandise inventories, net	106,819	119,962
Prepaid expenses and other current assets	17,306	21,077
Total Current Assets	187,697	194,041
Property and equipment, net	59,219	52,904
Operating lease right-of-use assets	142,463	138,271
Other Assets
Goodwill	144	144
Intangible assets, net	1,445	1,411
Deferred tax asset	10,750	9,420
Other assets	26,318	21,863
Total Other Assets	38,657	32,838
Total Assets	$428,036	$418,054
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$32,165	$24,576
Accrued expenses	16,765	23,392
Payroll payable	6,582	6,783
Customer deposits	15,372	6,760
Current operating lease liabilities	22,160	21,898
Sales taxes payable	3,878	5,430
Total Current Liabilities	96,922	88,839
Operating Lease Liabilities, long-term	141,868	135,955
Line of Credit	—	—
Total Liabilities	238,790	224,794
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of April 30, 2023 and January 29, 2023.	—	—
Common Stock $.00001 par value, 40,000,000 shares authorized, 15,217,120 shares issued and outstanding as of April 30, 2023 and 15,195,698 shares issued and outstanding as of January 29, 2023.	—	—
Additional paid-in capital	182,770	182,554
Accumulated earnings	6,476	10,706
Stockholders’ Equity	189,246	193,260
Total Liabilities and Stockholders’ Equity	$428,036	$418,054
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	April 30, 2023	May 1, 2022
Net sales	$141,193	$129,380
Cost of merchandise sold	70,489	63,272
Gross profit	70,704	66,108
Operating expenses
Selling, general and administration expenses	56,838	44,901
Advertising and marketing	16,913	15,901
Depreciation and amortization	2,822	2,661
Total operating expenses	76,573	63,463

Operating (loss) income	(5,869)	2,645
Interest income (expense), net	341	(35)
Net (loss) income before taxes	(5,528)	2,610
Benefit from (provision for) income taxes	1,298	(715)
Net (loss) income	$(4,230)	$1,895

Net (loss) income per common share:
Basic	$(0.28)	$0.13
Diluted	$(0.28)	$0.12

Weighted average number of common shares outstanding:
Basic	15,230,763	15,155,378
Diluted	15,230,763	16,173,339

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2023 AND MAY 1, 2022
(unaudited)

	Common		Additional Paid-in Capital	Accumulated (Deficit) Income	Total
(amounts in thousands, except share amounts)	Shares	Amount
Balance - January 30, 2022	15,123,338	$—	$173,762	$(17,536)	$156,226
Net income	—	—	—	1,895	1,895
Equity based compensation	—	—	1,163	—	1,163
Vested restricted stock units	1,704	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(47)	—	(47)
Balance - May 1, 2022	15,125,042	$—	$174,878	$(15,641)	$159,237

Balance - January 29, 2023	15,195,698	$—	$182,554	$10,706	$193,260
Net loss	—	—	—	(4,230)	(4,230)
Equity based compensation	—	—	686	—	686
Vested restricted stock units	21,422	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(470)	—	(470)
Balance - April 30, 2023	15,217,120	$—	$182,770	$6,476	$189,246

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(amounts in thousands)	April 30, 2023	May 1, 2022
Cash Flows from Operating Activities
Net (loss) income	$(4,230)	$1,895
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,697	2,575
Amortization of other intangible assets	125	86
Amortization of deferred financing fees	42	29
Equity based compensation	686	1,163
Non-cash operating lease cost	5,308	4,184
Deferred income taxes	(1,330)	523
Changes in operating assets and liabilities:
Trade accounts receivable	(8,978)	2,134
Merchandise inventories	13,143	(14,515)
Prepaid expenses and other current assets	5,971	270
Other assets	(4,455)	—
Accounts payable and accrued expenses	(5,785)	(10,359)
Operating lease liabilities	(5,515)	(4,062)
Customer deposits	8,612	(5,709)
Net Cash Provided by (Used in) Operating Activities	6,291	(21,786)
Cash Flows from Investing Activities
Purchase of property and equipment	(4,177)	(5,893)
Payments for patents and trademarks	—	(125)
Net Cash Used in Investing Activities	(4,177)	(6,018)
Cash Flows from Financing Activities
Payment of deferred financing costs	(52)	(161)
Taxes paid for net share settlement of equity awards	(470)	(47)
Net Cash Used in Financing Activities	(522)	(208)
Net Change in Cash and Cash Equivalents	1,592	(28,012)
Cash and Cash Equivalents - Beginning	43,533	92,392
Cash and Cash Equivalents - Ending	$45,125	$64,380
Supplemental Cash Flow Disclosures
Cash paid for taxes	$—	$905
Cash paid for interest	$30	$33
Non-cash investing activities:
Asset acquisitions not yet paid for at period end	$4,994	$—
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2023 AND MAY 1, 2022
Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The balance sheet of The Lovesac Company (the “Company”, “we”, “us” or “our”) as of January 29, 2023, which has been derived from our audited financial statements as of and for the 52-week year ended January 29, 2023, and the accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed financial statements. Such adjustments are of a normal, recurring nature. These condensed financial statements should be read in conjunction with the Company’s financial statements filed in its Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen weeks ended April 30, 2023 and May 1, 2022 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online net sales directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, as well as through shop-in-shops and online pop-up-shops with third party retailers. As of April 30, 2023, the Company operated 211 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.
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

Employee Benefit Plan
In February 2017, the Company established the The Lovesac Company 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All associates of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The Company's contributions to the 401(k) Plan were $0.5 million and $0.4 million for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.
Note 2. Revenue Recognition
The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. During the thirteen weeks ended April 30, 2023 and May 1, 2022, shipping and handling costs were $37.8 million and $34.9 million, respectively.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed statements of operations and an increase in inventory and customers returns liability on the condensed balance sheets. There was a returns allowance recorded on the condensed balance sheet in the amount of $2.1 million as of April 30, 2023 and $4.5 million as of January 29, 2023, which was included in accrued expenses and $0.5 million as of April 30, 2023 and $1.0 million as of January 29, 2023, associated with sales returns included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company’s condensed balance sheet. As of April 30, 2023 and January 29, 2023, the Company recorded under customer deposit liabilities the amount of $15.4 million and $6.8 million respectively. During the thirteen weeks ended April 30, 2023 and May 1, 2022, the Company recognized approximately $6.8 million and $13.3 million, respectively, related to our customer deposits.
The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms, which includes mobile concierge and kiosks, and through the internet. The Other channel predominantly represents net sales through the use of online pop-up-shops and shop-in-shops that are staffed with associates trained to demonstrate and sell our product. The following represents net sales disaggregated by channel:

	Thirteen weeks ended
(amounts in thousands)	April 30, 2023	May 1, 2022
Showrooms	$83,574	$81,254
Internet	40,225	31,255
Other	17,394	16,871
	$141,193	$129,380
The Company has no foreign operations and its net sales to foreign countries was less than .01% of total net sales in both fiscal 2024 and 2023.  The Company had no customers that comprise more than 10% of total net sales for the thirteen weeks ended April 30, 2023 and May 1, 2022.
See Note 9 for sales disaggregated by product.

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
During the thirteen weeks ended April 30, 2023 and May 1, 2022, the Company recognized $4.1 million and $2.6 million, respectively, of barter sales in exchange for media credits.
The Company had $28.5 million and $25.2 million of unused media credits as of April 30, 2023 and January 29, 2023, respectively, and did not recognize any impairment. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.
Note 3. Income Taxes
The Company recorded an income tax benefit of $1.3 million and income tax expense of $0.7 million for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively. The effective tax rate was 23.5% for the thirteen weeks ended April 30, 2023 as compared to 27.4% for the thirteen weeks ended May 1, 2022. The effective tax rate for the thirteen weeks ended April 30, 2023 and May 1, 2022 varies from the 21% federal statutory tax rate primarily due to state taxes.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.
Note 4. Basic and Diluted Net (Loss) Income Per Common Share
Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the period. Diluted net income per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods. In periods of loss, there are no potentially dilutive common shares to add to the weighted average number of common shares outstanding.
For the thirteen weeks ended April 30, 2023, the effects of 1,283,449 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options, and warrants to purchase 281,750 shares of common stock were excluded from the diluted net loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.
For the thirteen weeks ended May 1, 2022, the effects of 767,023 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options, and warrants to purchase 281,750 shares of common stock were included in the diluted share calculation.

Note 5. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended
	April 30, 2023	May 01, 2022
Operating lease expense	$7,004	$5,334
Variable lease expense	2,041	2,197
Short term lease expense	240	179
Total lease expense	$9,285	$7,710
Variable lease expense includes index-based changes in rent, maintenance, real estate taxes, insurance and other variable charges.
The Company’s weighted average lease terms and weighted average discount rates are as follows:

	Thirteen weeks ended
	April 30, 2023	May 01, 2022
Weighted average remaining lease term (in years)
Operating Leases	7.5	7.2

Weighted average discount rate
Operating Leases	4.42%	3.97%
We did not recognize any impairment charges associated with showroom-level right-of-use assets during the thirteen weeks ended April 30, 2023 or May 1, 2022.
Future minimum lease payments under non-cancelable leases as of April 30, 2023 were as follows (in thousands):

(amounts in thousands)
2024	$21,684
2025	28,644
2026	26,237
2027	23,905
2028	21,605
Thereafter	73,411
Total undiscounted future minimum lease payments	195,486
Less: imputed interest	(31,458)
Total present value of lease obligations	164,028
Less: current operating lease liability	(22,160)
Operating lease liability- long term	$141,868

Supplemental Cash Flow information and non-cash activity related to our operating leases is as follows (in thousands):

	Thirteen weeks ended
(amounts in thousands)	April 30, 2023	May 01, 2022
Operating cash flow information:
Amounts paid on operating lease liabilities	$6,945	$4,062
Non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$12,106	$12,513
Note 6. Commitments and Contingencies
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
Note 7. Financing Arrangements
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
On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 2024. All other terms of the credit agreement remain unchanged. As of April 30, 2023 and January 29, 2023, the Company’s borrowing availability under the line of credit with Wells was $36.0 million. As of April 30, 2023 and January 29, 2023, there were no borrowings outstanding on this line of credit.
Note 8. Stockholders' Equity
Common Stock Warrants
On June 29, 2018, the Company issued 281,750 warrants with a five-year term to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company's IPO. The warrants remain outstanding as of April 30, 2023. Warrants may be exercised on a cashless basis, where the holders receive fewer shares of common stock in lieu of a cash payment to the Company. There were no warrants issued, exercised, or expired and canceled for the thirteen weeks ended April 30, 2023 and May 1, 2022. As of April 30, 2023, 281,750 warrants remain outstanding with an average exercise price of $19.20 and a weighted average remaining contractual life of 0.16 years. As of May 1, 2022, 281,750 warrants remain outstanding with an average exercise price of $19.20 and a weighted average remaining contractual life of 1.16 years.
Equity Incentive Plan
The Company adopted the Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. In fiscal 2024, the 2017 Equity Plan was amended and restated to increase the shares of our common stock authorized and reserved for issuance by 225,000 shares, which increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan to 2,879,889 shares of common stock as of April 30, 2023.

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
There were no stock options issued, exercised, or expired and canceled for the thirteen weeks ended April 30, 2023 and May 1, 2022. As of April 30, 2023, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 1.10 years, and no intrinsic value. As of May 1, 2022, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 2.1 years and intrinsic value of $8.05.

Restricted Stock Units
A summary of the status of our unvested restricted stock units as of April 30, 2023 and May 1, 2022, and changes during the thirteen weeks then ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at January 29, 2023	640,256	$34.50
Granted	693,989	26.97
Forfeited	(12,888)	35.17
Vested	(37,908)	46.22
Unvested at April 30, 2023	1,283,449	$30.07

	Number of shares	Weighted average grant date fair value
Unvested at January 30, 2022	533,333	$28.41
Granted	256,329	46.11
Forfeited	(20,159)	22.88
Vested	(2,480)	16.57
Unvested at May 1, 2022	767,023	$34.31
Equity based compensation expense was approximately $0.7 million and $1.2 million for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.
The total unrecognized equity-based compensation cost related to unvested stock option and restricted unit awards was approximately $7.0 million as of April 30, 2023 and will be recognized in operations over a weighted average period of 2.4 years.

In March 2023, Shawn Nelson, our Chief Executive Officer, received a one-time performance and retention long-term incentive grant of 235,000 Restricted Stock Units (the “RSU Grant”) pursuant to the 2017 Equity Plan and Mr. Nelson’s Restricted Stock Units Agreement and Grant Notice (the “RSU Agreement”). The RSU Grant vests on the later to occur of (i) the fifth anniversary of the date of grant so long as, (x) on or prior to such date (subject to certain limited extensions), the Company has achieved a specified level of performance with respect to share price and net sales, and (y) Mr. Nelson remains in continuous service with the Company as Chief Executive Officer through such date; or (ii) if the specified level of performance with respect to net sales is not achieved on or prior to the fifth anniversary of the date of grant, but the other conditions in subclause (i) are achieved, the first date that such specified level of performance with respect to net sales is achieved, so long as it is achieved on or prior to the seventh anniversary of the date of grant and so long as Mr. Nelson remains in continuous service with the Company through such date. Except in the event of termination of employment as defined in the 2017 Equity Plan, the RSU Grant will be settled in shares of common stock of the Company on the first anniversary of the applicable vesting date. The RSU grant was valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The expense will be recognized on a straight-line basis over the longest of the derived, explicit, or implicit service period.
Note 9. Segment Information
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
The Company’s sales by product which are considered one segment are as follows:

	Thirteen weeks ended
	April 30, 2023	May 1, 2022
(amounts in thousands)
Sactionals	$127,903	$115,002
Sacs	10,737	11,927
Other	2,553	2,451
	$141,193	$129,380

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 29, 2023. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the Forward-Looking Statements section herein and set forth below and those discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent report on Form 10-K filed with the Securities and Exchange Commission.
We operate on a 52- or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended February 4, 2024 will consist of 53 weeks.
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
Marco-Economic Factors and COVID-19
There are a number of macro-economic factors and uncertainties affecting the overall business environment and our business, including increased inflation, rising interest rates, housing market conditions, consumer debt, the conflict in Ukraine and uncertainties in the global financial markets. These factors may have a negative impact on markets in which we operate, including the potential for an economic recession, a continued downturn in the housing market, disruption in the U.S. banking system, and a reduction in consumer discretionary spending. We believe that these macro-economic factors have contributed to the slowdown in demand that we have experienced in our business which may continue. Although the impact of the COVID-19 pandemic has generally improved, there are uncertainties around the scope and severity of the pandemic and its variants, its impact on the global economy, including supply chains and labor in the countries in which we manufacture and source materials, and other business disruptions that may impact our operating results and financial condition.

Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 90.6% and 88.9% of our net sales for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.

In October 2021, we introduced the new Sactionals StealthTech Sound + Charge product line. This unique innovation features immersive surround sound by Harman Kardon and convenient wireless charging, all seamlessly embedded and hidden inside the adaptable Sactionals platform. The System includes two Sound + Charge Sides each with embedded front- and rear-firing Harman Kardon speakers, a Subwoofer that easily integrates into a Sactionals Seat Frame and a Center Channel, all working in unison to deliver captivating surround sound that is completely hidden from view.
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. Our Sacs represented 7.6% and 9.2% of our net sales for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.
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
•Showrooms. We market and sell our products through 211 showroom locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 44 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. We are updating and remodeling many of our showrooms to reflect our new showroom concept, which emphasizes our unique product platform, and is the standard for new showrooms. Our new showroom concept utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 59.2% of total net sales for the thirteen April 30, 2023, down from 62.8% of total net sales for the thirteen weeks ended May 1, 2022.

•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales generated by this channel accounted for 28.5% of total net sales for the thirteen weeks ended April 30, 2023, up from 24.2% of total net sales for the thirteen weeks ended May 1, 2022, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online, pop-up-shops, shop-in-shops, and barter inventory transactions. Our barter inventory transactions with a third party vendor are part of our Circle to Customer ("CTC"), Designed for Life and Environmental, Social and Governance ("ESG") initiatives. CTC is our operational philosophy in which business processes, including the design of our products, are optimized for looped (circle) and/or local operations. We repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. We operated 2 online pop-up-shops on Costco.com for the thirteen weeks ended April 30, 2023, and 2 for the thirteen weeks ended May 1, 2022. We operated 23 Best Buy shop-in-shops for the thirteen weeks ended April 30, 2023, up from 22 for the thirteen weeks ended May 1, 2022. Other net sales which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions accounted for 12.3% of our total net sales for the thirteen weeks ended April 30, 2023, down from 13.0% of our total net sales for the thirteen weeks ended May 1, 2022.
SELECTED CONDENSED FINANCIAL INFORMATION
The following tables present our summary condensed financial and other data as of and for the periods indicated. The condensed statement of operations data for the thirteen weeks ended April 30, 2023 and May 1, 2022, the condensed statement of cash flow data for the thirteen weeks ended April 30, 2023 and May 1, 2022 and the summary condensed balance sheet data as of April 30, 2023, are derived from our unaudited condensed financial statements included elsewhere in this Quarterly Report filed on Form 10-Q and have been prepared on the same basis as the audited condensed financial statements.
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

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	April 30, 2023	May 1, 2022
Condensed Statement of Operations Data:
Net sales
Showrooms	$83,574	$81,254
Internet	40,225	31,255
Other	17,394	16,871
Total net sales	141,193	129,380

Cost of merchandise sold	70,489	63,272

Gross profit	70,704	66,108
Operating expenses
Selling, general and administrative expenses	56,838	44,901
Advertising and marketing	16,913	15,901
Depreciation and amortization	2,822	2,661

Total operating expenses	76,573	63,463

Operating (loss) income	(5,869)	2,645

Interest income (expense), net	341	(35)

Net (loss) income before taxes	(5,528)	2,610

Benefit from (provision for) income taxes	1,298	(715)

Net (loss) income	$(4,230)	$1,895
Net (loss) income attributable to common stockholders	$(4,230)	$1,895

Net (loss) income per common share:
Basic (1)	$(0.28)	$0.13
Diluted (1)	$(0.28)	$0.12

Weighted average number of common shares outstanding:
Basic	15,230,763	15,155,378
Diluted	15,230,763	16,173,339

	Thirteen weeks ended
(dollars in thousands)	April 30, 2023	May 1, 2022

EBITDA (2)(3)	$(3,047)	$5,306
Adjusted EBITDA (2)(3)	$(2,356)	$6,373

	As of
(amounts in thousands)	April 30, 2023	January 29, 2023

Balance Sheet Data:
Cash and cash equivalents	$45,125	$43,533
Working capital	90,775	105,202
Total assets	428,036	418,054
Total liabilities	238,790	224,794
Total stockholders’ equity	189,246	193,260

	Thirteen weeks ended
(amounts in thousands)	April 30, 2023	May 1, 2022

Condensed Statement of Cash flow Data:
Net Cash Provided by (Used in) Operating Activities	$6,291	$(21,786)
Net Cash Used in Investing Activities	(4,177)	(6,018)
Net Cash Used in Financing Activities	(522)	(208)
Net change in cash and cash equivalents	1,592	(28,012)
Cash and cash equivalents at the end of the period	45,125	64,380
(1)For the calculation of basic and diluted net income per share, see Note 4 and Note 8 to our condensed financial statements.
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

(3)We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation expense and certain other charges and gains that we do not believe reflect our underlying business performance.
Reconciliation of Non-GAAP Financial Measures
The following provides a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
(amounts in thousands)	April 30, 2023	May 1, 2022
Net (loss) income	$(4,230)	$1,895
Interest (income) expense, net	(341)	35
Income tax (benefit) expense	(1,298)	715
Depreciation and amortization	2,822	2,661
EBITDA	(3,047)	5,306
Equity-based compensation (a)	744	1,172
Other non-recurring expenses (b)	(53)	(105)
Adjusted EBITDA	$(2,356)	$6,373
(a)Represents expenses, such as compensation expense and employer taxes related to RSU equity vesting and exercises associated with stock options and restricted stock units granted to our associates and board of directors. Employer taxes are included as part of selling, general and administrative expenses on the Statements of Operations.
(b)Other non-recurring expenses in the thirteen weeks ended April 30, 2023 represents business loss proceeds received from an insurance settlement. Other non-recurring expenses in the thirteen weeks ended May 1, 2022 represents a legal settlement.
How We Assess the Performance of Our Business
We consider a variety of financial and operating measures, including the following, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Net Sales
Net sales reflect our sale of merchandise plus shipping and handling revenue less returns and discounts. Net sales made at Company operated showrooms, including shop-in-shops and pop-up-shops, and via the web are recognized, typically at the point of transference of title when the goods are shipped.
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

Our recent revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are payroll and rent costs. We expect these expenses, as well as rent expense associated with the opening of new showrooms, to increase as we grow our business. While we expect to leverage total selling, general and administrative expenses as a percentage of net sales as net sales volumes continue to grow, the impact will be lessened by our continued investments to support our continued growth. These investments include research and development costs on our existing and future products and foundational technology investments..
Advertising and Marketing Expense
Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. Advertising and marketing expense is expected to continue to increase as a percentage of net sales as we continue to invest in advertising and marketing which has accelerated net sales growth.
Basis of Presentation and Results of Operations
The following table sets forth, for the periods presented, our condensed statement of operations data as a percentage of total revenues:

	Thirteen weeks ended
	April 30, 2023	May 1, 2022
Statement of Operations Data:
Net sales	100%	100%
Cost of merchandise sold	50%	49%
Gross profit	50%	51%
Selling, general and administrative expenses	40%	35%
Advertising and marketing	12%	12%
Depreciation and amortization	2%	2%
Operating (loss) income	-4%	2%
Interest expense, net	0%	0%
Net (loss) income before taxes	-4%	2%
Benefit from (provision for) income taxes	1%	-1%
Net (loss) income	-3%	1%

Thirteen weeks ended April 30, 2023 Compared to the thirteen weeks ended May 1, 2022
Net sales

Net sales increased $11.8 million, or 9.1%, to $141.2 million in the thirteen weeks ended April 30, 2023 as compared to $129.4 million in the thirteen weeks ended May 1, 2022. The increase in overall net sales was driven by growth across all channels. New customers increased by 19.7% in the thirteen weeks ended April 30, 2023 as compared to 8.2% in the thirteen weeks ended May 1, 2022. We had 211 and 162 total showrooms as of April 30, 2023 and May 1, 2022, respectively. We opened 16 additional showrooms and did not remodel or close any showrooms in the thirteen weeks ended April 30, 2023. In comparison, we opened 11 showrooms, 5 kiosks and did not close or remodel any showrooms in the thirteen weeks ended May 1, 2022. Showroom net sales increased $2.3 million, or 2.9%, to $83.6 million in the thirteen weeks ended April 30, 2023 as compared to $81.3 million in the thirteen weeks ended May 1, 2022. This increase was due in large part to comparable sales increase of $5.3 million, or 8.4%, to $68.6 million in the thirteen weeks ended April 30, 2023, compared to $63.3 million in the thirteen weeks ended May 1, 2022, related to higher point of sales transactions with lower promotional discounting and the addition of 50 new showrooms and one less kiosk. These increases are partially offset by higher unshipped orders as of April 30, 2023 as compared to May 1, 2022 due to promotional timing. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 2 to the condensed financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot decreased $116, or 19.4%, to $483 in the thirteen weeks ended April 30, 2023 as compared to $599 in the thirteen weeks ended May 1, 2022. Total number of units sold at point of transaction also decreased by approximately 15.8% driven by lower productivity related to inflationary concerns. Internet net sales (sales made directly to customers through our ecommerce channel) increased $8.9 million, or 28.7%, to $40.2 million in the thirteen weeks ended April 30, 2023 as compared to $31.3 million in the thirteen weeks ended May 1, 2022 driven by a strong promotional campaigns. Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions increased $0.5 million, or 3.1%, to $17.4 million in the thirteen weeks ended April 30, 2023 as compared to $16.9 million in the thirteen weeks ended May 1, 2022. This increase was principally due to inventory barter transactions and the 95 Costco in store pop-up-shops that we did not have last year. This was partially offset by lower productivity of our temporary online pop-up-shops on Costco.com. We also opened 1 additional Best Buy shop-in-shop location compared to the prior year period.
Gross profit
Gross profit increased $4.6 million, or 7.0%, to $70.7 million in the thirteen weeks ended April 30, 2023 from $66.1 million in the thirteen weeks ended May 1, 2022. Gross margin decreased to 50.1% of net sales in the thirteen weeks ended April 30, 2023 from 51.1% of net sales in the thirteen weeks ended May 1, 2022. The decrease in gross margin percentage of 100 basis points was primarily driven by a decrease of 120 basis points in product margin driven by higher promotional discounting partially offset by a decrease of approximately 20 basis points in total distribution and related tariff expenses. The slight decrease in total distribution and related tariff expenses over prior year is principally related to the positive impact of 170 basis points decrease in inbound transportation costs partially offset by 150 basis points in higher outbound transportation and warehousing costs.
Selling, general and administrative expenses

Selling, general and administrative expenses increased $11.9 million, or 26.6%, to $56.8 million in the thirteen weeks ended April 30, 2023 as compared to $44.9 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, overhead expenses, selling related expenses and rent. Employment costs increased by $5.9 million driven by an increase in new hires. Overhead expenses increased $2.9 million consisting of an increase of $3.3 million in investments in the business to support current and future growth, and an increase of $0.1 million in insurance expense related to the growth of the Company, slightly offset by a decrease of $0.4 million in equity-based compensation and a reduction in travel of $0.1 million. Rent increased by $1.4 million related to $1.8 million rent expense from our net addition of 49 showrooms partially offset by a $0.4 million reduction in percentage rent. Selling related expenses increased $1.7 million principally due to credit card fees related to the increase in net sales and an increase in credit card rates.

Selling, general and administrative expenses were 40.3% of net sales in the thirteen weeks ended April 30, 2023 as compared to 34.7% of net sales in the thirteen weeks ended May 1, 2022. The increase in selling, general and administrative expenses of 560 basis points was primarily due to deleverage within employment cost, continuous investments to support current and future growth, selling related expenses, rent, and insurance, partially offset by equity-based compensation and travel.
Advertising and Marketing
Advertising and marketing expenses increased $1.0 million, or 6.4%, to $16.9 million for the thirteen weeks ended April 30, 2023 as compared to $15.9 million in the thirteen weeks ended May 1, 2022. The majority of the increase in advertising and marketing dollars relates to the ongoing investments in marketing spends to support our net sales growth. The investment by quarter may vary greatly. Advertising and marketing expenses were 12.0% of net sales in the thirteen weeks ended April 30, 2023 as compared to 12.3% of net sales in the thirteen weeks ended May 1, 2022.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.1 million, or 6.1%, to $2.8 million in the thirteen weeks ended April 30, 2023 as compared to $2.7 million in the thirteen weeks ended May 1, 2022. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.
Interest income (expense), net
Interest income was 0.3 million for the thirteen weeks ended April 30, 2023 as compared to an interest expense of less than $0.1 million for the thirteen weeks ended May 1, 2022. Interest income earned on the Company’s cash and cash equivalents balances was favorable from higher interest rates compared to the prior year period.
Benefit (provision) for income taxes
Income tax benefit was $1.3 million for the thirteen weeks ended April 30, 2023, compared to income tax expense of $0.7 million for the thirteen weeks ended May 1, 2022. The change in provision is primarily driven by the Company generating net loss before taxes of $5.5 million and net income before taxes of $2.6 million for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.

Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as investments in our future and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, and customer deposits. Borrowings generally increase in our third fiscal quarter as we prepare to build our inventory levels in preparation for the fourth quarter holiday selling season. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.

Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirteen weeks ended
(amounts in thousands)	April 30, 2023	May 1, 2022
Condensed Statement of Cash flow Data:
Net Cash Provided by (Used in) Operating Activities	$6,291	$(21,786)
Net Cash Used in Investing Activities	(4,177)	(6,018)
Net Cash Used in Financing Activities	(522)	(208)
Net change in cash and cash equivalents	1,592	(28,012)
Cash and cash equivalents at the end of the period	45,125	64,380
Net Cash Provided by (Used in) Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash operating lease cost, and deferred income taxes and the effect of changes in working capital and other activities.
In the thirteen weeks ended April 30, 2023, net cash provided by operating activities was $6.3 million and consisted of changes in operating assets and liabilities of $3.0 million, net loss of $4.2 million, and adjustments to reconcile net income to cash provided by operating activities of $7.5 million. Working capital and other activities consisted primarily of decreases in merchandise inventories of $13.1 million and prepaid expenses and other current assets of $6.0 million, offset by increases in customer deposits of $8.6 million, trade accounts receivable of $9.0 million, accounts payable and accrued expenses of $5.8 million, other assets of $4.5 million and operating lease liabilities of $5.5 million.
In the thirteen weeks ended May 1, 2022, net cash used in operating activities was $21.8 million and consisted of changes in operating assets and liabilities of $32.2 million, net income of $1.9 million, and adjustments to reconcile net income to cash used in operating activities of $8.6 million. Working capital and other activities consisted primarily of increases in merchandise inventories of $14.5 million, decrease in accounts payable and accrued expenses of $10.4 million, customer deposits of $5.7 million, operating lease liabilities of $4.1 million, partially offset by decreases in trade accounts receivable of $2.1 million and prepaid expenses and other current assets of $0.3 million
Net Cash Used in Investing Activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings, the remodeling of existing showrooms, and the acquisition of intangible assets.
For the thirteen weeks ended April 30, 2023 and May 1, 2022, capital expenditures were $4.2 million and $6.0 million, respectively, as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks. For the thirteen weeks ended May 1, 2022, net cash used in the acquisition of intangible assets was 0.1 million,
Net Cash Used in Financing Activities
Financing activities consist primarily of taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For the thirteen weeks ended April 30, 2023, net cash used in financing activities was $0.5 million, mostly due to taxes paid for the net share settlement of equity awards. For the thirteen weeks ended May 1, 2022, net cash used in financing activities was $0.2 million, mostly due to the payment of deferred financing costs.
Revolving Line of Credit
On March 25, 2022, the Company amended our existing credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The maturity date of our credit agreement was extended to March 25, 2024 and, among other things, the maximum revolver commitment was increased from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Our credit agreement includes a $1,000,000 sublimit for the issuance of letters of credit and a $4,000,000 sublimit for swing line loans. On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged. As of April 30, 2023, the Company’s borrowing availability under the line of credit was $36.0 million. As of April 30, 2023, there were no borrowings outstanding on this line of credit.
We are required to pay a commitment fee of 0.30% based on the daily unused portion of the credit facility. Amounts outstanding under the credit facility, at our option, bear interest at either a base rate or a term secured overnight term rate ("SOFR") based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the credit facility and ranging from 0.50% to 0.75% for borrowings accruing interest at base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the credit facility. On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged. For additional information regarding our line of credit with Wells Fargo, see Note 7. Financing Arrangements.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of April 30, 2023, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our financial statements included in the Annual Report on Form 10-K filed on March 29, 2023 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirteen weeks ended April 30, 2023.
Recent Accounting Pronouncements
Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies, contained in the Condensed Notes to Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a variety of risks, including fluctuations in interest rates, that could affect our financial position and results of operations.
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

Liquidity Risk

In response to the global bank failures in 2023 we have reinforced our commitment to maintaining a strong balance sheet and minimizing potential liquidity risk. We have taken numerous steps to ensure we partner with strong banking financial institutions to help reduce the risk of exposure to any failing institution while also allowing us to ensure the ability to access the credit markets through our existing credit agreement. In addition, as of April 30, 2023, we have not identified any major customer or supplier that had been materially impacted by the recent bank failures

Item 4. Controls and Procedures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen weeks ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 6. Commitments and Contingencies, included in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.1+	Amendment No. 1 to The Lovesac Company Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	06/02/2023
10.2+	Employment Agreement between the Company and Keith Siegner, dated June 1, 2023	8-K	10.1	06/07/2023
10.3+	Offer Letter between the Company and Keith Siegner, dated May 12, 2023	8-K	10.2	06/07/2023
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: June 9, 2023		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donna Dellomo
Donna Dellomo
Date: June 9, 2023		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)