Form 10-K/A
period 2023-01-29
Lovesac Co
filed 2023-11-02
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 29, 2022 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $439,821,967.
As of March 15, 2023, there were 15,195,566 shares of common stock, $0.00001 par value per share, outstanding.

EXPLANATORY NOTE

Overview

The Lovesac Company (“Lovesac”, the “Company”, “we”, “our” and similar terms) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend and restate certain items presented in the Company’s Annual Report on Form 10-K for the year ended January 29, 2023, which was initially filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023 (the “Original Form 10-K”). This Amendment No. 1 contains our audited restated annual financial statements as of and for the year ended January 29, 2023 and our unaudited restated quarterly condensed financial statements for the quarterly and year-to-date periods ended October 30, 2022, July 31, 2022 and May 1, 2022 (collectively, the “Affected Periods”), respectively, which have been restated to correct certain errors related to the accounting for last mile shipping expenses as further described below (the “Misstatements”), along with other immaterial accounting errors that when aggregated with the Misstatements are material in respect to the Affected Periods (refer to Note 2. Restatement and Other Corrections of Previously Issued Financial Statements and Note 13. Quarterly Financial Data (Unaudited) to our financial statements included in Part II, Item 8 of this Amendment No.1 for additional information). This Amendment No. 1 also contains our audited annual financial statements as of and for the year ended January 30, 2022 (the "Revision Period") which have been revised to correct certain accounting errors that when aggregated are not material to those financial statements and our audited annual financial statements as of and for the year ended January 31, 2021, which were not impacted by the Misstatements or other immaterial accounting errors. In addition, we intend to file an amendment (such report, together with this Amendment No. 1, the “Amended Reports”) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023, originally filed with the SEC on June 9, 2023 (“Original Form 10-Q” and together with the Original Form 10-K, the “Original Reports”), to account for the Misstatements during the periods presented therein and to restate our unaudited condensed financial statements for the quarterly period ended April 30, 2023. All material restatement information that relates to the Misstatements will be included in the Amended Reports, and we do not intend to separately amend other filings that the Company has previously filed with the SEC. As a result, such prior reports should no longer be relied upon.

This Amendment No. 1 also includes amendments to and restates and revises the following items of the Original Form 10-K as of and for the year ended January 29, 2023:

•Part I — Item 1A. Risk Factors
•Part I — Item 3. Legal Proceedings
•Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II — Item 8. Financial Statements and Supplementary Data
•Part II — Item 9A. Controls and Procedures
•Part IV — Item 15. Exhibits, Financial Statement Schedules

In accordance with applicable SEC rules, this Amendment No. 1 includes new certifications specified in Rule 13a-14 under the Exchange Act from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. This Amendment No. 1 also contains a modified report of Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, on the financial statements for year ended January 29, 2023, a modified report of Deloitte’s opinion on the effectiveness of the Company’s internal control over financial reporting as of January 29, 2023, a modified report of Marcum LLP (“Marcum”), the Company’s prior independent registered public accounting firm, on the consolidated financial statements for years ended January 30, 2022 and January 21, 2021 and a new consent of each of Deloitte and Marcum. Other than as described above, this Amendment No. 1 does not reflect adjustments for events occurring after the filing of the Original Form 10-K except to the extent that they are otherwise required to be included and discussed herein. See below and Part II, Item 8, Note 2. Restatement and Other Corrections of Previously Issued Financial Statements in the notes to the financial statements included in this Amendment No. 1, for a detailed discussion of the effect of the restatement on the financial statements included in this Amendment No. 1.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains only the items and exhibits to the Original Form 10-K that are being amended and restated, and unaffected items and exhibits are not included herein. Except as noted herein, the information included in the Original Form 10-K remains unchanged. This Amendment No. 1 continues to describe the conditions as of the date of the Original Form 10-K and, except as contained herein, we have not updated or modified the disclosures contained in the Original Form 10-K to reflect any events that have occurred after the Original Form 10-K. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s views as of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter. This Amendment No. 1 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendment to those filings.

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors of The Lovesac Company commenced an internal investigation in June 2023 related to the recording of last mile shipping expenses, resulting from the discovery of an inappropriately recorded journal entry in the quarter ended April 30, 2023 to capitalize $2.2 million of shipping expenses that related to the fiscal year ended January 29, 2023. That investigation has been completed, and the results are discussed in this Explanatory Note.

Through the investigation, the Company determined that the aforementioned journal entry was not in compliance with GAAP and upon further investigation identified certain errors, that were erroneously recorded with respect to the methodology used by the Company to calculate the accrual of its last mile freight expenses which impacted the Company’s financial statements for the Affected Periods and the quarter ended April 30, 2023. The Company determined that the impact for the fiscal year end of January 30, 2022, in aggregate was $0.2 million and immaterial to the overall financial statements. The Company determined that the accrual methodology was not correctly designed to develop a dedicated accrual for shipping expenses incurred in the period but not yet invoiced. The Company further determined that the assumptions used for the accrual estimates were in certain instances understated or incomplete. On August 15, 2023, the Company, in consultation with the Audit Committee of its Board of Directors and outside advisors, reached a determination that the Company’s financial statements for fiscal year 2023 included in the Original Form 10-K and the interim periods included therein, management’s report on internal control over financial reporting for the fiscal year ended January 29, 2023, the associated audit report and report on internal control over financial reporting of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, and the Company’s condensed financial statements included in the Original Form 10-Q, should no longer be relied upon. The Company determined that it is appropriate to correct the Misstatements and other immaterial accounting errors in the Affected Periods by amending the Original Filings.

The restated financial statements correct the following errors related to last mile expense:

Cost of Merchandise Sold

•Understatement of $1.5 million for the year ended January 29, 2023;
•Understatement of $0.1 million for the thirteen weeks ended May 1, 2022;
•Understatement of $0.9 million and $1.0 million for the thirteen and twenty-six weeks ended July 31, 2022, respectively;
•Overstatement of $0.4 million and understatement of $0.6 million for the thirteen and thirty-nine weeks ended October 30, 2022, respectively.

Certain Balance Sheet Items

At January 29, 2023, the impact of the error understated prepaid expenses and other current assets by $1.0 million, understated accrued expenses by $2.3 million, and overstated accumulated earnings by $1.3 million. There was no impact to net cash used in operating activities.

At May 1, 2022, the impact of the error understated prepaid expenses and other current assets by $0.1 million, understated accrued expenses by less than $0.1 million, and overstated accumulated deficit by less than $0.1 million. There was no impact to net cash used in operating activities.

At July 31, 2022, the impact of the error understated prepaid expenses and other current assets by $0.2 million, understated accrued expenses by $1.0 million, and understated accumulated deficit by $0.8 million. There was no impact to net cash used in operating activities.

At October 30, 2022, the impact of the error understated prepaid expenses and other current assets by $0.7 million, understated accrued expenses by $1.1 million, and understated accumulated deficit by $0.4 million. There was no impact to net cash used in operating activities.

Selected Key Items

The following table sets forth the effects of the restatement and revisions associated with correction of the Misstatements and other immaterial accounting errors, respectively, on certain key items within our previously reported Statements of Operations for the years ended January 29, 2023 and January 30, 2022:

	Year Ended
	January 29, 2023		January 30, 2022
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Revised
Net sales	$651,545	$651,179	$498,239	$498,239
Gross profit	345,826	343,651	273,345	273,532
Operating income	39,017	36,966	38,441	40,578
Net income	28,242	26,488	45,900	47,488

The following table sets forth the effects of the restatement and revisions associated with correction of the Misstatements and other immaterial accounting errors, respectively, on certain key items within our previously reported Balance Sheets for the years ended January 29, 2023 and January 30, 2022:

	As of
	January 29, 2023		January 30, 2022
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Revised
Total current assets	$194,041	$187,715	$225,158	$221,731
Total non-current assets	224,013	220,911	146,421	147,353
Total assets	418,054	408,626	371,579	369,084
Total current liabilities	88,839	82,041	118,779	114,696
Total non-current liabilities	135,955	133,491	96,574	96,574
Total liabilities	224,794	215,532	215,353	211,270
Total equity	193,260	193,094	156,226	157,814
The adjustments made as a result of the restatement are more fully discussed in Part II, Item 8, Note 2. Restatement and Other Corrections of Previously Issued Financial Statements.
See Part II, Item 8, Note 13. Quarterly Financial Data (Unaudited) for a discussion of the effects of the restatements on the quarterly periods ended October 30, 2022, July 31, 2022 and May 1, 2022.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of January 29, 2023 as further described in Part II, Item 9A of this Amendment, and concluded that certain material weaknesses existed and that internal control over financial reporting and disclosure controls and procedures were not effective during the Affected Periods.

i.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other legal authority, which statements may involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Amendment No. 1, including in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, political instability, civil unrest, armed hostilities (including the conflict in Ukraine), natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; the impact of changes or declines in consumer spending and inflation on our business, sales, results of operations and financial condition; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our ability to improve our products and develop new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; the impact of the restatement of our previously issued audited financial statements as of and for the year ended January 29, 2023 and our unaudited condensed financial statements for the quarterly periods ended October 30, 2022, July 31, 2022 and May 1, 2022, and any potential litigation or investigation related to such restatements; any inability to implement and maintain effective internal control over financial reporting or inability to remediate our existing material weaknesses in our internal controls deemed ineffective; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate, our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Amendment No. 1.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Amendment No. 1 primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Amendment No. 1. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amendment No. 1. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeline,, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Amendment No. 1 relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Amendment No. 1 to reflect events or circumstances after the date of this Amendment No. 1 or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
ii.

PART I.
Item 1A. Risk Factors.
An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Amendment No. 1, including our financial statements and the related notes thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe are not material, also may become important factors that affect us and impair our business operations. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, results of operations, financial condition and cash flows, and in such case, our future prospects would likely be materially and adversely affected. If any of such events or developments were to happen, the trading price of our common stock could decline.
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
•our ability to remediate our material weaknesses and maintain effective internal controls over financial reporting
•the impact related to the restatement of our previously issued financial statements
•any decline in consumer spending including due to negative impact from economic conditions;
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

New Risk Factors in this Amendment

The following risk factors, which relate to the matters discussed in the Explanatory Note, has been amended and restated in this Amendment No. 1. Other than this section, “New Risk Factor in this Amendment,” the remainder of Item 1A. Risk Factors has not been updated to reflect developments since March 29, 2023, the date of the Original Form 10-K. However, all Risk Factors not updated should be read in light of the information presented below.

We have identified material weaknesses in our internal control over financial reporting as of January 29, 2023 and continuing as of the date hereof that resulted in a restatement of our financial statements for the fiscal year ended January 29, 2023, the interim quarterly periods included therein and the quarter ended April 30, 2023. If we are not able to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm also needs to attest to the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations.

As disclosed in this Amendment No. 1, we have identified material weaknesses in our internal control over financial reporting, which existed as of January 29, 2023. The material weaknesses were caused by an ineffective control environment resulting from a lack of a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately and to consistently establish appropriate authorities and responsibilities in pursuit of the Company's financial reporting objectives. The Company also did not maintain appropriate oversight and monitoring activities and responsibilities in pursuit of its financial reporting objectives and did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures. As a result, we did not have control activities that were designed and operating effectively related to establishing controls over 1) journal entries operated by competent personnel to identify and correct, in a timely manner, erroneous manual journal entries, and 2) the shipping accrual process. The material weaknesses are described in more detail under the heading Part II - Item 9A. Controls and Procedures in this Amendment No. 1. These material weaknesses resulted in the Misstatements as discussed in the Explanatory Note and Note 2, “Restatement and Other Corrections of Previously Issued Financial Statements” in the notes to the financial statements, and the Company’s conclusion that our previously issued financial statements for the Affected Periods should be restated. In addition to the Misstatements, the Company also included adjustments to correct for previously identified immaterial errors, including errors that had previously been adjusted for as out of period corrections in the Affected Periods. Additionally, we have experienced high employee turnover in our accounting department which has results in significant time and expense relating to identifying, recruiting, hiring, relocating and integrating qualified individuals. High employee turnover of key personnel may deplete our institutional knowledge base, erode our competitiveness and impact our internal controls and our financial reporting.

We have commenced efforts to remediate the material weaknesses as described in more detail under the heading Part II - Item 9A. Controls and Procedures in this Amendment No. 1. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects. Additionally, we previously identified in our Annual Report on Form 10-K for the year ended January 30, 2022 a material weakness in our internal control over financial reporting relating to ineffective information technology general controls, which has been remediated. If we do not successfully remediate the newly identified material weaknesses, if other material weaknesses or other deficiencies arise in the future or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, we may be unable to accurately report our future financial results, which could cause our future financial results to be materially misstated and require additional restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements. We may also have difficulty accessing capital on favorable terms, or at all, be subject to fines, penalties or judgments, and incur reputational harm which may materially and adversely affect our business, results of operations and financial condition. Additionally, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal control over financial reporting and the Amended Reports or that they will prevent or avoid potential future material weaknesses.

We face risks related to the restatement of our previously issued financial statements with respect to the Affected Periods and the material weaknesses in our internal control over financial reporting as described in the "Explanatory Note" within this Amendment No. 1.

As discussed in the Explanatory Note and in Note 2, "Restatement and Other Corrections of Previously Issued Financial Statements” in the notes to the financial statements, we reached a determination to restate certain financial information and related footnote disclosures in our previously issued financial statements for the Affected Periods. As a result, we have voluntarily self-reported to the SEC information concerning the internal investigation of these accounting matters . As a result of self-reporting, the Company is the subject of an ongoing, non-public investigation by the SEC. Although the Company is fully cooperating with the SEC in its investigation and continues to respond to requests in connection with this matter, the Company cannot predict when such matters will be completed or the outcome and potential impact. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the restatement, including the following:

•we may face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement, and
•the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

Additionally, we have incurred and expect to continue to incur significant professional fees and other costs in responding to the SEC investigation. Further, if the SEC were to conclude that enforcement action is appropriate, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, while we believe we have made appropriate judgments in determining the errors and correct adjustments in preparing our restated financial statements, the SEC may disagree with the manner in which we have accounted for and reported these adjustments. Accordingly, there is a risk that we may have to further restate our historical consolidated financial statements, amend prior filings with the SEC or take other actions not currently contemplated. We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

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
For additional information regarding legal proceedings, refer to Note 9. Commitments, Contingencies and Related Parties to our financial statements within Part IV of this Annual Report on Form 10-K/A.

PART II.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Amendment No. 1. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Furthermore, any forward-looking statements herein were as of the Original Form 10-K, filed with the SEC on March 29, 2023, except for the additional risks arising in relation to the material weaknesses and restatement that are subject of this Amendment No. 1. See “Explanatory Note” in the beginning of this Amendment No. 1. Additionally, certain risks in Item 1A "Risk Factors" have been updated to reflect the Company's risks as of the date of this amended filing. Please refer to a discussion of the Company's forward-looking statements and associated risks in Part II, Item 1A, "Risk Factors" of this Amendment No. 1.

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

Restatement and Other Corrections of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the correction of the Misstatements and other accounting errors described in the Explanatory Note, in our previously reported audited financial statements for the fiscal years ended January 29, 2023 and January 30, 2022 including the restatement of the financial statements for fiscal year ended January 29, 2023 and for each of the quarterly periods ended October 30, 2022, July 31, 2022 and May 1, 2022 and immaterial revisions to fiscal year ended January 30, 2022. The Company has disclosed in the section below titled Quarterly Discussion and Analysis summarized trends of certain balances that were materially impacted during the respected period ends due to the restatements For additional information and a detailed discussion of these error corrections, refer to the Explanatory Note, Part II, Item 8, Note 2, “Restatement and Other Corrections of Previously Issued Financial Statements” and Part II, Item 8, Note 13, Quarterly Financial Data (Unaudited).

For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A—Controls and Procedures.
Our Operations
See Item 1. Business included in the Original Form 10-K for information on our products, customers, business model, channels, growth strategies, seasonality and other factors describing our business.
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
Other factors that could affect our results of operations in future periods include:

Macroeconomic Factors and COVID-19
There are a number of macroeconomic factors and uncertainties affecting the overall business environment and our business, including increased inflation, rising interest rates, housing market conditions, consumer debt, and the conflict in Ukraine. These factors may have a negative impact on markets in which we operate, including the potential for an economic recession, a continued downturn in the housing market, and a reduction in consumer discretionary spending. We believe that these macroeconomic factors have contributed to the slowdown in demand that we have experienced in our business which may continue. Although the impact of the COVID-19 pandemic has generally improved, there are uncertainties around the scope and severity of the pandemic and its variants, its impact on the global economy, including supply chains and labor in the countries in which we manufacture and source materials, and other business disruptions that may impact our operating results and financial condition.
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
Basis of Presentation and Results of Operations
The following discussion contains references to fiscal years 2023, 2022 and 2021 which represent our fiscal years ended January 29, 2023, January 30, 2022 and January 31, 2021 respectively. Our fiscal year ends on the Sunday closest to February 1. Fiscal 2023, 2022 and 2021 were all 52-week periods. All dollar and percentage comparisons made herein refer to the year ended January 29, 2023, compared with the year ended January 30, 2022, unless otherwise noted. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal 2022 for a comparative discussion of our fiscal 2022 financial results as compared to fiscal 2021 filed with the SEC on March 30, 2022. We have not revised our results of operations for the years ended January 30, 2022 and January 31, 2021 as presented in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Fiscal 2022 Compared to Fiscal 2021” section of our 2022 Form 10-K. The errors that we have corrected in the financial statements for the fiscal yeas ended January 30, 2022, as disclosed in Note 2. Restatement and Other Corrections of Previously Issued Financial Statement did not have a material impact on management’s discussion contained in our 2022 Form 10-K.
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
Fiscal 2023 Compared to Fiscal 2022

Net sales
Net sales increased $152.9 million, or 30.7%, to $651.2 million in fiscal 2023 as compared to $498.2 million in fiscal 2022. The increase in overall net sales was driven by our Showroom sales, Internet sales and Other sales. New customers increased by 9.9% in fiscal 2023 as compared to 14.5% in fiscal 2022 driven by the successful campaigns throughout the year. We had 195 total showrooms including kiosks and mobile concierges open as of January 29, 2023 compared to 146 total showrooms as of January 30, 2022. We opened 46 additional showrooms, 6 kiosks, closed 2 showrooms and 1 kiosk and remodeled 4 showrooms in fiscal 2023, as compared to opening 28 showrooms, 8 kiosks, 2 mobile concierges, and not closing any showrooms in fiscal 2022. There were 2 showroom remodels in fiscal 2022. Showroom net sales increased

$99.2 million, or 33.2%, to $398.2 million in fiscal 2023 as compared to $299.0 million in fiscal 2022, principally related to higher point of sales transactions in all showrooms with slightly higher promotional discounting. This increase was due in large part to our comparable showroom point of sales transactions increase of $62.7 million, or 24.7%, to $316.8 million in fiscal 2023 as compared to $254.1 million in fiscal 2022 driven by strong promotional campaigns. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Comparable showroom point of sales transaction per selling square foot remains flat at $2,771 in fiscal 2023 as compared to $2,751 in fiscal 2022. The average point of sales transaction per location including non-comparable showrooms decrease by approximately 5.4% driven by higher new showroom openings. Internet sales (sales made directly to customers through our ecommerce channel) increased $25.9 million, or 17.2%, to $176.5 million in fiscal 2023 as compared to $150.6 million in the fiscal 2022. We believe that the increase in Internet sales was due primarily to our strong promotional campaigns and our increased marketing initiatives. Other sales, which include pop-up-shop sales, barter inventory transactions and shop-in-shop sales, increased $27.9 million, or 57.4%, to $76.5 million in fiscal 2023 as compared to $48.6 million in fiscal 2022. This increase was driven by higher barter inventory transactions, operating 22 Best Buy shop-in-shops, and the addition of 113 new Costco in store pop-up-shops in fiscal 2023, partially offset by lower productivity in our online pop-up-shops on Costco.com in fiscal 2023. We expect to continue hosting both online pop-ups on Costco.com and Costco in store pop-up-shops.
Gross profit
Gross profit increased $70.1 million, or 25.6%, to $343.7 million in fiscal 2023 from $273.5 million in fiscal 2022. Gross margin decreased to 52.8% of net sales in fiscal 2023 from 54.9% of net sales in fiscal 2022. The decrease in gross margin percentage of 210 basis points was primarily driven by an increase of 190 basis points in total freight including tariff expenses and warehousing costs and a decrease of 20 basis points in product margin. The increase in total freight including tariffs and warehousing costs over the prior year period is related to 110 basis points deleverage in warehousing and outbound freight costs and the increase of 80 basis points in inbound container freight costs. The product margin decrease is driven by 60 basis points in higher promotional discounting, partially offset by 40 basis points benefit from continuing vendor negotiations to assist with the mitigation of tariffs and additional one-time US dollar denominated rebates related to currency impact.
Selling, general and administrative expenses
Selling, general and administrative expenses increased 35.0%, or $56.0 million, to $216.0 million for the fiscal year ended January 29, 2023 compared to $160.0 million for the fiscal year ended January 30, 2022. The increase in selling, general and administrative expenses in fiscal 2023 was primarily related to an increase in employment costs, overhead, rent, and selling related expenses. Employment costs increased by $26.3 million driven by an increase in new hires and variable compensation. Overhead expenses increased $10.8 million consisting of an increase of $4.5 million in equity-based compensation, an increase of $4.2 million in infrastructure investments, an increase of $1.4 million in travel expenses, and an increase of $0.6 million in insurance expenses. Rent increased by $11.7 million related to $8.6 million rent expense primarily related to our net addition of 44 showrooms and 5 kiosks and $3.0 million in higher percentage rent from the increase in net sales. Selling related expenses increased $7.2 million due to an increase of $9.7 million in credit card fees, partially offset by lower selling related fees in the Other channel by a one time settlement fee in the prior year to terminate an existing agreement with a vendor partner.
Selling, general and administrative expenses were 33.2% of net sales for fiscal year ended January 29, 2023 compared to 32.1% of net sales for fiscal year ended January 30, 2022. SG&A expense as a percent of net sales increased by 110 basis points in fiscal 2023 due to deleveraging of approximately 230 bps in employment costs, credit card fees, equity-based compensation, and travel, partially offset by higher leverage of approximately 120 bps within general operating expenses and sales agent fees related to a fiscal 2022 fee settlement. The deleverage in payroll and travel relates to the continuous investments we are making into the business to support our ongoing growth. The deleverage in equity-based compensation is driven by an increase in expense related to long term performance awards granted in fiscal 2021 for which the performance metrics were achieved in fiscal 2023. Credit card fee deleverage is related to the increase in customer utilization of credit coupled with the impact of the increase in interest rates on credit card fees.

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
Provision for income taxes
During fiscal 2023, the Company recorded an income tax expense of $10.4 million compared to income tax benefit of $7.1 million during fiscal 2022. During fiscal 2022 the company recognized a reversal of the valuation allowance on deferred tax assets of $16.4 million, offset by recognition of deferred tax expense of $9.7 million.
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
Quarterly Discussion and Analysis
The following discussion should be read in conjunction with our accompanying restated unaudited condensed financial statements disclosed in Note 13. Quarterly Financial Data (Unaudited) to our financial statements included in Part II, Item 8 of this Amendment No.1.

The following table summarizes our gross profit during the respective periods:

Comparison of thirteen weeks ended May 1, 2022 and May 2, 2021

	For the Thirteen Weeks Ended
(in thousands)	May 1, 2022	May 2, 2021	Change
	(As Restated)
Net sales	$129,380	$82,915	$46,465
Cost of merchandise sold	63,406	36,839	26,567
Gross profit	65,974	46,076	19,898

Gross profit increased $19.9 million, or 43.2%, to $66.0 million in the thirteen weeks ended May 1, 2022 from $46.1 million in the thirteen weeks ended May 2, 2021. Gross margin decreased to 51.0% of net sales in the thirteen weeks ended May 1, 2022 from 55.6% of net sales in the thirteen weeks ended May 2, 2021. The decrease in gross margin percentage of 460 basis points was primarily driven by an increase of approximately 650 basis points in total distribution and related tariff expenses partially offset by an improvement of 190 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 630 basis points increase in inbound transportation costs. The product margin rate improvement is due to lower promotional discounting and continuing vendor negotiations to assist with the mitigation of tariffs.

Comparison of thirteen and twenty-six weeks ended July 31, 2022 and August 1, 2021

	For the Thirteen Weeks Ended			For the Twenty-Six Weeks Ended
(in thousands)	July 31, 2022	August 1, 2021	Change	July 31, 2022	August 1, 2021	Change
	(As Restated)			(As Restated)
Net sales	$148,534	$102,448	$46,086	$277,914	$185,363	$92,551
Cost of merchandise sold	69,435	43,416	26,019	132,841	80,255	52,586
Gross profit	79,099	59,032	20,067	145,073	105,108	39,965

Gross profit increased $20.1 million, or 34.0%, to $79.1 million in the thirteen weeks ended July 31, 2022 from $59.0 million in the thirteen weeks ended August 1, 2021. Gross margin decreased to 53.3% of net sales in the thirteen weeks ended July 31, 2022 from 57.6% of net sales in the thirteen weeks ended August 1, 2021. The decrease in gross margin percentage of 430 basis points was primarily driven by an increase of approximately 490 basis points in total distribution and related tariff expenses, partially offset by an improvement of 60 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 560 basis points increase in inbound transportation costs, partially offset by a decrease of 70 basis points due to volume leverage in warehouse and outbound transportation cost. The product margin rate improvement is due to continuing vendor negotiations to assist with the mitigation of tariffs and additional one-time US dollar denominated rebates related to currency impact as well as slightly lower promotional discounting.

Gross profit increased $40.0 million, or 38.0%, to $145.1 million in the twenty-six weeks ended July 31, 2022 from $105.1 million in the twenty-six weeks ended August 1, 2021. Gross margin decreased to 52.2% of net sales in the twenty-six weeks ended July 31, 2022 from 56.7% of net sales in the twenty-six weeks ended August 1, 2021. The decrease in gross margin percentage of 450 basis points was primarily driven by an increase of approximately 570 basis points in total distribution and related tariff expenses, partially offset by an improvement of 120 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 590 basis points increase in inbound transportation costs, partially offset by a decrease of 20 basis points due to volume leverage in warehouse and outbound transportation cost. The product margin rate improvement is due to slightly lower promotional discounting, continued vendor negotiations to assist with the mitigation of tariffs and additional one-time US dollar denominated rebates related to currency impact as well as slightly lower promotional discounting.

Comparison of thirteen and thirty-nine weeks ended October 30, 2022 and October 31, 2021

	For the Thirteen Weeks Ended			For the Thirty-Nine Weeks Ended
(in thousands)	October 30, 2022	October 31, 2021	Change	October 30, 2022	October 31, 2021	Change
	(As Restated)			(As Restated)
Net sales	$134,784	$116,678	$18,106	$412,698	$302,041	$110,657
Cost of merchandise sold	69,880	58,062	11,818	202,721	138,317	64,404
Gross profit	64,904	58,616	6,288	209,977	163,724	46,253

Gross profit increased $6.3 million, or 10.7%, to $64.9 million in the thirteen weeks ended October 30, 2022 from $58.6 million in the thirteen weeks ended October 31, 2021. Gross margin decreased to 48.2% of net sales in the thirteen weeks ended October 30, 2022 from 50.2% of net sales in the thirteen weeks ended October 31, 2021. The decrease in gross margin percentage of 200 basis points was primarily driven by an increase of approximately 120 basis points in total distribution and related tariff expenses and a decline of 80 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 280 basis points due to volume deleverage in warehouse and higher outbound transportation cost, partially offset by 160 basis points decrease in inbound transportation costs principally due to lower container rates. The product margin rate decline is due to higher promotional discounting to support net sales growth.

Gross profit increased $46.3 million, or 28.3%, to $210.0 million in the thirty-nine weeks ended October 30, 2022 from $163.7 million in the thirty-nine weeks ended October 31, 2021. Gross margin decreased to 50.9% of net sales in the thirty-nine weeks ended October 30, 2022 from 54.2% of net sales in the thirty-nine weeks ended October 31, 2021. The decrease in gross margin percentage of 330 basis points was primarily driven by an increase of approximately 370 basis points in total distribution and related tariff expenses, partially offset by an improvement of 40 basis points in product margin. The increase in total distribution and related tariff expenses over prior year is principally related to the negative impact of 290 basis points increase in inbound transportation costs and an increase of 80 basis points due to volume deleverage in warehouse and higher outbound transportation cost. The product margin rate improvement is due to continued vendor negotiations to assist with the mitigation of tariffs and additional one-time US dollar denominated rebates related to currency impact and slightly lower promotional discounting.

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
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Fiscal Year Ended
in thousands	January 29, 2023	January 30, 2022	January 31, 2021
		(As Revised)
Net Cash (Used in) Provided by Operating Activities	$(21,375)	$32,648	$40,521
Net Cash Used in Investing Activities	(25,549)	(15,118)	(9,052)
Net Cash Used in Financing Activities	(1,935)	(3,479)	(1,667)
(Decrease) increase in cash and cash equivalents	(48,859)	14,051	29,802
Cash and cash equivalents at end of period	$43,533	$92,392	$78,341
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

In fiscal 2023, net cash used in operating activities was $21.4 million and consisted of changes in operating assets and liabilities of $89.7 million, net income of $26.5 million, and non-cash items of $41.8 million. Net cash used in working capital and other activities consisted primarily of increases in inventory of $11.1 million, trade accounts receivable of $0.6 million, and other assets of $20.9 million, and decreases in accounts payable and accrued expenses of $31.3 million, operating lease liabilities of $22.3 million, and customer deposits of $6.6 million, partially offset by a decrease in prepaid and other current assets of $3.1 million.
In fiscal 2022, net cash provided by operating activities was $32.6 million and consisted of changes in operating assets and liabilities of $34.3 million, a net income of $47.5 million, and non-cash items of $19.4 million. Net cash used in working capital and other activities consisted primarily of increases in inventory of $56.8 million, trade accounts receivable of $4.0 million, and other assets of $1.0 million, and a decrease in operating lease liabilities of $18.8 million, partially offset by a decrease in prepaid expenses and other current assets of $1.0 million and increases in accounts payable and accrued expenses of $38.2 million and customer deposits of $7.3 million.
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
Net Cash Used in Investing Activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings, the remodeling of existing showrooms, and the acquisition of intangible assets. Capital expenditures were $25.5 million, $15.1 million and $9.1 million for fiscal years 2023, 2022, and 2021, respectively, as a result of investments in new and remodeled showrooms and the acquisition of intangible assets.
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
We are required to pay a commitment fee of 0.30% based on the daily unused portion of the credit facility. Amounts outstanding under the credit facility, at our option, bear interest at either a base rate or a term secured overnight term rate ("SOFR") based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the credit facility and ranging from 0.50% to 0.75% for borrowings accruing interest at base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the credit facility. On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged. For additional information regarding our line of credit with Wells Fargo, see Note 11. Financing Arrangements in the Notes to the Financial Statements included in Part IV of the Original Form 10-K.

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
Item 8. Financial Statements and Supplementary Data.
The Company’s financial statements are contained in the pages beginning on F-1, which appear at the end of this Annual Report on Form 10-K/A.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 29, 2023.
Based on such evaluation, at the time the Original Report was filed, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 29, 2023 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of January 29, 2023 because of the material weaknesses in our internal control over financial reporting discussed below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of

America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2023. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment, at the time the Original Form 10-K was filed, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2023. Subsequent to that assessment, management identified the material weaknesses in internal controls as described below. Consequently, management concluded that the Company did not maintain effective internal control over financial reporting as of January 29, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In June 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company commenced an internal investigation related to the recording of last mile shipping expenses, resulting from the discovery of an inappropriate journal entry recorded in the quarter ended April 30, 2023, to capitalize $2.2 million of shipping expenses that related to the fiscal year ended January 29, 2023. The investigation also identified flaws in the methodology employed by the Company to accurately estimate its accruals for last mile shipping expenses. Management has restated its prior period financial statements for the fiscal year ended January 29, 2023, the interim periods within fiscal year 2023 and the first quarter of fiscal year 2024 (the “Restatement Period”) for these misstatements and other immaterial adjustments impacting prior periods that were not previously recorded. The errors identified resulted from material weaknesses in the control environment that were in existence during the Restatement Period and as of January 29, 2023, as follows:

a.The Company lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, management did not establish formal reporting lines in pursuit of its objectives. Further, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives in its finance and accounting functions. These items collectively led to an ineffective control environment commensurate with its financial reporting requirements.

b.The Company did not maintain appropriate oversight and monitoring activities over accounting processes related to certain accruals and estimates. Specifically, management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in an inappropriate and unsupported adjustments to shipping expenses, including the accrual methodology and estimates for the accurate recording of last mile freight expenses.

The control environment material weaknesses contributed to a material weakness within our system of internal control over financial reporting at the control activity level. We did not have control activities that were designed and operating effectively related to establishing controls over journal entries operated by competent personnel to identify and correct, in a timely manner, erroneous manual journal entries, and the shipping accrual process, that when aggregated resulted in a material weakness.

These material weaknesses resulted in the restatement of our financial statements as of and for the year ended January 29, 2023, and the unaudited condensed quarterly financial information for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements included in this Amendment No. 1 and issued its adverse opinion on the effectiveness of our internal control over financial reporting, which is included herein. This report has been restated to state that the Company’s internal controls over financial reporting were not effective as of January 29, 2023.

Management’s Plan to Remediate the Material Weaknesses

Management is devoting substantial resources to the ongoing implementation of remediation efforts to address the material weaknesses described herein. These remediation efforts, summarized below, which either have already been implemented or are continuing to be implemented, are intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures.

With oversight from the Audit Committee and input from the Board of Directors, management is continuing to enhance and implement changes in processes, systems, and controls to remediate the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting and to improve our internal control over financial reporting as noted below. Management and the Board of Directors, including the Audit Committee, are working to remediate the material weaknesses identified herein.

Certain organizational enhancements and remedial actions have been completed, including:

(i) the appointment of a new Executive Vice President and Chief Financial Officer effective June 30, 2023, as part of our program to develop and implement effective internal controls over financial reporting, and enhance the accounting and financial reporting function; (ii) the replacement and hiring of additional accounting and finance resources with public company experience to expand the knowledge of GAAP and SEC accounting rules and regulations; and (iii) the engagement of third-party consultants to assist in enhancing processes and policies over the existing controls and implementing new controls.

The Company has further identified and begun to implement several additional remedial actions, as follows:

(i) the enhancement of the policy on manual journal entries, including clarification of review and approval of authorization matrices, and training of requisite personnel to provide for appropriate levels of oversight and monitoring; and (ii) the enhancement of the Company’s organizational structure over all finance functions and evaluating and realigning roles and responsibilities of management and personnel.

The Company also intends to enhance and implement effective control activities that contribute to the mitigation of risks and establish procedures that put policies into action. This will include: (i) enhancing, designing and implementing controls over the transportation accrual and estimation process; (ii) leveraging systems and workflows to enhance existing controls around financial reporting, and (iii) providing relevant training on internal controls over financial reporting to control owners and control preparers.

Management believes the foregoing efforts will effectively remediate the material weaknesses described above. As the Company continues to evaluate and improve its internal control over financial reporting and disclosure controls and procedures, management may determine to take additional measures to improve controls or determine to modify the remediation plan described above. The Company is working to remediate the material weaknesses as efficiently and effectively as possible with the goal of remediating each of the material weaknesses described above as soon as possible. Procedures to implement this remediation plan have to date required significant amounts of time, allocation of internal resources and external costs, and remaining remediation efforts will continue to place significant demands on financial and operational resources until this plan is completed.

As of the filing of this Amendment No. 1, the material weaknesses described above have not been remediated. The material weaknesses described above cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weaknesses described above.

Remediation of Previously Identified Material Weakness
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
We completed our testing of both the design and operating effectiveness of the informational technology general controls, and have concluded that this material weakness has been remediated as of January 29, 2023.
Changes in our Internal Control over Financial Reporting
Other than as described above in connection with the remediation to the informational technology general controls, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year ended January 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
3. Exhibits
See the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
2.1	Assignment and Assumption Agreement	S-1	2.1	4/20/2018
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	6/7/2021
3.2	Amended and Restated Bylaws	S-1/A	3.2	6/8/2018
4.1	Form of Amended and Restated Series A Warrant Agreement	S-1/A	4.2	5/23/2018
4.2	Form of Amended and Restated Series A-1 Warrant Agreement	S-1/A	4.3	5/23/2018
4.3	Form of Amended and Restated Series A-2 Warrant Agreement	S-1/A	4.4	5/23/2018
4.4	Form of Representative’s Warrant	S-1/A	4.4	6/25/2018
4.5	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act of 1934	10-K	4.5	3/29/2023
10.1†	Wells Fargo Credit Agreement	S-1	10.1	4/20/2018
10.2†	Amendment No. 6 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	10-K	10.2	3/30/2022
10.3±	Second Amended and Restated 2017 Equity Incentive Plan	10-Q	10.1	6/8/2022
10.4±	Form of Restricted Stock Units Agreement	S-1/A	10.3	5/23/2018
10.5	Amended and Restated Registration Rights Agreement	S-1	10.5	4/20/2018
10.6±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Shawn Nelson	S-1	10.6	4/20/2018
10.7±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Jack Krause	S-1	10.7	4/20/2018
10.8±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Donna Dellomo	S-1	10.8	4/20/2018
10.9±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Shawn Nelson	10-K	10.8	4/14/2021
10.10±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Jack Krause	10-K	10.9	4/14/2021
10.11±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Donna Dellomo	10-K	10.1	4/14/2021
10.12±	Second Amendment to Employment Agreement dated November 9, 2021, by and between The Lovesac Company and Jack A. Krause	8-K	10.2	11/12/2021
10.13±	Employment Agreement between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.1	11/12/2021
10.14±	Second Amendment to Employment Agreement dated March 24, 2022, by and between The Lovesac Company and Shawn Nelson	10-K	10.14	3/30/2022
10.15±	Second Amendment to Employment Agreement dated March 24, 2022, by and between The Lovesac Company and Donna Dellomo	10-K	10.15	3/30/2022

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.16±	Amended and Restated Employment Agreement dated March 23, 2023, by and between The Lovesac Company and Shawn Nelson	10-K	10.16	3/29/2023
10.17±	Offer Letter between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.3	11/12/2021
10.18±	Mary Fox Resignation Letter from Board of Directors, dated November 9, 2021	8-K	10.4	11/12/2021
10.19±	Form of Stock Option Award Agreement	10-K	10.11	4/14/2021
10.20±	The Lovesac Company Annual Incentive Compensation Plan	10-Q	10.1	12/9/2021
10.21±	The Lovesac Company Director Compensation Policy	10-K	10.21	3/29/2023
10.22†	Amendment No. 7 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	10-K	10.22	3/29/2023
21.1	List of Subsidiaries	10-K	21.1	4/14/2021
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
23.2	Consent of Marcum LLP	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: November 2, 2023		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: November 2, 2023		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

THE LOVESAC COMPANY
FINANCIAL STATEMENTS
AS OF JANUARY 29, 2023 AND JANUARY 30, 2022 AND FOR THE YEARS ENDED JANUARY 29, 2023, JANUARY 30, 2022, AND JANUARY 31, 2021

THE LOVESAC COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of The Lovesac Company
Opinion on the Financial Statements
We have audited the accompanying balance sheet of The Lovesac Company (the "Company") as of January 29, 2023, the related statements of operations, changes in stockholders' equity, and cash flows, for the year ended January 29, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2023, and the results of its operations and its cash flows for the year ended January 29, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2023 (November 2, 2023, as to the effects of the material weaknesses described in Management's Annual Report on Internal Control over Financial Reporting (as revised)), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Restatement of the 2023 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying 2023 financial statements have been restated to correct for errors.
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
Stamford, Connecticut
March 29, 2023 (November 2, 2023, as to the effects of the restatement discussed in Note 2)

We have served as the Company’s auditor since fiscal 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Lovesac Company
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Lovesac Company (the “Company”) as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

In our report dated March 29, 2023, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, material weaknesses were subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of January 29, 2023, as expressed herein, is different from that expressed in our previous report.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended January 29, 2023, of the Company and our report dated March 29, 2023, (November 2, 2023, as to the restatement described in Note 2 to the financial statements), expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

The errors identified as to the restatement described in Note 2 to the financial statements resulted from material weaknesses in the control environment, as follows:

a.The Company lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, management did not establish formal reporting lines in pursuit of its objectives. Further, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives in its finance and accounting functions. These items collectively led to an ineffective control environment commensurate with its financial reporting requirements.

b. The Company did not maintain appropriate oversight and monitoring activities over accounting processes related to certain accruals and estimates. Specifically, management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in an inappropriate and unsupported adjustments to shipping expenses, including the accrual methodology and estimates for the accurate recording of last mile freight expenses.

The control environment material weaknesses contributed to a material weakness within The Company's system of internal control over financial reporting at the control activity level. The Company did not have control activities that were designed and operating effectively related to establishing controls over journal entries operated by competent personnel to identify and correct, in a timely manner, erroneous manual journal entries, and the shipping accrual process, that when aggregated resulted in a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended January 29, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 29, 2023 (November 2, 2023, as to the material weaknesses)

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

We have served as the Company’s auditor from 2017-2022

/s/ Marcum LLP
Hartford, CT
March 30, 2022, except for Note 2 and the revised disclosures in Notes 5, 6, 7 and 8, for which the date is November 2, 2023.

THE LOVESAC COMPANY
BALANCE SHEETS
JANUARY 29, 2023 AND JANUARY 30, 2022

(amounts in thousands, except share and per share amounts)	2023	2022
	(As Restated)	(As Revised)
Assets
Current Assets
Cash and cash equivalents	$43,533	$92,392
Trade accounts receivable	9,103	8,547
Merchandise inventories, net	119,627	108,493
Prepaid expenses and other current assets	15,452	12,299
Total Current Assets	187,715	221,731
Property and equipment, net	52,904	34,137
Operating lease right-of-use assets	135,411	100,891
Other Assets
Goodwill	144	144
Intangible assets, net	1,411	1,413
Deferred tax asset	8,677	9,721
Other assets	22,364	1,047
Total Other Assets	32,596	12,325
Total Assets	$408,626	$369,084
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$24,576	$33,247
Accrued expenses	25,417	40,859
Payroll payable	6,783	9,978
Customer deposits	6,760	13,316
Current operating lease liabilities	13,075	11,937
Sales taxes payable	5,430	5,359
Total Current Liabilities	82,041	114,696
Operating Lease Liabilities, long term	133,491	96,574
Line of Credit	—	—
Total Liabilities	$215,532	$211,270
Commitments and Contingencies (See Note 9)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of Jan 29, 2023 and Jan 30, 2022.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 15,195,698 shares issued and outstanding as of Jan 29, 2023 and 15,123,338 shares issued and outstanding as of Jan 30, 2022.	—	—
Additional paid-in capital	182,554	173,762
Accumulated earnings (deficit)	10,540	(15,948)
Stockholders’ Equity	193,094	157,814
Total Liabilities and Stockholders’ Equity	$408,626	$369,084
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 29, 2023, JANUARY 30, 2022, AND JANUARY 31, 2021

(amounts in thousands, except per share data and share amounts)	2023	2022	2021
	(As Restated)	(As Revised)
Net sales	$651,179	$498,239	$320,738
Cost of merchandise sold	307,528	224,707	145,966
Gross profit	343,651	273,532	174,772
Operating expenses
Selling, general and administration expenses	215,979	160,017	111,354
Advertising and marketing	79,864	65,078	41,925
Depreciation and amortization	10,842	7,859	6,613
Total operating expenses	306,685	232,954	159,892

Operating income	36,966	40,578	14,880
Interest expense, net	(117)	(179)	(67)
Net income before taxes	36,849	40,399	14,813
(Provision for) benefit from income taxes	(10,361)	7,089	(86)
Net income	$26,488	$47,488	$14,727

Net income per common share:
Basic	$1.74	$3.14	$1.01
Diluted	$1.66	$2.96	$0.96

Weighted average number of common shares outstanding:
Basic	15,198,754	15,107,958	14,610,617
Diluted	15,955,668	16,058,111	15,332,998
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 29, 2023, JANUARY 30, 2022, AND JANUARY 31, 2021

	Common		Additional Paid-in	Accumulated (Deficit)	Total Shareholders'
(amounts in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Equity
Balance - February 2, 2020	14,472,611	$—	$168,318	$(78,163)	$90,155
Net income	—	—	—	14,727	14,727
Equity-based compensation	—	—	4,681	—	4,681
Issuance of common stock for restricted stock	99,498	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(1,717)	—	(1,717)
Exercise of warrants	439,447	—	100	—	100
Balance - January 31, 2021	15,011,556	$—	$171,382	$(63,436)	$107,946
Net income (As revised)	—	—	—	47,488	47,488
Equity-based compensation	—	—	5,859	—	5,859
Issuance of common stock for restricted stock	100,826	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,583)	—	(3,583)
Exercise of warrants	10,956	—	104	—	104
Balance - January 30, 2022 (As Revised)	15,123,338	$—	$173,762	$(15,948)	$157,814
Net income (As restated)	—	—	—	26,488	26,488
Equity-based compensation	—	—	10,450	—	10,450
Issuance of common stock for restricted stock	72,360	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(1,658)	—	(1,658)
Balance - January 29, 2023 (As Restated)	15,195,698	$—	$182,554	$10,540	$193,094
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 29, 2023, JANUARY 30, 2022, AND JANUARY 31, 2021

(amounts in thousands)	2023	2022	2021
	(As Restated)	(As Revised)
Cash Flows from Operating Activities
Net income	$26,488	$47,488	$14,727
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	10,454	7,154	6,100
Amortization of intangible assets	388	705	513
Amortization of deferred financing fees	164	91	88
Net loss on disposal of property and equipment	45	464	5
Impairment of long-lived assets	—	554	245
Equity-based compensation	10,450	5,859	4,681
Deferred rent	—	—	3,641
Non-cash lease expense	19,265	14,953	—
Deferred income taxes	1,044	(9,721)	—
Gain on recovery of insurance proceeds - lost profit margin	—	(632)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(555)	(4,034)	2,675
Merchandise inventories	(11,135)	(56,819)	(14,017)
Prepaid expenses and other current assets	3,087	968	(2,060)
Other assets	(20,913)	(1,047)	—
Accounts payable and accrued expenses	(31,338)	38,187	19,584
Operating lease liabilities	(22,263)	(18,845)	—
Customer deposits	(6,556)	7,323	4,339
Net Cash (Used in) Provided by Operating Activities	(21,375)	32,648	40,521
Cash Flows from Investing Activities
Purchase of property and equipment	(25,242)	(14,615)	(8,374)
Payments for patents and trademarks	(307)	(503)	(678)
Net Cash Used in Investing Activities	(25,549)	(15,118)	(9,052)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(1,658)	(3,583)	(1,717)
Proceeds from the exercise of warrants	—	104	100
Payment of deferred financing costs	(277)	—	(50)
Net Cash Used in Financing Activities	(1,935)	(3,479)	(1,667)
Net Change in Cash and Cash Equivalents	(48,859)	14,051	29,802
Cash and Cash Equivalents - Beginning	92,392	78,341	48,539
Cash and Cash Equivalents - End	$43,533	$92,392	$78,341
Supplemental Cash Flow Disclosures
Cash paid for taxes	$10,670	$1,121	$86
Cash paid for interest	$192	$95	$85
Non-cash investing activities:
Asset acquisitions not yet paid for at end of year	$4,103	$1,370	$—
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation, and Summary of Significant Accounting Policies
Nature of Operations
The Lovesac Company (the “Company”, “we”, “us” or “our”) is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online sales directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, as well as through shop-in-shops and online pop-up-shops with third party retailers. As of January 29, 2023, the Company operated 195 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.
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
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $159.7 million in fiscal 2023, $112.7 million in fiscal 2022, and $63.1 million in fiscal 2021.
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
The Company offers its products through showrooms and through the Internet. The other channel predominantly represents sales through the use of online and in store pop-up shops, shop-in-shops, and barter inventory transactions. In store pop-up-shops are staffed with associates trained to demonstrate and sell our product. The following represents sales disaggregated by channel:

(in thousands)	2023	2022	2021
	(As Restated)
Showrooms	$398,184	$298,989	$146,150
Internet	176,519	150,622	151,065
Other	76,476	48,628	23,523
Total net sales	$651,179	$498,239	$320,738
The Company has no foreign operations and its sales to foreign countries was less than .01% of total net sales in fiscal 2023, 2022, and 2021.
The Company had no customers in fiscal 2023, 2022, or 2021 that comprise more than 10% of total net sales. See Note 12. Segment Information for net sales disaggregated by product.
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
For the year ended January 29, 2023, and January 30, 2022, the Company recognized $21.3 million and $3.5 million, respectively, of barter sales in exchange for media credits. The Company had $25.2 million and $3.4 million of unused media credits as of January 29, 2023, and January 30, 2022, respectively, and did not recognize any impairment. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.
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

Trade Accounts Receivable, net
Trade accounts receivable are stated at their estimated realizable amount and do not bear interest for which collectability is reasonably assured. Management determines the allowance for doubtful accounts by regularly evaluating individual customer accounts, considering the customer’s financial condition, and credit history, and general and industry current economic conditions. Trade accounts receivables are evaluated for collectability on a regular basis and an allowance is recorded, if necessary. Recoveries of amounts previously written off are recorded when received. Historically, collection losses have been immaterial as a significant portion of the Company’s receivables are related to individual credit card transactions and two wholesale customers. The Company recognized $0.4 million related to bad debt write-offs for fiscal 2023,and 2022, and recognized $0.8 million for fiscal 2021, respectively.
Breakdown of trade accounts receivable is as follows:

(in thousands)	As of January 29, 2023	As of January 30, 2022
	(As Restated)
Credit card receivables	$4,703	$3,186
Wholesale receivables	4,400	5,361
Total trade receivable, net	$9,103	$8,547
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
Note 2. Restatement and Other Corrections of Previously Issued Financial Statements

The Audit Committee of the Board of Directors of Lovesac completed an independent investigation in August 2023 whereby the Company concluded $2.2 million of last mile shipping expenses relating to the fiscal year ended January 29, 2023 were improperly capitalized during the quarter ended April 30, 2023. Through this investigation, the Company also determined that the methodology used to estimate an accrual of last mile freight expenses at each period end was not accurate because the calculation did not use the correct number of shipments that were accepted by the shipper for delivery, but not yet invoiced to the Company. Management prepared a quantitative and qualitative analysis of these errors, along with certain other immaterial accounting errors, in accordance with the U.S. SEC Staff's Accounting Bulletin Nos. 99 and 108, Materiality, and concluded the aggregate impact of all the errors are material to the Company's previously reported interim, year-to-date, and annual financial statements as of and for the year ended January 29, 2023 and the Company’s previously reported interim financial statements as of and for the three-month period ended April 30, 2023 and immaterial to the previously reported interim, year-to-date, and annual financial statements as of and for the year ended January 30, 2022 (collectively the "previously reported financial statements"). As a result, the accompanying financial statements as of and for the years ended January 29, 2023 and 2022, and related notes hereto, have been restated or revised, as applicable, to correct these errors. The errors had no impact on the Company's previously financial statements as of and for the year ended January31, 2021.

A summary of the impacts of the adjustments on the previously reported financial statements are included below. Note 13. Quarterly Financial Data (Unaudited) discloses the impact of the adjustments on the Company’s unaudited condensed financial information for each interim period within the fiscal year ended January 29, 2023.

	Year Ended
	January 29, 2023		January 30, 2022
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Revised
Net sales	$651,545	$651,179	$498,239	$498,239
Gross profit	345,826	343,651	273,345	273,532
Operating income	39,017	36,966	38,441	40,578
Net income	28,242	26,488	45,900	47,488

	As of
	January 29, 2023		January 30, 2022
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Revised
Total current assets	$194,041	$187,715	$225,158	$221,731
Total non-current assets	224,013	220,911	146,421	147,353
Total assets	418,054	408,626	371,579	369,084
Total current liabilities	88,839	82,041	118,779	114,696
Total non-current liabilities	135,955	133,491	96,574	96,574
Total liabilities	224,794	215,532	215,353	211,270
Total equity	193,260	193,094	156,226	157,814

A description of the errors and their impacts on the previously issued financial statements are included below.

Description of Misstatement Adjustments

(a) Last Mile Freight

The Company recorded adjustments to correct misstatements identified in the internal investigation related to last mile freight expenses. The correction of this item represents the net impact of the findings from the investigation as noted above.

(b) Leases

The Company recorded adjustments to correct certain misstatements related to its operating leases. In the fiscal year 2022, the Company recorded an incorrect entry that resulted in the double-counting of rent expense associated with operating leases, with a corresponding impact on prepaid rent and lease liabilities as of January 30, 2022. In addition, the Company recorded an incorrect entry pertaining to incremental borrowing rate that resulted in misstatements associated with operating leases, with a corresponding impact on prepaid rent, right-of-use assets, and the current and long-term portion of operating lease liabilities, as of and during the fiscal year ended January 29, 2023

(c) Buyer’s Remorse

The Company recorded an adjustment to correct certain canceled sales orders related to buyer’s remorse, which resulted in an overstatement of net revenue and trade receivables as of and for the fiscal year ended January 29, 2023. The Company defines buyer's remorse as a customer who cancels an order within a short window of time after making a purchase.

(d) Supplier Rebates

During the quarter ended July 31, 2022, the Company received rebates from certain of its suppliers which was incorrectly recorded to cost of goods sold for the entire amount of the rebate received instead of deferring a portion of the rebate to inventory and recognizing the rebate in cost of goods sold as the related inventory was sold. We corrected these misstatements to defer the up-front consideration from suppliers when the retention or receipt of that consideration was to recognize the consideration as a reduction of cost of goods sold over the sell through rate of the inventory.

(e) Balance Sheet Reclassifications

The Company recorded adjustments to correct the classification of certain balance sheet reclassifications between short and long-term assets. These adjustments primarily related to the classification of prepaid expenses and other current assets and the classification of other assets (long-term). In addition, the Company recorded adjustments to correct the classification of tenant improvement allowances which resulted in a reclassification between prepaid expenses and other current assets and short-term lease liabilities.

(f) Income Taxes

The Company recorded adjustments to recognize the net impact on current and deferred income taxes associated with all the misstatements described herein. The adjustments to income taxes were recorded in the period corresponding with the respective misstatements. The correction of these misstatements resulted in a decrease in provision for income taxes of $0.3 million and a decrease in benefit from income taxes of $0.5 million, respectively for the years ended January 29, 2023 and January 30, 2022.

(g) Inventory and Cost of Goods Sold

The Company recorded adjustments to correct for a misstatement of an accrual related to a duplicate recording of a vendor invoice for freight charges. The Company recorded another adjustment to correct for the misstatement of inventory related to partial returned goods.

(h) Cash Flow Reclassification

The Company corrected the cash flow presentation related to purchases of property and equipment and patents and trademarks not yet paid for at period end. This resulted in a reclassification between cash flows from operating activities and investing activities for the fiscal year ended January 30, 2022 and for the fiscal periods ended October 30, 2022, July 31, 2022 and May 1, 2022. There was no impact to net change in cash and cash equivalents.

THE LOVESAC COMPANY
BALANCE SHEET

	January 29, 2023
(amounts in thousands, except share and per share amounts)	As Previously Reported	Corrections	Reference	As Restated
Assets
Current Assets
Trade accounts receivable	9,469	(366)	(c)	9,103
Merchandise inventories, net	119,962	(335)	(g)	119,627
Prepaid expenses and other current assets	21,077	(5,625)	(a)(b)(e)(f)	15,452
Total Current Assets	194,041	(6,326)		187,715
Operating lease right-of-use assets	138,271	(2,860)	(b)	135,411
Other Assets
Deferred tax asset	9,420	(743)	(f)	8,677
Other assets	21,863	501	(e)	22,364
Total Other Assets	32,838	(242)		32,596
Total Assets	$418,054	$(9,428)		$408,626
Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	23,392	2,025	(a)(b)(f)	25,417
Current operating lease liabilities	21,898	(8,823)	(b)(e)	13,075
Total Current Liabilities	88,839	(6,798)		82,041
Operating Lease Liability, long-term	135,955	(2,464)	(b)	133,491
Total Liabilities	224,794	(9,262)		215,532
Stockholders’ Equity
Accumulated earnings (deficit)	10,706	(166)	(a)(b)(c)(f)(g)	10,540
Stockholders' Equity	193,260	(166)		193,094
Total Liabilities and Stockholders' Equity	$418,054	$(9,428)		$408,626
The description of each error is described above. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of $1.0 million, an increase to accrued expenses of $2.3 million, and a decrease to accumulated earnings of $1.3 million at January 29, 2023.
(b) Leases - The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of less than $0.1 million, a decrease to operating lease right-of-use assets of $2.9 million, an increase to accrued expenses of $0.2 million, a decrease to current operating lease liabilities of $2.7 million, a decrease to operating lease liability, long-term of $2.5 million, and an increase to accumulated earnings of $2.1 million at January 29, 2023.
(c) Buyer’s Remorse - The correction of these misstatements resulted in a decrease to trade accounts receivable of $0.4 million and a decrease to accumulated earnings of $0.4 million at January 29, 2023.
(e) Balance Sheet Reclassifications - The correction of these misstatements resulted in a decrease to prepaid expenses and other current assets of $6.7 million, a decrease to current operating lease liabilities of $6.2 million, and an increase to other assets of $0.5 million at January 29, 2023.
(f) Income Taxes - The tax impact of all misstatements resulted in a decrease to prepaid expenses and other current assets of less than $0.1 million, a decrease to deferred tax asset of $0.7 million, a decrease to accrued expenses of $0.5 million, and a decrease to accumulated earnings of $0.2 million at January 29, 2023.
(g) Inventory and Cost of Goods Sold - The correction of these misstatements resulted in a decrease to merchandise inventories, net of $0.3 million and a decrease to accumulated earnings of $0.3 million at January 29, 2023.

THE LOVESAC COMPANY
STATEMENT OF OPERATIONS

	For the Year Ended January 29, 2023
(amounts in thousands, except per share data and share amounts)	As Previously Reported	Corrections	Reference	As Restated
Net sales	$651,545	$(366)	(c)	$651,179
Cost of merchandise sold	305,719	1,809	(a)(g)	307,528
Gross profit	345,826	(2,175)		343,651
Operating expenses
Selling, general and administration expenses	216,103	(124)	(b)	215,979
Total operating expenses	306,809	(124)		306,685

Operating income (loss)	39,017	(2,051)		36,966
Net income (loss) before taxes	38,900	(2,051)		36,849
(Provision for) benefit from income taxes	(10,658)	297	(f)	(10,361)
Net income (loss)	$28,242	$(1,754)		$26,488

Net income (loss) per common share:
Basic	$1.86	$(0.12)		$1.74
Diluted	$1.77	$(0.11)		$1.66
The description of each error is described above. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to cost of merchandise sold of $1.5 million for the year ended January 29, 2023.
(b) Leases - The correction of these misstatements resulted in a decrease to selling, general and administrative expenses of $0.1 million for the year ended January 29, 2023.
(c) Buyer’s Remorse - The correction of these misstatements resulted in a decrease to net sales of $0.4 million for the year ended January 29, 2023.
(f) Income Taxes - The tax impact of all misstatements resulted in a decrease to provision for income taxes of $0.3 million for the year ended January 29, 2023.
(g) Inventory and Cost of Goods Sold - The correction of these misstatements resulted in an increase to cost of merchandise sold of $0.3 million for the year ended January 29, 2023.

THE LOVESAC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED JANUARY 29, 2023

		Common
(amounts in thousands, except share amounts)	Restatement Reference	Shares	Amount	Additional paid-in capital	Accumulated (deficit) earnings	Total Shareholders' Equity
As Previously Reported
Balance - January 30, 2022		15,123,338	$—	$173,762	$(17,536)	$156,226
Net income		—	—	—	28,242	28,242
Balance - January 29, 2023		15,195,698	$—	$182,554	$10,706	$193,260
Adjustments/Restatement Impacts
Balance - January 30, 2022		—	$—	$—	$1,588	$1,588
Net loss	(a)(b)(c)(f)(g)	—	—	—	(1,754)	(1,754)
Balance - January 29, 2023		—	$—	$—	$(166)	$(166)
As Revised/Restated
Balance - January 30, 2022 (As Revised)		15,123,338	$—	$173,762	$(15,948)	$157,814
Net income (As Restated)		—	—	—	26,488	26,488
Balance - January 29, 2023 (As Restated)		15,195,698	$—	$182,554	$10,540	$193,094
See descriptions of the net income (loss) impacts in the statement of operations for the year ended January 29, 2023 sections above.

THE LOVESAC COMPANY
STATEMENT OF CASH FLOWS

	For the Year Ended January 29, 2023
	As Previously Reported	Corrections	Reference	As Restated
Cash Flows from Operating Activities
Net income (loss)	$28,242	$(1,754)	(a)(b)(c)(f)(g)	$26,488
Adjustments to reconcile net income (loss) to cash used in operating activities:
Deferred income taxes	416	628	(f)	1,044
Change in operating assets and liabilities:
Trade accounts receivable	(921)	366	(c)	(555)
Merchandise inventories	(11,470)	335	(g)	(11,135)
Prepaid expenses and other current assets	890	2,197	(a)(b)(e)(f)	3,087
Other assets	(21,459)	546	(e)	(20,913)
Accounts payable and accrued expenses	(33,002)	1,664	(a)(b)(f)	(31,338)
Operating lease liabilities	(18,281)	(3,982)	(b)(e)	(22,263)
Net cash used in operating activities	(21,375)	—		(21,375)
Cash Flows from Investing Activities
Net cash used in investing activities	(25,549)	—		(25,549)
Cash Flows from Financing Activities
Net cash used in financing activities	(1,935)	—		(1,935)
Net change in cash and cash equivalents	(48,859)	—		(48,859)
Cash and cash equivalents - Beginning	92,392	—		92,392
Cash and cash equivalents - Ending	$43,533	$—		$43,533
See descriptions of the net income (loss) impacts in the statement of operations for the year ended January 29, 2023 section above.
No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the year ended January 29, 2023.

THE LOVESAC COMPANY
BALANCE SHEET

	January 30, 2022
(amounts in thousands, except share and per share amounts)	As Previously Reported	Revisions	Reference	As Revised
Assets
Current Assets
Prepaid expenses and other current assets	15,726	(3,427)	(a)(b)(e)(f)	12,299
Total Current Assets	225,158	(3,427)		221,731
Other Assets
Deferred tax asset	9,836	(115)	(f)	9,721
Other assets	—	1,047	(e)	1,047
Total Other Assets	11,393	932		12,325
Total Assets	$371,579	$(2,495)		$369,084
Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	40,497	362	(a)(f)	40,859
Current operating lease liabilities	16,382	(4,445)	(b)(e)	11,937
Total Current Liabilities	118,779	(4,083)		114,696
Total Liabilities	215,353	(4,083)		211,270
Stockholders’ Equity
Accumulated (deficit) earnings	(17,536)	1,588	(a)(b)(f)	(15,948)
Stockholders' Equity	156,226	1,588		157,814
Total Liabilities and Stockholders' Equity	$371,579	$(2,495)		$369,084
The description of each error is described above. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of $0.1 million, a decrease to accrued expenses of $0.1 million, and a decrease to accumulated deficit of $0.2 million at January 30, 2022.
(b) Leases - The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of $0.3 million, a decrease to current operating lease liabilities of $1.7 million, and a decrease to accumulated deficit of $2.0 million at January 30, 2022.
(e) Balance Sheet Reclassifications - The correction of these misstatements resulted in a decrease to prepaid expenses and other current assets of $3.8 million, a decrease to current operating lease liabilities of $2.8 million, and an increase to other assets of $1.0 million at January 30, 2022.
(f) Income Taxes - The tax impact of all misstatements resulted in an increase to prepaid expenses and other current assets of less than $0.1 million, a decrease to deferred tax asset of $0.1 million, an increase to accrued expenses of $0.5 million, and an increase to accumulated deficit of $0.5 million at January 30, 2022.

THE LOVESAC COMPANY
STATEMENT OF OPERATIONS

	For the Year Ended January 30, 2022
(amounts in thousands, except per share data and share amounts)	As Previously Reported	Revisions	Reference	As Revised
Cost of merchandise sold	224,894	(187)	(a)	224,707
Gross profit	273,345	187		273,532
Operating expenses
Selling, general and administration expenses	161,967	(1,950)	(b)	160,017
Total operating expenses	234,904	(1,950)		232,954

Operating income	38,441	2,137		40,578
Net income before taxes	38,262	2,137		40,399
Benefit from (provision for) income taxes	7,638	(549)	(f)	7,089
Net income	$45,900	$1,588		$47,488

Net income per common share:
Basic	$3.04	$0.10		$3.14
Diluted	$2.86	$0.10		$2.96
The description of each error is described above. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in a decrease to cost of merchandise sold of $0.2 million for the year ended January 30, 2022.
(b) Leases - The correction of these misstatements resulted in a decrease to selling, general and administrative expenses of $2.0 million for the year ended January 30, 2022.
(f) Income Taxes - The tax impact of all misstatements resulted in a decrease to benefit from income taxes of $0.5 million for the year ended January 30, 2022.

THE LOVESAC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED JANUARY 30, 2022

		Common
(amounts in thousands, except share amounts)	Reference	Shares	Amount	Additional paid-in capital	Accumulated (deficit) earnings	Total Shareholders' Equity
As Previously Reported
Balance - January 31, 2021		15,011,556	$—	$171,382	$(63,436)	$107,946
Net income		—	—	—	45,900	45,900
Balance - January 30, 2022		15,123,338	$—	$173,762	$(17,536)	$156,226
Adjustments
Balance - January 31, 2021		—	$—	$—	$—	$—
Net income	(a)(b)(f)	—	—	—	1,588	1,588
Balance - January 30, 2022		—	$—	$—	$1,588	$1,588
As Revised
Balance - January 31, 2021		15,011,556	$—	$171,382	$(63,436)	$107,946
Net income		—	—	—	47,488	47,488
Balance - January 30, 2022		15,123,338	$—	$173,762	$(15,948)	$157,814

See descriptions of the net income (loss) impacts in the statement of operations for the year ended January 30, 2022 sections above.

THE LOVESAC COMPANY
STATEMENT OF CASH FLOWS

	For the Year Ended January 30, 2022
	As Previously Reported	Revisions	Reference	As Revised
Cash Flows from Operating Activities
Net income	$45,900	$1,588	(a)(b)(f)	$47,488
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income taxes	(9,836)	115	(f)	(9,721)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,459)	3,427	(a)(b)(e)(f)	968
Other assets	—	(1,047)	(e)	(1,047)
Accounts payable and accrued expenses	39,195	(1,008)	(a)(f)(h)	38,187
Operating lease liabilities	(14,400)	(4,445)	(b)(e)	(18,845)
Net cash provided by (used in) operating activities	34,018	(1,370)		32,648
Cash Flows from Investing Activities
Purchase of property and equipment	(15,887)	1,272	(h)	(14,615)
Payments for patents and trademarks	(601)	98	(h)	(503)
Net cash (used in) provided by investing activities	(16,488)	1,370		(15,118)
Cash Flows from Financing Activities
Net cash used in financing activities	(3,479)	—		(3,479)
Net change in cash and cash equivalents	14,051	—		14,051
Cash and cash equivalents - Beginning	78,341	—		78,341
Cash and cash equivalents - Ending	$92,392	$—		$92,392
Supplemental Cash Flow Data:
Non-cash investing activities:
Asset acquisitions not yet paid for at period end	$—	$1,370	(h)	$1,370
See descriptions of the net income (loss) impacts in the statement of operations for the year ended January 30, 2022 section above.
The cash flow classification, as described in item (h) in the description of misstatement adjustments section above, resulted in a decrease of $1.4 million in net cash provided by operating activities and an increase of $1.4 million in net cash provided by investing activities for the year ended January 30, 2022.
No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the year ended January 30, 2022.

Note 5. Prepaid Expenses and Other Current Assets

Certain balances herein reflect the restatements described in Note 2. Restatement and Other Corrections of Previously Issued Financial Statements.
A summary of other prepaid and other current assets follows (in thousands):

	2023	2022
	(As Restated)	(As Revised)
Barter credits	3,770	3,407
Rebate receivable	2,780	226
Prepaid insurance	2,009	1,667
Prepaid catalog costs and related	1,557	4,794
Prepaid taxes	1,000	—
Prepaid software licenses	945	790
Deposits	662	16
Prepaid rent	536	348
Prepaid inventory	49	475
Other	2,144	576
	$15,452	$12,299

Note 6. Accrued Expenses

Certain balances herein reflect the restatements described in Note 2. Restatement and Other Corrections of Previously Issued Financial Statements.
A summary of accrued expenses follows (in thousands):

	2023	2022
	(As Restated)	(As Revised)
Accrued warehouse expenses	$5,625	$2,671
Customer return liability	4,483	2,026
Accrued professional fees	2,167	2,268
Accrued freight and shipping	4,432	23,594
Accrued occupancy	1,278	1,284
Accrued income taxes	687	1,458
Accrued insurance	1,026	973
Accrued credit card fees	770	542
Accrued advertising fees	739	4,150
Warranty liability	721	689
Other accrued expenses	3,489	1,204
	$25,417	$40,859

Note 7. Income Taxes

Certain balances herein reflect the restatements described in Note 2. Restatement and Other Corrections of Previously Issued Financial Statements.
The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the statements of operations are set forth below:

	2023	2022	2021
	(As Restated)	(As Revised)
Current taxes:
U.S. federal	$6,127	$412	$—
State and local	3,190	2,220	86
Total current tax expense	$9,317	$2,632	$86

Deferred taxes:
U.S. federal	$1,767	$(7,222)	$—
State and local	(723)	(2,499)	—
Total deferred tax expense (benefit)	1,044	(9,721)	—
Total tax provision	$10,361	$(7,089)	$86
A reconciliation of income taxes at the federal statutory corporate rate to the effective rate is as follows:

	2023	2022	2021
	(As Restated)	(As Revised)
Provision (benefit) at federal Statutory rates	21.0%	21.0%	21.0%
State tax, net of federal provision (benefit)	4.9%	4.9%	3.3%
Non-deductible executive compensation	1.8%	1.8%	—%
Permanent adjustments	0.2%	—%	0.1%
Equity-based compensation	0.1%	(4.4)%	(2.8)%
Federal true-ups	0.1%	(0.4)%	0.4%
Change in valuation allowance	—%	(40.4)%	(21.4)%
Income tax provision	28.1%	(17.5)%	0.6%

Significant components of the Company's deferred tax assets are as follows (in thousands):

	2023	2022
	(As Restated)	(As Revised)
Deferred Income Tax Assets
Federal net operating loss carryforward	$—	$2,399
State net operating loss carryforward	440	1,399
Intangible assets	403	397
Accrued liabilities	2,952	3,242
Equity-based compensation	3,247	2,032
Merchandise inventories	724	689
Charitable Contributions	—	12
R&D Capitalization	1,920	—
Operating Lease Liabilities	39,488	28,702
Total Deferred Income Tax Assets	49,174	38,872
Deferred Income Tax Liabilities
Operating Lease Right of Use Asset	(35,484)	(26,726)
Property and equipment	(5,013)	(2,425)
Total Deferred Tax Liabilities	(40,497)	(29,151)
Net Deferred Income Tax Asset	$8,677	$9,721
At January 29, 2023, the Company did not have any net operating loss carryforwards available for federal income tax purposes. At January 30, 2022, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $11.4 million. In addition, the Company has approximately $7.1 million and $22.2 million of state net operating loss carryforwards as of January 29, 2023 and January 30, 2022, respectively. The state net operating losses expire at various times between 2031 and 2040. The statute of limitations has expired for all tax years prior to 2019 for federal and state tax purposes. However, the net operating losses generated on the Company's federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.
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
Note 8. Leases
Certain balances herein reflect the restatements described in Note 2. Restatement and Other Corrections of Previously Issued Financial Statements.
During fiscal 2022, the Company adopted ASC No. 2016-02, Leases (Topic 842). Components of lease expense were as follows (in thousands):

	2023	2022
	(As Restated)	(As Revised)
Operating lease expense	$24,173	$18,902
Variable lease expense	16,082	10,489
Short term lease expense	721	336
Total lease expense	$40,976	$29,727
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

Future minimum lease payments under non-cancelable leases as of January 29, 2023 were as follows (in thousands):

(As Restated)
2024	$21,511
2025	26,759
2026	24,447
2027	22,083
2028	19,747
Thereafter	57,705
Total undiscounted future minimum lease payments	172,252
Less: imputed interest	(25,686)
Total present value of lease obligations	146,566
Less: current operating lease liability	(13,075)
Operating lease liability- long term	$133,491
Supplemental cash flow information and non-cash activity related to our operating leases is as follows (in thousands):

	2023	2022
	(As Restated)
Operating cash flow information:
Cash paid for operating lease liabilities	$23,724	$14,400
Non-cash activities
Net additions to right-of-use assets obtained in exchange for lease obligations	$53,239	$116,048

Note 9. Commitments, Contingencies and Related Parties
Contingencies
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

Legal Proceedings

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
The Company has voluntarily self-reported to the SEC information concerning the internal investigation of the accounting matters described in the Explanatory Note and in Note 2. Restatement and Other Corrections of Previously Issued Financial Statements. As a result of self-reporting, the Company is the subject of an ongoing, non-public investigation by the SEC. The Company is cooperating fully with the SEC in its investigation and continues to respond to requests in connection with this matter. The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek with respect to the Company, if any, cannot be predicted at this time.

Note 12. Segment Information

Certain balances herein reflect the restatements described in Note 2. Restatement and Other Corrections of Previously Issued Financial Statements.
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
The Company’s sales by product which are considered one segment are as follows:

	2023	2022	2021
	(As Restated)
Sactionals	$584,449	$436,588	$271,018
Sacs	55,145	52,478	44,975
Other	11,585	9,173	4,745
Total net sales	$651,179	$498,239	$320,738

Note 13. Quarterly Financial Data (Unaudited)

The following tables present net impact of the restatement described in Note 2. Restatement and Other Corrections of Previously Issued Financial Statements on our previously reported unaudited condensed financial statements for each interim period ended October 30, 2022, July 31, 2022 and May 1, 2022, respectively.

The restated periods presented below will be effective with the filing of our future 2024 unaudited interim condensed financial statement filings in Quarterly Reports on Form 10-Q. The previously reported amounts presented in the tables below have been derived from our Quarterly Reports on Form 10-Q filed on December 8, 2022, September 9, 2022 and June, 8, 2022 respectively. See Note 2. Restatement and Other Corrections of Previously Issued Financial Statements for a description of the misstatements in each category of restatements referenced by (a) through (h).

The net impact of the restatement on our quarterly financial data for 2023 is summarized as follows:

	For the Thirteen Weeks Ended
	January 29, 2023		October 30, 2022		July 31, 2022		May 1, 2022
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$238,847	$238,481	$134,784	$134,784	$148,534	$148,534	$129,380	$129,380
Gross profit	135,220	133,674	63,572	64,904	80,926	79,099	66,108	65,974
Operating income (loss)	38,071	36,477	(11,595)	(10,125)	9,896	8,120	2,645	2,494
Net income (loss)	27,644	26,215	(8,419)	(7,362)	7,122	5,849	1,895	1,786

	As of
	January 29, 2023		October 30, 2022		July 31, 2022		May 1, 2022
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Total current assets	$194,041	$187,715	$215,537	$209,264	$209,259	$203,491	$210,185	$206,214
Total non-current assets	224,013	220,911	191,859	191,787	164,655	165,422	156,391	157,381
Total assets	418,054	408,626	407,396	401,051	373,914	368,913	366,576	363,595
Total current liabilities	88,839	82,041	118,997	111,389	98,059	92,852	103,859	99,399
Total non-current liabilities	135,955	133,491	130,229	130,229	109,864	109,864	103,480	103,480
Total liabilities	224,794	215,532	249,226	241,618	207,923	202,716	207,339	202,879
Total equity	193,260	193,094	158,170	159,433	165,991	166,197	159,237	160,716

The net impact of the restatement on our quarterly and year-to-date unaudited condensed financial statements as of and for the thirteen weeks and thirty-nine weeks ended October 30, 2022, as of and for the thirteen and twenty-six weeks ended July 31, 2023 and as of and for the thirteen weeks ended May 1, 2022 is summarized as follows:

THE LOVESAC COMPANY
CONDENSED BALANCE SHEET
(unaudited)

	October 30, 2022
(amounts in thousands, except share and per share amounts)	As Previously Reported	Corrections	Reference	As Restated
Assets
Current Assets
Cash and cash equivalents	$3,832	$—		$3,832
Trade accounts receivable	15,357	—		15,357
Merchandise inventories, net	154,481	—		154,481
Prepaid expenses and other current assets	41,867	(6,273)	(a)(b)(e)(f)	35,594
Total Current Assets	215,537	(6,273)		209,264
Property and equipment, net	47,477	—		47,477
Operating lease right-of-use assets	133,075	(1,100)	(b)	131,975
Other Assets
Goodwill	144	—		144
Intangible assets, net	1,395	—		1,395
Deferred financing costs, net	73	—		73
Deferred tax asset	9,695	(12)	(f)	9,683
Other assets	—	1,040	(e)	1,040
Total Other Assets	11,307	1,028		12,335
Total Assets	$407,396	$(6,345)		$401,051
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$47,267	$—		$47,267
Accrued expenses	33,126	1,533	(a)(f)	34,659
Payroll payable	7,199	—		7,199
Customer deposits	5,861	—		5,861
Current operating lease liabilities	20,774	(9,141)	(b)(e)	11,633
Sales taxes payable	4,770	—		4,770
Total Current Liabilities	118,997	(7,608)		111,389
Operating Lease Liability, long-term	130,229	—		130,229
Line of Credit	—	—		—
Total Liabilities	249,226	(7,608)		241,618
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of October 30, 2022	—	—		—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 15,192,134 shares issued and outstanding as of October 30, 2022	—	—		—
Additional paid-in capital	175,108	—		175,108
Accumulated (deficit) earnings	(16,938)	1,263	(a)(b)(f)	(15,675)
Stockholders' Equity	158,170	1,263		159,433
Total Liabilities and Stockholders' Equity	$407,396	$(6,345)		$401,051

The description of each error is described in Note 2. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of $0.7 million, an increase to accrued expenses of $1.1 million, and an increase to accumulated deficit of $0.4 million at October 30, 2022.
(b) Leases - The correction of these misstatements resulted in an decease to prepaid expenses and other current assets of less than $0.1 million, a decrease to operating lease right-of-use assets of $1.1 million, a decrease to current operating lease liabilities of $3.3 million, and a decrease to accumulated deficit of $2.2 million at October 30, 2022.
(e) Balance Sheet Reclassifications - The correction of these misstatements resulted in a decrease to prepaid expenses and other current assets of $6.9 million, a decrease to current operating lease liabilities of $5.9 million and an increase to other assets of $1.0 million at October 30, 2022.
(f) Income Taxes - The tax impact of all misstatements resulted in an increase to prepaid expenses and other current assets of less than $0.1 million, a decrease to deferred tax asset of less than $0.1 million, an increase to accrued expenses of $0.4 million, and an increase to accumulated deficit of $0.4 million at October 30, 2022.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended October 30, 2022
(amounts in thousands, except per share data and share amounts)	As Previously Reported	Corrections	Reference	As Restated
Net sales	$134,784	$—		$134,784
Cost of merchandise sold	71,212	(1,332)	(a)(d)	69,880
Gross profit	63,572	1,332		64,904
Operating expenses
Selling, general and administration expenses	53,658	(138)	(b)	53,520
Advertising and marketing	19,050	—		19,050
Depreciation and amortization	2,459	—		2,459
Total operating expenses	75,167	(138)		75,029

Operating (loss) income	(11,595)	1,470		(10,125)
Interest expense, net	(69)	—		(69)
Net (loss) income before taxes	(11,664)	1,470		(10,194)
Benefit from (provision for) income taxes	3,245	(413)	(f)	2,832
Net (loss) income	$(8,419)	$1,057		$(7,362)

Net (loss) income per common share:
Basic	$(0.55)	$0.07		$(0.48)
Diluted	$(0.55)	$0.07		$(0.48)

Weighted average number of common shares outstanding:
Basic	15,220,593	—		15,220,593
Diluted	15,220,593	—		15,220,593
The description of each error is described in Note 2. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in a decrease to cost of merchandise sold of $0.4 million for the thirteen weeks ended October 30, 2022.
(b) Leases - The correction of these misstatements resulted in a decrease to selling, general and administrative expenses of $0.1 million for the thirteen weeks ended October 30, 2022.
(d) Supplier Rebates - The correction of these misstatements resulted in a decrease to cost of merchandise sold of $0.9 million for the thirteen weeks ended October 30, 2022.
(f) Income Taxes - The tax impact of all misstatements resulted in a decrease to benefit from income taxes of $0.4 million for the thirteen weeks ended October 30, 2022.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the Thirty-Nine Weeks Ended October 30, 2022
(amounts in thousands, except per share data and share amounts)	As Previously Reported	Corrections	Reference	As Restated
Net sales	$412,698	$—		$412,698
Cost of merchandise sold	202,092	629	(a)	202,721
Gross profit	210,606	(629)		209,977
Operating expenses
Selling, general and administration expenses	147,425	(172)	(b)	147,253
Advertising and marketing	54,039	—		54,039
Depreciation and amortization	8,196	—		8,196
Total operating expenses	209,660	(172)		209,488

Operating income (loss)	946	(457)		489
Interest expense, net	(101)	—		(101)
Net income (loss) before taxes	845	(457)		388
(Provision for) benefit from income taxes	(247)	132	(f)	(115)
Net income (loss)	$598	$(325)		$273

Net income (loss) per common share:
Basic	$0.04	$(0.02)		$0.02
Diluted	$0.04	$(0.02)		$0.02

Weighted average number of common shares outstanding:
Basic	15,190,079	—		15,190,079
Diluted	16,067,066	—		16,067,066
The description of each error is described in Note 2. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to cost of merchandise sold of $0.6 million for the thirty-nine weeks ended October 30, 2022.
(b) Leases - The correction of these misstatements resulted in a decrease to selling, general and administrative expenses of $0.2 million for the thirty-nine weeks ended October 30, 2022.
(f) Income Taxes - The tax impact of all misstatements resulted in a decrease to provision for income taxes of $0.1 million for the thirty-nine weeks ended October 30, 2022.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 2022
(unaudited)

		Common
(amounts in thousands, except share amounts)	Restatement Reference	Shares	Amount	Additional paid-in capital	Accumulated (deficit) earnings	Total Shareholders' Equity
As Previously Reported
Balance - January 30, 2022		15,123,338	$—	$173,762	$(17,536)	$156,226
Net income		—	—	—	1,895	1,895
Equity-based compensation		—	—	1,163	—	1,163
Issuance of common stock for restricted stock		1,704	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(47)	—	(47)
Balance - May 1, 2022		15,125,042	$—	$174,878	$(15,641)	$159,237
Net income		—	—	—	7,122	7,122
Equity-based compensation		—	—	1,034	—	1,034
Issuance of common stock for restricted stock		58,235	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(1,402)	—	(1,402)
Balance - July 31, 2022		15,183,277	$—	$174,510	$(8,519)	$165,991
Net loss		—	—	—	(8,419)	(8,419)
Equity-based compensation		—	—	732	—	732
Issuance of common stock for restricted stock		8,857	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(134)	—	(134)
Balance - October 30, 2022		15,192,134	$—	$175,108	$(16,938)	$158,170
Restatement Impacts
Balance - January 30, 2022	(a)(b)(f)	—	$—	$—	$1,588	$1,588
Net loss	(a)(b)(f)	—	—	—	(109)	(109)
Equity-based compensation		—	—	—	—	—
Issuance of common stock for restricted stock		—	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	—	—	—
Balance - May 1, 2022		—	$—	$—	$1,479	$1,479
Net loss	(a)(b)(d)(f)	—	—	—	(1,273)	(1,273)
Equity-based compensation		—	—	—	—	—
Issuance of common stock for restricted stock		—	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	—	—	—
Balance - July 31, 2022		—	$—	$—	$206	$206
Net income	(a)(b)(d)(f)	—	—	—	1,057	1,057
Equity-based compensation		—	—	—	—	—
Issuance of common stock for restricted stock		—	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	—	—	—
Balance - October 30, 2022		—	$—	$—	$1,263	$1,263
As Restated
Balance - January 30, 2022		15,123,338	$—	$173,762	$(15,948)	$157,814
Net income		—	—	—	1,786	1,786
Equity-based compensation		—	—	1,163	—	1,163
Issuance of common stock for restricted stock		1,704	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(47)	—	(47)
Balance - May 1, 2022		15,125,042	$—	$174,878	$(14,162)	$160,716
Net income		—	—	—	5,849	5,849
Equity-based compensation		—	—	1,034	—	1,034
Issuance of common stock for restricted stock		58,235	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(1,402)	—	(1,402)
Balance - July 31, 2022		15,183,277	$—	$174,510	$(8,313)	$166,197
Net loss		—	—	—	(7,362)	(7,362)
Equity-based compensation		—	—	732	—	732
Issuance of common stock for restricted stock		8,857	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(134)	—	(134)
Balance - October 30, 2022		15,192,134	$—	$175,108	$(15,675)	$159,433
See descriptions of the net income (loss) impacts in the statements of operations for the thirteen and thirty-nine weeks ended October 30, 2022 sections above.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the Thirty-Nine Weeks Ended October 30, 2022
	As Previously Reported	Corrections	Reference	As Restated
Cash Flows from Operating Activities
Net income (loss)	$598	$(325)	(a)(b)(f)	$273
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	7,911	—		7,911
Amortization of other intangible assets	285	—		285
Amortization of deferred financing fees	117	—		117
Net loss on disposal of property and equipment	41	—		41
Equity based compensation	2,929	—		2,929
Non-cash operating lease cost	13,582	—		13,582
Deferred income taxes	141	(103)	(f)	38
Change in operating assets and liabilities:
Trade accounts receivable	(6,810)	—		(6,810)
Merchandise inventories	(45,988)	—		(45,988)
Prepaid expenses and other current assets	(20,547)	2,846	(a)(b)(e)(f)	(17,701)
Other assets	—	7	(e)	7
Accounts payable and accrued expenses	3,281	(2,073)	(a)(f)(h)	1,208
Operating lease liabilities	(13,227)	(3,596)	(b)(e)	(16,823)
Customer deposits	(7,455)	—		(7,455)
Net cash used in operating activities	(65,142)	(3,244)		(68,386)
Cash Flows from Investing Activities
Purchase of property and equipment	(21,292)	3,177	(h)	(18,115)
Payments for patents and trademarks	(267)	67	(h)	(200)
Net cash (used in) provided by investing activities	(21,559)	3,244		(18,315)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(1,583)	—		(1,583)
Payment of deferred financing costs	(276)	—		(276)
Net cash used in financing activities	(1,859)	—		(1,859)
Net change in cash and cash equivalents	(88,560)	—		(88,560)
Cash and cash equivalents - Beginning	92,392	—		92,392
Cash and cash equivalents - Ending	$3,832	$—		$3,832
Supplemental Cash Flow Data:
Cash paid for taxes	$9,811	$—		$9,811
Cash paid for interest	$65	$—		$65
Non-cash investing activities:
Asset acquisitions not yet paid for at period end	$—	$3,244	(h)	$3,244
See descriptions of the net income (loss) impacts in the statement of operations for the thirty-nine weeks ended October 30, 2022 section above.
The cash flow classification, as described in item (h) in the description of misstatement adjustments section above, resulted in a decrease of $3.2 million in net cash provided by operating activities and an increase of $3.2 million in net cash provided by investing activities for the thirty-nine weeks ended October 30, 2022.
No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the thirty-nine weeks ended October 30, 2022.

THE LOVESAC COMPANY
CONDENSED BALANCE SHEET
(unaudited)

	July 31, 2022
(amounts in thousands, except share and per share amounts)	As Previously Reported	Corrections	Reference	As Restated
Assets
Current Assets
Cash and cash equivalents	$17,652	$—		$17,652
Trade accounts receivable	8,970	—		8,970
Merchandise inventories, net	146,626	(934)	(d)	145,692
Prepaid expenses and other current assets	36,011	(4,834)	(a)(b)(e)(f)	31,177
Total Current Assets	209,259	(5,768)		203,491
Property and equipment, net	42,049	—		42,049
Operating lease right-of-use assets	113,823	(600)	(b)	113,223
Other Assets
Goodwill	144	—		144
Intangible assets, net	1,425	—		1,425
Deferred financing costs, net	116	—		116
Deferred tax asset	7,098	310	(f)	7,408
Other assets	—	1,057	(e)	1,057
Total Other Assets	8,783	1,367		10,150
Total Assets	$373,914	$(5,001)		$368,913
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$34,238	$—		$34,238
Accrued expenses	29,372	1,401	(a)(f)	30,773
Payroll payable	5,056	—		5,056
Customer deposits	6,488	—		6,488
Current operating lease liabilities	18,514	(6,608)	(b)(e)	11,906
Sales taxes payable	4,391	—		4,391
Total Current Liabilities	98,059	(5,207)		92,852
Operating Lease Liability, long-term	109,864	—		109,864
Line of Credit	—	—		—
Total Liabilities	207,923	(5,207)		202,716
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of July 31, 2022	—	—		—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 15,183,277 shares issued and outstanding as of July 31, 2022	—	—		—
Additional paid-in capital	174,510	—		174,510
Accumulated (deficit) earnings	(8,519)	206	(a)(b)(d)(f)	(8,313)
Stockholders' Equity	165,991	206		166,197
Total Liabilities and Stockholders' Equity	$373,914	$(5,001)		$368,913

The description of each error is described in Note 2. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of $0.2 million, an increase to accrued expenses of $1.0 million, and an increase to accumulated deficit of $0.8 million at July 31, 2022.
(b) Leases - The correction of these misstatements resulted in an decease to prepaid expenses and other current assets of less than $0.1 million, a decrease to operating lease right-of-use assets of $0.6 million, a decrease to current operating lease liabilities of $2.6 million, and a decrease to accumulated deficit of $2.0 million at July 31, 2022.
(d) Supplier Rebates - The correction of these misstatements resulted in a decrease to merchandise inventories, net of $0.9 million and an increase to accumulated deficit of $0.9 million at July 31, 2022.
(e) Balance Sheet Reclassifications - The correction of these misstatements resulted in a decrease to prepaid expenses and other current assets of $5.1 million, a decrease to current operating lease liabilities of $4.0 million and an increase to other assets of $1.1 million at July 31, 2022.
(f) Income Taxes - The tax impact of all misstatements resulted in an increase to prepaid expenses and other current assets of less than $0.1 million, an increase to deferred tax asset of $0.3 million, an increase to accrued expenses of $0.3 million, and an increase to accumulated deficit of less than $0.1 million at July 31, 2022.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended July 31, 2022
(amounts in thousands, except per share data and share amounts)	As Previously Reported	Corrections	Reference	As Restated
Net sales	$148,534	$—		$148,534
Cost of merchandise sold	67,608	1,827	(a)(d)	69,435
Gross profit	80,926	(1,827)		79,099
Operating expenses
Selling, general and administration expenses	48,866	(51)	(b)	48,815
Advertising and marketing	19,088	—		19,088
Depreciation and amortization	3,076	—		3,076
Total operating expenses	71,030	(51)		70,979

Operating income (loss)	9,896	(1,776)		8,120
Interest income, net	3	—		3
Net income (loss) before taxes	9,899	(1,776)		8,123
(Provision for) benefit from income taxes	(2,777)	503	(f)	(2,274)
Net income (loss)	$7,122	$(1,273)		$5,849

Net income (loss) per common share:
Basic	$0.47	$(0.09)		$0.38
Diluted	$0.45	$(0.08)		$0.37

Weighted average number of common shares outstanding:
Basic	15,195,116	—		15,195,116
Diluted	16,004,061	—		16,004,061
The description of each error is described in Note 2. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to cost of merchandise sold of $0.9 million for the thirteen weeks ended July 31, 2022.
(b) Leases - The correction of these misstatements resulted in a decrease to selling, general and administrative expenses of less than $0.1 million for the thirteen weeks ended July 31, 2022.
(d) Supplier Rebates - The correction of these misstatements resulted in an increase to cost of merchandise sold of $0.9 million for the thirteen weeks ended July 31, 2022.
(f) Income Taxes - The tax impact of all misstatements resulted in a decrease to provision for income taxes of $0.5 million for the thirteen weeks ended July 31, 2022.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the Twenty-Six Weeks Ended July 31, 2022
(amounts in thousands, except per share data and share amounts)	As Previously Reported	Corrections	Reference	As Restated
Net sales	$277,914	$—		$277,914
Cost of merchandise sold	130,880	1,961	(a)(d)	132,841
Gross profit	147,034	(1,961)		145,073
Operating expenses
Selling, general and administration expenses	93,767	(34)	(b)	93,733
Advertising and marketing	34,989	—		34,989
Depreciation and amortization	5,737	—		5,737
Total operating expenses	134,493	(34)		134,459

Operating income (loss)	12,541	(1,927)		10,614
Interest expense, net	(32)	—		(32)
Net income (loss) before taxes	12,509	(1,927)		10,582
(Provision for) benefit from income taxes	(3,492)	545	(f)	(2,947)
Net income (loss)	$9,017	$(1,382)		$7,635

Net income (loss) per common share:
Basic	$0.59	$(0.09)		$0.50
Diluted	$0.56	$(0.08)		$0.48

Weighted average number of common shares outstanding:
Basic	15,175,247	—		15,175,247
Diluted	16,032,731	—		16,032,731
The description of each error is described in Note 2. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to cost of merchandise sold of $1.0 million for the twenty-six weeks ended July 31, 2022.
(b) Leases - The correction of these misstatements resulted in a decrease to selling, general and administrative expenses of less than $0.1 million for the twenty-six weeks ended July 31, 2022.
(d) Supplier Rebates - The correction of these misstatements resulted in an increase to cost of merchandise sold of $0.9 million for the twenty-six weeks ended July 31, 2022.
(f) Income Taxes - The tax impact of all misstatements resulted in a decrease to provision for income taxes of $0.5 million for the twenty-six weeks ended July 31, 2022.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2022
(unaudited)

		Common
(amounts in thousands, except share amounts)	Restatement Reference	Shares	Amount	Additional paid-in capital	Accumulated (deficit) earnings	Total Shareholders' Equity
As Previously Reported
Balance - January 30, 2022		15,123,338	$—	$173,762	$(17,536)	$156,226
Net income		—	—	—	1,895	1,895
Equity-based compensation		—	—	1,163	—	1,163
Issuance of common stock for restricted stock		1,704	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(47)	—	(47)
Balance - May 1, 2022		15,125,042	$—	$174,878	$(15,641)	$159,237
Net income		—	—	—	7,122	7,122
Equity-based compensation		—	—	1,034	—	1,034
Issuance of common stock for restricted stock		58,235	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(1,402)	—	(1,402)
Balance - July 31, 2022		15,183,277	$—	$174,510	$(8,519)	$165,991
Restatement Impacts
Balance - January 30, 2022	(a)(b)(f)	—	$—	$—	$1,588	$1,588
Net loss	(a)(b)(f)	—	—	—	(109)	(109)
Equity-based compensation		—	—	—	—	—
Issuance of common stock for restricted stock		—	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	—	—	—
Balance - May 1, 2022		—	$—	$—	$1,479	$1,479
Net loss	(a)(b)(d)(f)	—	—	—	(1,273)	(1,273)
Equity-based compensation		—	—	—	—	—
Issuance of common stock for restricted stock		—	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	—	—	—
Balance - July 31, 2022		—	$—	$—	$206	$206
As Restated
Balance - January 30, 2022		15,123,338	$—	$173,762	$(15,948)	$157,814
Net income		—	—	—	1,786	1,786
Equity-based compensation		—	—	1,163	—	1,163
Issuance of common stock for restricted stock		1,704	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(47)	—	(47)
Balance - May 1, 2022		15,125,042	$—	$174,878	$(14,162)	$160,716
Net income		—	—	—	5,849	5,849
Equity-based compensation		—	—	1,034	—	1,034
Issuance of common stock for restricted stock		58,235	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(1,402)	—	(1,402)
Balance - July 31, 2022		15,183,277	$—	$174,510	$(8,313)	$166,197
See descriptions of the net income (loss) impacts in the statements of operations for the thirteen and twenty-six weeks ended July 31, 2022 sections above.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the Twenty-Six Weeks Ended July 31, 2022
	As Previously Reported	Corrections	Reference	As Restated
Cash Flows from Operating Activities
Net income (loss)	$9,017	$(1,382)	(a)(b)(d)(f)	$7,635
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,549	—		5,549
Amortization of other intangible assets	188	—		188
Amortization of deferred financing fees	71	—		71
Equity based compensation	2,197	—		2,197
Non-cash operating lease cost	8,711	—		8,711
Deferred income taxes	2,738	(425)	(f)	2,313
Change in operating assets and liabilities:
Trade accounts receivable	(423)	—		(423)
Merchandise inventories	(38,133)	934	(d)	(37,199)
Prepaid expenses and other current assets	(17,916)	1,406	(a)(b)(e)(f)	(16,510)
Other assets	—	(10)	(e)	(10)
Accounts payable and accrued expenses	(16,024)	(2,496)	(a)(f)(h)	(18,520)
Operating lease liabilities	(8,501)	(1,563)	(b)(e)	(10,064)
Customer deposits	(6,828)	—		(6,828)
Net cash used in operating activities	(59,354)	(3,536)		(62,890)
Cash Flows from Investing Activities
Purchase of property and equipment	(13,461)	3,496	(h)	(9,965)
Payments for patents and trademarks	(200)	40	(h)	(160)
Net cash (used in) provided by investing activities	(13,661)	3,536		(10,125)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(1,449)	—		(1,449)
Payment of deferred financing costs	(276)	—		(276)
Net cash used in financing activities	(1,725)	—		(1,725)
Net change in cash and cash equivalents	(74,740)	—		(74,740)
Cash and cash equivalents - Beginning	92,392	—		92,392
Cash and cash equivalents - Ending	$17,652	$—		$17,652
Supplemental Cash Flow Data:
Cash paid for taxes	$9,393	$—		$9,393
Cash paid for interest	$34	$—		$34
Non-cash investing activities:
Asset acquisitions not yet paid for at period end	$—	$3,536	(h)	$3,536
See descriptions of the net income (loss) impacts in the statement of operations for the twenty-six weeks ended July 31, 2022 section above.
The cash flow classification, as described in item (h) in the description of misstatement adjustments section above, resulted in a decrease of $3.5 million in net cash provided by operating activities and an increase of $3.5 million in net cash provided by investing activities for the twenty-six weeks ended July 31, 2022.
No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the twenty-six weeks ended July 31, 2022.

THE LOVESAC COMPANY
CONDENSED BALANCE SHEET
(unaudited)

	May 1, 2022
(amounts in thousands, except share and per share amounts)	As Previously Reported	Corrections	Reference	As Restated
Assets
Current Assets
Cash and cash equivalents	$64,380	$—		$64,380
Trade accounts receivable	6,413	—		6,413
Merchandise inventories, net	123,008	—		123,008
Prepaid expenses and other current assets	16,384	(3,971)	(a)(b)(e)(f)	12,413
Total Current Assets	210,185	(3,971)		206,214
Property and equipment, net	37,455	—		37,455
Operating lease right-of-use assets	107,930	—		107,930
Other Assets
Goodwill	144	—		144
Intangible assets, net	1,452	—		1,452
Deferred financing costs, net	97	—		97
Deferred tax asset	9,313	(84)	(f)	9,229
Other assets	—	1,074	(e)	1,074
Total Other Assets	11,006	990		11,996
Total Assets	$366,576	$(2,981)		$363,595
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$29,764	$—		$29,764
Accrued expenses	39,431	494	(a)(f)	39,925
Payroll payable	5,188	—		5,188
Customer deposits	7,607	—		7,607
Current operating lease liabilities	17,530	(4,954)	(b)(e)	12,576
Sales taxes payable	4,339	—		4,339
Total Current Liabilities	103,859	(4,460)		99,399
Operating Lease Liability, long-term	103,480	—		103,480
Line of Credit	—	—		—
Total Liabilities	207,339	(4,460)		202,879
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of May 1, 2022	—	—		—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 15,125,042 shares issued and outstanding as of May 1, 2022	—	—		—
Additional paid-in capital	174,878	—		174,878
Accumulated (deficit) earnings	(15,641)	1,479	(a)(b)(f)	(14,162)
Stockholders' Equity	159,237	1,479		160,716
Total Liabilities and Stockholders' Equity	$366,576	$(2,981)		$363,595

The description of each error is described in Note 2. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of $0.1 million, an increase to accrued expenses of less than $0.1 million, and a decrease to accumulated deficit of less than $0.1 million at May 1, 2022.
(b) Leases - The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of $0.3 million, a decrease to current operating lease liabilities of $1.7 million, and a decrease to accumulated deficit of $2.0 million at May 1, 2022.
(e) Balance Sheet Reclassifications - The correction of these misstatements resulted in a decrease to prepaid expenses and other current assets of $4.4 million, a decrease to current operating lease liabilities of $3.3 million and an increase to other assets of $1.1 million at May 1, 2022.
(f) Income Taxes - The tax impact of all misstatements resulted in an increase to prepaid expenses and other current assets of less than $0.1 million, a decrease to deferred tax asset of $0.1 million, an increase to accrued expenses of $0.4 million, and an increase to accumulated deficit of $0.5 million at May 1, 2022.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended May 1, 2022
(amounts in thousands, except per share data and share amounts)	As Previously Reported	Corrections	Reference	As Restated
Net sales	$129,380	$—		$129,380
Cost of merchandise sold	63,272	134	(a)	63,406
Gross profit	66,108	(134)		65,974
Operating expenses
Selling, general and administration expenses	44,901	17	(b)	44,918
Advertising and marketing	15,901	—		15,901
Depreciation and amortization	2,661	—		2,661
Total operating expenses	63,463	17		63,480

Operating income (loss)	2,645	(151)		2,494
Interest expense, net	(35)	—		(35)
Net income (loss) before taxes	2,610	(151)		2,459
(Provision for) benefit from income taxes	(715)	42	(f)	(673)
Net income (loss)	$1,895	$(109)		$1,786

Net income (loss) per common share:
Basic	$0.13	$(0.01)		$0.12
Diluted	$0.12	$(0.01)		$0.11

Weighted average number of common shares outstanding:
Basic	15,155,378	—		15,155,378
Diluted	16,173,339	—		16,173,339
The description of each error is described in Note 2. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to cost of merchandise sold of $0.1 million for the thirteen weeks ended May 1, 2022.
(b) Leases - The correction of these misstatements resulted in an increase to selling, general and administrative expenses of less than $0.1 million for the thirteen weeks ended May 1, 2022.
(f) Income Taxes - The tax impact of all misstatements resulted in a decrease to provision for income taxes of less than $0.1 million for the thirteen weeks ended May 1, 2022.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED MAY 1, 2022
(unaudited)

		Common
(amounts in thousands, except share amounts)	Restatement Reference	Shares	Amount	Additional paid-in capital	Accumulated (deficit) earnings	Total Shareholders' Equity
As Previously Reported
Balance - January 30, 2022		15,123,338	$—	$173,762	$(17,536)	$156,226
Net income		—	—	—	1,895	1,895
Equity-based compensation		—	—	1,163	—	1,163
Issuance of common stock for restricted stock		1,704	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(47)	—	(47)
Balance - May 1, 2022		15,125,042	$—	$174,878	$(15,641)	$159,237
Restatement Impacts
Balance - January 30, 2022	(a)(b)(f)	—	$—	$—	$1,588	$1,588
Net loss	(a)(b)(f)	—	—	—	(109)	(109)
Equity-based compensation		—	—	—	—	—
Issuance of common stock for restricted stock		—	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	—	—	—
Balance - May 1, 2022		—	$—	$—	$1,479	$1,479
As Restated
Balance - January 30, 2022		15,123,338	$—	$173,762	$(15,948)	$157,814
Net income		—	—	—	1,786	1,786
Equity-based compensation		—	—	1,163	—	1,163
Issuance of common stock for restricted stock		1,704	—	—	—	—
Taxes paid for net share settlement of equity awards		—	—	(47)	—	(47)
Balance - May 1, 2022		15,125,042	$—	$174,878	$(14,162)	$160,716
See descriptions of the net income (loss) impacts in the statement of operations for the thirteen weeks ended May 1, 2022 section above.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the Thirteen Weeks Ended May 1, 2022
	As Previously Reported	Corrections	Reference	As Restated
Cash Flows from Operating Activities
Net income (loss)	$1,895	$(109)	(a)(b)(f)	$1,786
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,575	—		2,575
Amortization of other intangible assets	86	—		86
Amortization of deferred financing fees	29	—		29
Equity based compensation	1,163	—		1,163
Non-cash operating lease cost	4,184	—		4,184
Deferred income taxes	523	(31)	(f)	492
Change in operating assets and liabilities:
Trade accounts receivable	2,134	—		2,134
Merchandise inventories	(14,515)	—		(14,515)
Prepaid expenses and other current assets	270	543	(a)(b)(e)(f)	813
Other assets	—	(26)	(e)	(26)
Accounts payable and accrued expenses	(10,359)	(1,409)	(a)(f)(h)	(11,768)
Operating lease liabilities	(4,062)	(509)	(b)(e)	(4,571)
Customer deposits	(5,709)	—		(5,709)
Net cash used in operating activities	(21,786)	(1,541)		(23,327)
Cash Flows from Investing Activities
Purchase of property and equipment	(5,893)	1,443	(h)	(4,450)
Payments for patents and trademarks	(125)	98	(h)	(27)
Net cash (used in) provided by investing activities	(6,018)	1,541		(4,477)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(47)	—		(47)
Payment of deferred financing costs	(161)	—		(161)
Net cash used in financing activities	(208)	—		(208)
Net change in cash and cash equivalents	(28,012)	—		(28,012)
Cash and cash equivalents - Beginning	92,392	—		92,392
Cash and cash equivalents - Ending	$64,380	$—		$64,380
Supplemental Cash Flow Data:
Cash paid for taxes	$905	$—		$905
Cash paid for interest	$33	$—		$33
Non-cash investing activities:
Asset acquisitions not yet paid for at period end	$—	$1,541	(h)	$1,541
See descriptions of the net income (loss) impacts in the statement of operations for the thirteen weeks ended May 1, 2022 section above.
The cash flow classification, as described in item (h) in the description of misstatement adjustments section above, resulted in a decrease of $1.5 million in net cash provided by operating activities and an increase of $1.5 million in net cash provided by investing activities for the thirteen weeks ended May 1, 2022.
No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the thirteen weeks ended May 1, 2022.