Form 10-Q/A
period 2023-04-30
Lovesac Co
filed 2023-11-02
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Overview

The Lovesac Company (“Lovesac”, the “Company”, “we”, “our” and similar terms) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend and restate certain items presented in the Company’s Quarterly Form 10-Q for the period ended April 30, 2023, which was initially filed with the Securities and Exchange Commission (“SEC”) on June 9, 2023 (the “Original Form 10-Q”). This Amendment No. 1 contains our unaudited restated quarterly condensed financial statements for the periods ended April 30, 2023 and May 1, 2022 and (collectively, the “Affected Periods”), respectively, which have been restated to correct certain errors, related to the accounting for last mile shipping expenses as further described below (the “Misstatements”), along with other immaterial accounting errors that when aggregated with the Misstatements are material in respect to the affected financial statements (refer to Part I, Item 1, Note 2. Restatement and Other Corrections of Previously Issued Condensed Financial Statements in the notes to the condensed financial statements included in this Amendment No.1 for additional information). All material restatement information that relates to the Misstatements will be included in the Amended Reports, and we do not intend to separately amend other filings that the Company has previously filed with the SEC. As a result, such prior reports should no longer be relied upon.
In addition, we have filed an amendment to the Company’s Annual Report on Form 10-K for the year ended January 29, 2023 (the "Form 10-K/A") that restated our audited annual financial statements as of and for the year ended January 29, 2023 and our unaudited quarterly condensed financial statements for the quarterly and year-to-date periods ended October 30, 2022, July 31, 2022 and May 1, 2022.

This Amendment No. 1 also includes amendments to and restates the following items of the Original Form 10- Q as of and for the quarter ended April 30, 2023:

• Part I—Item 1. Financial Statements and Financial Statement Schedules
• Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
• Part I—Item 4. Controls and Procedures
• Part II—Item 1A. Risk Factors
• Part II—Item 6. Exhibits

In accordance with applicable SEC rules, this Amendment No. 1 includes new certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. Other than as described above, this Amendment No. 1 does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent that they are otherwise required to be included and discussed herein. See below and Part I, Item 1, Note 2. Restatement and Other Corrections of Previously Issued Condensed Financial Statements in the notes to the condensed financial statements included in this Amendment No. 1 for a detailed discussion of the effect of the restatement on the condensed financial statements included in this Amendment No. 1.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains only the items and exhibits to the Original Form 10-Q that are being amended and restated, and unaffected items and exhibits are not included herein. Except as noted herein, the information included in the Original Form 10-Q remains unchanged. This Amendment No. 1 continues to describe the conditions as of the date of the Original Form 10-Q and, except as contained herein, we have not updated or modified the disclosures contained in the Original Form 10-Q to reflect any events that have occurred after the Original Form 10-Q. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. This Amendment No. 1 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendment to those filings.

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

The restated financial statements correct the following errors related to last mile expense:

Cost of Merchandise Sold

•Understatement of $0.1 million for the thirteen weeks ended May 1, 2022
•Understatement of $0.3 million for the thirteen weeks ended April 30,2023

Certain Balance Sheet Items

At May 1, 2022, the impact of the error understated prepaid expenses and other current assets by $0.1 million, understated accrued expenses by less than $0.1 million, and overstated accumulated deficit by less than $0.1 million. There was no impact to net cash used in operating activities.

At April 30, 2023, the impact of the error overstated merchandise inventories, net by $2.2 million, understated prepaid expenses and other current assets by $0.6 million, overstated accrued expenses by less than $0.1 million, and overstated accumulated earnings by $1.6 million. There was no impact to net cash used in operating activities.

Selected Key Items

The following table sets forth the effects of the restatement associated with correction of the Misstatements and other immaterial accounting errors, respectively, on certain key items within our previously reported Statements of Operations for the quarterly period ended April 30, 2023 and May 1, 2022:

	For the Thirteen Weeks Ended
	April 30, 2023		May 1, 2022
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$141,193	$141,193	$129,380	$129,380
Gross profit	70,704	70,575	66,108	65,974
Operating (loss) income	(5,869)	(5,706)	2,645	2,494
Net (loss) income	(4,230)	(4,115)	1,895	1,786

The following table sets forth the effects of the restatement associated with correction of the Misstatements and other immaterial accounting errors, respectively, on certain key items within our previously reported Balance Sheets for the periods ended April 30, 2023 and January 29, 2023:

	As of
	April 30, 2023		January 29, 2023
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Total current assets	$187,697	$181,462	$194,041	$187,715
Total non-current assets	240,339	239,747	224,013	220,911
Total assets	428,036	421,209	418,054	408,626
Total current liabilities	96,922	89,127	88,839	82,041
Total non-current liabilities	141,868	142,826	135,955	133,491
Total liabilities	238,790	231,953	224,794	215,532
Total equity	189,246	189,256	193,260	193,094

The adjustments made as a result of the restatement are more fully discussed in Part I Item 1, Note 2. Restatement and Other Corrections of Previously Issued Condensed Financial Statements.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of April 30, 2023, as further described in Part I, Item 4 of this Amendment and concluded that certain material weakness existed and that internal control over financial reporting and disclosure controls and procedures were not effective during April 30, 2023 and January 29, 2023. See Part II Item 9A – Controls and Procedures in the Company’s Form 10-K/A for the year ended January 29, 2023 for a description of these matters.

i

FORWARD-LOOKING STATEMENTS
This Amendment No. 1 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other legal authority, which statements may involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. .

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Amendment No. 1, including in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, political instability, civil unrest, armed hostilities , natural and man-made disasters, pandemics or other public health crises, such as the COVID-19 pandemic and related variants, or other catastrophic events; the impact of changes or declines in consumer spending and increases in interest rates and inflation on our business, sales, results of operations and financial condition; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our ability to remediate our material weakness and maintain effective internal control over financial reporting; our ability to improve our products and develop new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate, our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Amendment No. 1.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Amendment No. 1 primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission and in this Amendment No. 1. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amendment No. 1. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeline, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS

	April 30, 2023	January 29, 2023
	(As Restated)	(As Restated)
(amounts in thousands, except share and per share amounts)	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$45,125	$43,533
Trade accounts receivable	18,447	9,103
Merchandise inventories, net	104,458	119,627
Prepaid expenses and other current assets	13,432	15,452
Total Current Assets	181,462	187,715
Property and equipment, net	59,219	52,904
Operating lease right-of-use assets	143,609	135,411
Other Assets
Goodwill	144	144
Intangible assets, net	1,445	1,411
Deferred tax asset	9,959	8,677
Other assets	25,371	22,364
Total Other Assets	36,919	32,596
Total Assets	$421,209	$408,626
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$30,097	$24,576
Accrued expenses	16,265	25,417
Payroll payable	6,582	6,783
Customer deposits	15,372	6,760
Current operating lease liabilities	16,933	13,075
Sales taxes payable	3,878	5,430
Total Current Liabilities	89,127	82,041
Operating Lease Liabilities, long-term	142,826	133,491
Line of Credit	—	—
Total Liabilities	231,953	215,532
Commitments and Contingencies (see Note 7)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of April 30, 2023 and January 29, 2023.	—	—
Common Stock $.00001 par value, 40,000,000 shares authorized, 15,217,120 shares issued and outstanding as of April 30, 2023 and 15,195,698 shares issued and outstanding as of January 29, 2023.	—	—
Additional paid-in capital	182,831	182,554
Accumulated earnings	6,425	10,540
Stockholders’ Equity	189,256	193,094
Total Liabilities and Stockholders’ Equity	$421,209	$408,626
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	April 30, 2023	May 1, 2022
	(As Restated)	(As Restated)
Net sales	$141,193	$129,380
Cost of merchandise sold	70,618	63,406
Gross profit	70,575	65,974
Operating expenses
Selling, general and administration expenses	56,546	44,918
Advertising and marketing	16,913	15,901
Depreciation and amortization	2,822	2,661
Total operating expenses	76,281	63,480

Operating (loss) income	(5,706)	2,494
Interest income (expense), net	341	(35)
Net (loss) income before taxes	(5,365)	2,459
Benefit from (provision for) income taxes	1,250	(673)
Net (loss) income	$(4,115)	$1,786

Net (loss) income per common share:
Basic	$(0.27)	$0.12
Diluted	$(0.27)	$0.11

Weighted average number of common shares outstanding:
Basic	15,230,763	15,155,378
Diluted	15,230,763	16,173,339

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2023 AND MAY 1, 2022
(unaudited)

	Common		Additional Paid-in Capital	Accumulated (Deficit) Earnings	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - January 30, 2022 (As Restated)	15,123,338	$—	$173,762	$(15,948)	$157,814
Net income (As restated)	—	—	—	1,786	1,786
Equity based compensation	—	—	1,163	—	1,163
Issuance of common stock for restricted stock	1,704	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(47)	—	(47)
Balance - May 1, 2022 (As Restated)	15,125,042	$—	$174,878	$(14,162)	$160,716

Balance - January 29, 2023 (As Restated)	15,195,698	$—	$182,554	$10,540	$193,094
Net loss (As restated)	—	—	—	(4,115)	(4,115)
Equity based compensation	—	—	747	—	747
Issuance of common stock for restricted stock	21,422	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(470)	—	(470)
Balance - April 30, 2023 (As Restated)	15,217,120	$—	$182,831	$6,425	$189,256

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
	April 30, 2023	May 1, 2022
(amounts in thousands)	(As Restated)	(As Restated)
Cash Flows from Operating Activities
Net (loss) income	$(4,115)	$1,786
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,697	2,575
Amortization of other intangible assets	125	86
Amortization of deferred financing fees	42	29
Equity based compensation	747	1,163
Non-cash operating lease cost	5,315	4,184
Deferred income taxes	(1,282)	492
Changes in operating assets and liabilities:
Trade accounts receivable	(9,344)	2,134
Merchandise inventories	15,169	(14,515)
Prepaid expenses and other current assets	4,221	813
Other assets	(3,007)	(26)
Accounts payable and accrued expenses	(10,378)	(11,768)
Operating lease liabilities	(2,511)	(4,571)
Customer deposits	8,612	(5,709)
Net Cash Provided by (Used in) Operating Activities	6,291	(23,327)
Cash Flows from Investing Activities
Purchase of property and equipment	(4,177)	(4,450)
Payments for patents and trademarks	—	(27)
Net Cash Used in Investing Activities	(4,177)	(4,477)
Cash Flows from Financing Activities
Payment of deferred financing costs	(52)	(161)
Taxes paid for net share settlement of equity awards	(470)	(47)
Net Cash Used in Financing Activities	(522)	(208)
Net Change in Cash and Cash Equivalents	1,592	(28,012)
Cash and Cash Equivalents - Beginning	43,533	92,392
Cash and Cash Equivalents - Ending	$45,125	$64,380
Supplemental Cash Flow Disclosures
Cash paid for taxes	$—	$905
Cash paid for interest	$30	$33
Non-cash investing activities:
Asset acquisitions not yet paid for at period end	$4,994	$1,541
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2023 AND MAY 1, 2022
Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The balance sheet of The Lovesac Company (the “Company”, “we”, “us” or “our”) as of January 29, 2023, which has been derived from our audited financial statements as of and for the 52-week year ended January 29, 2023, and the accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed financial statements. Such adjustments are of a normal, recurring nature. These condensed financial statements should be read in conjunction with the Company’s financial statements filed in its Annual Report on Form 10-K/A for the fiscal year ended January 29, 2023.
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

Note 2. Restatement and Other Corrections of Previously Issued Condensed Financial Statements

The Audit Committee of the Board of Directors of Lovesac completed an independent investigation in August 2023 whereby the Company concluded $2.2 million of last mile shipping expenses relating to the fiscal year ended January 29, 2023 were improperly capitalized during the quarter ended April 30, 2023. Through this investigation, the Company also determined that the methodology used to estimate an accrual of last mile freight expenses at each period end was not accurate because the calculation did not use the correct number of shipments that were accepted by the shipper for delivery, but not yet invoiced to the Company. Management prepared a quantitative and qualitative analysis of these errors, along with certain other immaterial accounting errors, in accordance with the U.S. SEC Staff's Accounting Bulletin Nos. 99 and 108, Materiality, and concluded the aggregate impact of all the errors are material to the Company's previously reported interim, year-to-date, and annual financial statements as of and for the year ended January 29, 2023 and the Company’s previously reported interim financial statements as of and for the three-month period ended April 30, 2023. As a result, the accompanying financial statements as of April 30, 2023, and for the three months ended April 30, 2023 and May 1, 2022, and related notes hereto, have been restated to correct these errors.

A summary of the impacts of the adjustments on the previously reported financial statements are included below:

	For the Thirteen Weeks Ended
	April 30, 2023		May 1, 2022
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$141,193	$141,193	$129,380	$129,380
Gross profit	70,704	70,575	66,108	65,974
Operating (loss) income	(5,869)	(5,706)	2,645	2,494
Net (loss) income	$(4,230)	$(4,115)	$1,895	$1,786

	As of
	April 30, 2023		January 29, 2023
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Total current assets	$187,697	$181,462	$194,041	$187,715
Total non-current assets	240,339	239,747	224,013	220,911
Total assets	$428,036	$421,209	$418,054	$408,626
Total current liabilities	96,922	89,127	88,839	82,041
Total non-current liabilities	141,868	142,826	135,955	133,491
Total liabilities	238,790	231,953	224,794	215,532
Total equity	189,246	189,256	193,260	193,094

A description of the errors and their impacts on the previously issued financial statements are included below.

Description of Misstatement Adjustments

(a) Last Mile Freight

The Company recorded adjustments to correct misstatements identified from the internal investigation related to last mile freight expenses. The result of the investigation concluded an inappropriately recorded journal entry increased inventory by $2.2 million related to shipping expense pertaining to fiscal 2023, and also concluded the methodology used to estimate last mile freight accrual was incorrect. The correction of these items represent the net impact of the findings from the investigation as noted above.

(b) Leases

The Company recorded adjustments to correct certain misstatements related to its operating leases. In the fiscal year 2022, the Company recorded an incorrect entry that resulted in the double-counting of rent expense associated with operating leases, with a corresponding impact on prepaid rent and lease liabilities as of January 30, 2022. In addition, the Company reversed the out of period correction of an incorrect entry pertaining to incremental borrowing rate that had been corrected for in the Annual Report on Form 10-K/A for the fiscal year ended January 29, 2023. This entry had an impact on prepaid rent, right-of-use assets, and the current and long-term portion of operating lease liabilities, as of and during the fiscal year ended January 29, 2023. The Company also recorded the effects of an embedded lease entered into during the quarter that was previously identified and considered immaterial.

(c) Buyer’s Remorse

The Company recorded an adjustment to correct certain canceled sales orders related to buyer’s remorse, which related to fiscal 2023 and was incorrectly reflected as an increase to Selling, General and Administrative Expense for the thirteen weeks ended April 30, 2023. The Company defines buyer's remorse as a customer who cancels an order within a short window of time after making a purchase.

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

(f) Income Taxes

The Company recorded adjustments to recognize the net impact on current and deferred income taxes associated with all the misstatements described herein. The adjustments to income taxes were recorded in the period corresponding with the respective misstatements. The correction of this error resulted in a decrease in benefit from income taxes for less than $0.1 million for the period ended April 30, 2023.

(g) Inventory and Cost of Goods Sold

The Company recorded adjustments to correct for a misstatement of an accrual related to a duplicate recording of a vendor invoice for freight charges. The Company recorded another adjustment to correct for the misstatement of inventory related to partial returned goods.

(h) Equity Based Compensation Expense

The Company recorded an adjustment to recognize equity based compensation expense in the period ended April 30, 2023 related to a one-time performance and retention long-term incentive award granted to our Chief Executive Officer in March 2023.

Description of Restatement Tables

Below, we have presented a reconciliation from the as previously reported to the restated values for our condensed financial statements for the quarterly period ended April 30, 2023. The values as previously reported were derived from our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2023 filed on June 9, 2023.

THE LOVESAC COMPANY
CONDENSED BALANCE SHEET
(unaudited)

	April 30, 2023
	As Previously Reported	Corrections	Reference	As Restated
Assets
Current Assets
Merchandise inventories, net	106,819	(2,361)	(a)(g)	104,458
Prepaid expenses and other current assets	17,306	(3,874)	(a)(b)(e)(f)	13,432
Total Current Assets	187,697	(6,235)		181,462
Operating lease right-of-use assets	142,463	1,146	(b)	143,609
Other Assets
Deferred tax asset	10,750	(791)	(f)	9,959
Other assets	26,318	(947)	(e)	25,371
Total Other Assets	38,657	(1,738)		36,919
Total Assets	$428,036	$(6,827)		$421,209
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$32,165	$(2,068)	(b)	$30,097
Accrued expenses	16,765	(500)	(a)(f)	16,265
Current operating lease liabilities	22,160	(5,227)	(b)(e)	16,933
Total Current Liabilities	96,922	(7,795)		89,127
Operating Lease Liability, long-term	141,868	958	(b)	142,826
Total Liabilities	238,790	(6,837)		231,953
Stockholders’ Equity
Additional paid-in capital	182,770	61	(h)	182,831
Accumulated earnings (deficit)	6,476	(51)	(a)(b)(f)(g)(h)	6,425
Stockholders' Equity	189,246	10		189,256
Total Liabilities and Stockholders' Equity	$428,036	$(6,827)		$421,209
The description of each error is described above. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in a decrease to merchandise inventories, net of $2.2 million, an increase to prepaid expenses and other current assets of $0.6 million, a decrease to accrued expenses of less than $0.1 million, and a decrease to accumulated earnings of $1.6 million at April 30, 2023.
(b) Leases - The correction of these misstatements resulted in an increase to prepaid expenses and other current assets of less than $0.1 million, an increase to operating lease right-of-use assets of $1.1 million, a decrease to accounts payable of

$2.1 million, an increase to current operating lease liabilities of $0.2 million, an increase to operating lease liability, long-term of $1.0 million, and an increase to accumulated earnings of $2.1 million at April 30, 2023.
(e) Balance Sheet Reclassifications - The correction of these misstatements resulted in a decrease to prepaid expenses and other current assets of $4.5 million, a decrease to current operating lease liabilities of $5.5 million and a decrease to other assets of $1.0 million at April 30, 2023.
(f) Income Taxes - The tax impact of all misstatements resulted in a decrease to prepaid expenses and other current assets of less than $0.1 million, a decrease to deferred tax asset of $0.8 million, a decrease to accrued expenses of $0.5 million, and a decrease to accumulated earnings of $0.3 million at April 30, 2023.
(g) Inventory and Cost of Goods Sold - The correction of these misstatements resulted in a decrease to merchandise inventories, net of $0.1 million and a decrease to accumulated earnings of $0.1 million at April 30, 2023.
(h) Equity Based Compensation Expense - The correction of these misstatements resulted in an increase to additional paid-in capital of $0.1 million and decrease in accumulated earnings of $0.1 million at April 30, 2023.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended April 30, 2023
	As Previously Reported	Corrections	Reference	As Restated
Cost of merchandise sold	70,489	129	(a)(g)	70,618
Gross profit	70,704	(129)		70,575
Operating expenses
Selling, general and administration expenses	56,838	(292)	(b)(c)(h)	56,546
Total operating expenses	76,573	(292)		76,281

Operating (loss) income	(5,869)	163		(5,706)
Net (loss) income before taxes	(5,528)	163		(5,365)
Benefit from (provision for) income taxes	1,298	(48)	(f)	1,250
Net (loss) income	$(4,230)	$115		$(4,115)

Net (loss) income per common share:
Basic	$(0.28)	$0.01		$(0.27)
Diluted	$(0.28)	$0.01		$(0.27)
The description of each error is described above. The impact of each error for the corresponding period in the above table is described below:
(a) Last Mile Freight - The correction of these misstatements resulted in an increase to cost of merchandise sold of $0.3 million for the thirteen weeks ended April 30, 2023.
(b) Leases - The correction of these misstatements resulted in an increase to selling, general and administrative expenses of less than $0.1 million for the thirteen weeks ended April 30, 2023.
(c) Buyer’s Remorse - The correction of these misstatements resulted in a decrease to selling, general and administrative expenses of $0.4 million for the thirteen weeks ended April 30, 2023.
(f) Income Taxes - The tax impact of all misstatements resulted in a decrease to benefit from income taxes of less than $0.1 million for the thirteen weeks ended April 30, 2023.
(g) Inventory and Cost of Goods Sold - The correction of these misstatements resulted in a decrease to cost of merchandise sold of $0.2 million for the thirteen weeks ended April 30, 2023.
(h) Equity Based Compensation Expense - The correction of these misstatements resulted in an increase to selling, general and administrative expenses of $0.1 million for the thirteen weeks ended April 30, 2023.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED APRIL 30, 2023
(unaudited)

		Common
(amounts in thousands, except share amounts)	Restatement Reference	Shares	Amount	Additional paid-in capital	Accumulated earnings (deficit)	Total Shareholders' Equity
As Previously Reported
Balance - January 29, 2023		15,195,698	$—	$182,554	$10,706	$193,260
Net loss		—	—	—	(4,230)	(4,230)
Equity-based compensation		—	—	686	—	686
Balance - April 30, 2023		15,217,120	$—	$182,770	$6,476	$189,246
Restatement Impacts
Balance - January 29, 2023	(a)(b)(c)(f)(g)	—	$—	$—	$(166)	$(166)
Net income	(a)(b)(c)(f)(g)(h)	—	—	—	115	115
Equity-based compensation	(h)	—	—	61	—	61
Balance - April 30, 2023		—	$—	$61	$(51)	$10
As Restated
Balance - January 29, 2023		15,195,698	$—	$182,554	$10,540	$193,094
Net loss		—	—	—	(4,115)	(4,115)
Equity-based compensation		—	—	747	—	747
Balance - April 30, 2023		15,217,120	$—	$182,831	$6,425	$189,256
See descriptions of the net (loss) income impacts in the statement of operations for the thirteen weeks ended April 30, 2023 section above.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the Thirteen Weeks Ended April 30, 2023
	As Previously Reported	Corrections	Reference	As Restated
Cash Flows from Operating Activities
Net (loss) income	$(4,230)	$115	(a)(b)(c)(f)(g)(h)	$(4,115)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Equity based compensation	686	61	(h)	747
Non-cash operating lease cost	5,308	7	(b)	5,315
Deferred income taxes	(1,330)	48	(f)	(1,282)
Change in operating assets and liabilities:
Trade accounts receivable	(8,978)	(366)	(c)	(9,344)
Merchandise inventories	13,143	2,026	(a)(g)	15,169
Prepaid expenses and other current assets	5,971	(1,750)	(a)(b)(e)(f)	4,221
Other assets	(4,455)	1,448	(e)	(3,007)
Accounts payable and accrued expenses	(5,785)	(4,593)	(a)(b)(f)	(10,378)
Operating lease liabilities	(5,515)	3,004	(b)(e)	(2,511)
Net cash provided by operating activities	6,291	—		6,291
Cash Flows from Investing Activities
Net cash used in investing activities	(4,177)	—		(4,177)
Cash Flows from Financing Activities
Net cash used in financing activities	(522)	—		(522)
Net change in cash and cash equivalents	1,592	—		1,592
Cash and cash equivalents - Beginning	43,533			43,533
Cash and cash equivalents - Ending	$45,125	$—		$45,125
See descriptions of the net (loss) income impacts in the statement of operations for the thirteen weeks ended April 30, 2023 section above.
No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the thirteen weeks ended April 30, 2023.
Note 3. Revenue Recognition

The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. During the thirteen weeks ended April 30, 2023 and May 1, 2022, shipping and handling costs were $37.9 million and $35.0 million, respectively.
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
See Note 10 included in the Original Form 10-Q for sales disaggregated by product.
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

Note 4. Income Taxes

The Company recorded an income tax benefit of $1.3 million and income tax expense of $0.7 million for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively. The effective tax rate was 23.3% for the thirteen weeks ended April 30, 2023 as compared to 27.4% for the thirteen weeks ended May 1, 2022. The effective tax rate for the thirteen weeks ended April 30, 2023 and May 1, 2022 varies from the 21% federal statutory tax rate primarily due to state taxes.
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
Note 6. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended
	April 30, 2023	May 01, 2022
Operating lease expense	$7,004	$5,334
Variable lease expense	2,056	2,214
Short term lease expense	240	179
Total lease expense	$9,300	$7,727
Variable lease expense includes index-based changes in rent, maintenance, real estate taxes, insurance and other variable charges.
The Company’s weighted average lease terms and weighted average discount rates are as follows:

	Thirteen weeks ended
	April 30, 2023	May 01, 2022
	(As Restated)
Weighted average remaining lease term (in years)
Operating Leases	7.5	7.2

Weighted average discount rate
Operating Leases	4.43%	3.97%
We did not recognize any impairment charges associated with showroom-level right-of-use assets during the thirteen weeks ended April 30, 2023 or May 1, 2022.

Future minimum lease payments under non-cancelable leases as of April 30, 2023 were as follows (in thousands):

(amounts in thousands)	(As Restated)
2024	$16,445
2025	28,909
2026	26,501
2027	24,170
2028	21,869
Thereafter	73,477
Total undiscounted future minimum lease payments	191,371
Less: imputed interest	(31,612)
Total present value of lease obligations	159,759
Less: current operating lease liability	(16,933)
Operating lease liability- long term	$142,826
Supplemental Cash Flow information and non-cash activity related to our operating leases is as follows (in thousands):

	Thirteen weeks ended
(amounts in thousands)	April 30, 2023	May 01, 2022
	(As Restated)
Operating cash flow information:
Amounts paid on operating lease liabilities	$6,945	$4,062
Non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$16,118	$12,513
Note 7. Commitments and Contingencies
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

The Company has voluntarily self-reported to the SEC information concerning the internal investigation of the accounting matters described in the Explanatory Note and in Note 2. Restatement and Other Corrections of Previously Issued Condensed Financial Statements. As a result of self-reporting, the Company is the subject of an ongoing, non-public investigation by the SEC. The Company is cooperating fully with the SEC in its investigation and continues to respond to requests in connection with this matter. The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek with respect to the Company, if any, cannot be predicted at this time.

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
The total unrecognized equity-based compensation cost related to unvested stock option and restricted unit awards was approximately $11.3 million as of April 30, 2023 and will be recognized in operations over a weighted average period of 4.1 years.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A for the period ended April 30, 2023 and our Annual Report on Form 10-K/A for the fiscal year ended January 29, 2023. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the Forward-Looking Statements section herein and set forth below and those discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent report on Form 10-K/A filed with the Securities and Exchange Commission.
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
Restatement and Other Corrections of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the correction of the Misstatements and other accounting errors described in the Explanatory Note, in our previously reported financial statements for the quarterly periods ended April 30, 2023 and May 1, 2022. For additional information and a detailed discussion of these error corrections, refer to the Explanatory Note, Part I, Item I, Note 2, “Restatement and Other Corrections of Previously Issued Condensed Financial Statements” .

For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part I—Item 4—Controls and Procedures and see Part II—Item 9A—Controls and Procedures in the Company's in our Annual Report on Form 10-K/A for the fiscal year ended January 29, 2023.
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

	Thirteen weeks ended
	April 30, 2023	May 1, 2022
(amounts in thousands, except per share data and share amounts)	(As Restated)	(As Restated)
Condensed Statement of Operations Data:
Net sales
Showrooms	$83,574	$81,254
Internet	40,225	31,255
Other	17,394	16,871
Total net sales	141,193	129,380

Cost of merchandise sold	70,618	63,406

Gross profit	70,575	65,974
Operating expenses
Selling, general and administrative expenses	56,546	44,918
Advertising and marketing	16,913	15,901
Depreciation and amortization	2,822	2,661

Total operating expenses	76,281	63,480

Operating (loss) income	(5,706)	2,494

Interest income (expense), net	341	(35)

Net (loss) income before taxes	(5,365)	2,459

Benefit from (provision for) income taxes	1,250	(673)

Net (loss) income	$(4,115)	$1,786
Net (loss) income attributable to common stockholders	$(4,115)	$1,786

Net (loss) income per common share:
Basic (1)	$(0.27)	$0.12
Diluted (1)	$(0.27)	$0.11

Weighted average number of common shares outstanding:
Basic	15,230,763	15,155,378
Diluted	15,230,763	16,173,339

	Thirteen weeks ended
(dollars in thousands)	April 30, 2023	May 1, 2022
	(As Restated)	(As Restated)
EBITDA (2)(3)	$(2,884)	$5,155
Adjusted EBITDA (2)(3)	$(2,132)	$6,222

	As of
	April 30, 2023	January 29, 2023
(amounts in thousands)	(As Restated)	(As Restated)
Balance Sheet Data:
Cash and cash equivalents	$45,125	$43,533
Working capital	92,335	105,674
Total assets	421,209	408,626
Total liabilities	231,953	215,532
Total stockholders’ equity	189,256	193,094

	Thirteen weeks ended
	April 30, 2023	May 1, 2022
(amounts in thousands)		(As Restated)
Condensed Statement of Cash flow Data:
Net Cash Provided by (Used in) Operating Activities	$6,291	$(23,327)
Net Cash Used in Investing Activities	(4,177)	(4,477)
Net Cash Used in Financing Activities	(522)	(208)
Net change in cash and cash equivalents	1,592	(28,012)
Cash and cash equivalents at the end of the period	45,125	64,380
(1)For the calculation of basic and diluted net income per share, see Note 5 and Note 9 to our condensed financial statements.
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
Reconciliation of Non-GAAP Financial Measures
The following provides a reconciliation of Net income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen Weeks Ended
	April 30, 2023	May 1, 2022
(amounts in thousands)	(As Restated)	(As Restated)
Net (loss) income	(4,115)	1,786
Interest (income) expense, net	(341)	35
Income tax (benefit) expense	(1,250)	673
Depreciation and amortization	2,822	2,661
EBITDA	(2,884)	5,155
Equity-based compensation (a)	805	1,172
Other non-recurring expenses (b)	(53)	(105)
Adjusted EBITDA	$(2,132)	$6,222
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

Net sales increased $11.8 million, or 9.1%, to $141.2 million in the thirteen weeks ended April 30, 2023 as compared to $129.4 million in the thirteen weeks ended May 1, 2022. The increase in overall net sales was driven by growth across all channels. New customers increased by 19.7% in the thirteen weeks ended April 30, 2023 as compared to 8.2% in the thirteen weeks ended May 1, 2022. We had 211 and 162 total showrooms as of April 30, 2023 and May 1, 2022, respectively. We opened 16 additional showrooms and did not remodel or close any showrooms in the thirteen weeks ended April 30, 2023. In comparison, we opened 11 showrooms, 5 kiosks and did not close or remodel any showrooms in the thirteen weeks ended May 1, 2022. Showroom net sales increased $2.3 million, or 2.9%, to $83.6 million in the thirteen weeks ended April 30, 2023 as compared to $81.3 million in the thirteen weeks ended May 1, 2022. This increase was due in large part to comparable sales increase of $5.3 million, or 8.4%, to $68.6 million in the thirteen weeks ended April 30, 2023, compared to $63.3 million in the thirteen weeks ended May 1, 2022, related to higher point of sales transactions with lower promotional discounting and the addition of 50 new showrooms and one less kiosk. These increases are partially offset by higher unshipped orders as of April 30, 2023 as compared to May 1, 2022 due to promotional timing. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 3 to the condensed financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot decreased $116, or 19.4%, to $483 in the thirteen weeks ended April 30, 2023 as compared to $599 in the thirteen weeks ended May 1, 2022. Total number of units sold at point of transaction also decreased by approximately 15.8% driven by lower productivity related to inflationary concerns. Internet net sales (sales made directly to customers through our ecommerce channel) increased $8.9 million, or 28.7%, to $40.2 million in the thirteen weeks ended April 30, 2023 as compared to $31.3 million in the thirteen weeks ended May 1, 2022 driven by a strong promotional campaigns. Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions increased $0.5 million, or 3.1%, to $17.4 million in the thirteen weeks ended April 30, 2023 as compared to $16.9 million in the thirteen weeks ended May 1, 2022. This increase was principally due to inventory barter transactions and the 95 Costco in store pop-up-shops that we did not have last year. This was partially offset by lower productivity of our temporary online pop-up-shops on Costco.com. We also opened 1 additional Best Buy shop-in-shop location compared to the prior year period.
Gross profit
Gross profit increased $4.6 million, or 7.0%, to $70.6 million in the thirteen weeks ended April 30, 2023 from $66.0 million in the thirteen weeks ended May 1, 2022. Gross margin decreased to 50.0% of net sales in the thirteen weeks ended April 30, 2023 from 51.0% of net sales in the thirteen weeks ended May 1, 2022. The decrease in gross margin percentage of 100 basis points was primarily driven by a decrease of 120 basis points in product margin driven by higher promotional discounting partially offset by a decrease of approximately 20 basis points in total distribution and related tariff expenses. The slight decrease in total distribution and related tariff expenses over prior year is principally related to the positive impact of 180 basis points decrease in inbound transportation costs partially offset by 160 basis points in higher outbound transportation and warehousing costs.
Selling, general and administrative expenses

Selling, general and administrative expenses increased $11.6 million, or 25.9%, to $56.5 million in the thirteen weeks ended April 30, 2023 as compared to $44.9 million in the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, overhead expenses, selling related expenses and rent. Employment costs increased by $5.9 million driven by an increase in new hires. Overhead expenses increased $2.5 million consisting of an increase of $2.9 million in investments in the business to support current and future growth, and an increase of $0.1 million in insurance expense related to the growth of the Company, slightly offset by a decrease of $0.4 million in equity-based compensation and a reduction in travel of $0.1 million. Rent increased by $1.4 million related to $1.8 million rent expense from our net addition of 49 showrooms partially offset by a $0.4 million reduction in percentage rent. Selling related expenses increased $1.7 million principally due to credit card fees related to the increase in net sales and an increase in credit card rates.

Selling, general and administrative expenses were 40.0% of net sales in the thirteen weeks ended April 30, 2023 as compared to 34.7% of net sales in the thirteen weeks ended May 1, 2022. The increase in selling, general and administrative expenses of 530 basis points was primarily due to deleverage within employment cost, continuous investments to support current and future growth, selling related expenses, rent, and insurance, partially offset by equity-based compensation and travel.
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
Interest income (expense), net
Interest income was $0.3 million for the thirteen weeks ended April 30, 2023 as compared to an interest expense of less than $0.1 million for the thirteen weeks ended May 1, 2022. Interest income earned on the Company’s cash and cash equivalents balances was favorable from higher interest rates compared to the prior year period.
Benefit (provision) for income taxes
Income tax benefit was $1.3 million for the thirteen weeks ended April 30, 2023, compared to income tax expense of $0.7 million for the thirteen weeks ended May 1, 2022. The change in provision is primarily driven by the Company generating net loss before taxes of $5.4 million and net income before taxes of $2.5 million for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.

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

Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

	Thirteen weeks ended
(amounts in thousands)	April 30, 2023	May 1, 2022
		(As Restated)
Condensed Statement of Cash flow Data:
Net Cash Provided by (Used in) Operating Activities	$6,291	$(23,327)
Net Cash Used in Investing Activities	(4,177)	(4,477)
Net Cash Used in Financing Activities	(522)	(208)
Net change in cash and cash equivalents	1,592	(28,012)
Cash and cash equivalents at the end of the period	45,125	64,380
Net Cash Provided by (Used in) Operating Activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash operating lease cost, and deferred income taxes and the effect of changes in working capital and other activities.
In the thirteen weeks ended April 30, 2023, net cash provided by operating activities was $6.3 million and consisted of changes in operating assets and liabilities of $2.8 million, net loss of $4.1 million, and adjustments to reconcile net income to cash provided by operating activities of $7.6 million. Net cash provided by working capital and other activities consisted primarily of decreases in merchandise inventories of $15.2 million and prepaid expenses and other current assets of $4.2 million, and an increase in customer deposits of $8.6 million, partially offset by increases in trade accounts receivable of $9.3 million and other assets of $3.0 million, and decreases in accounts payable and accrued expenses of $10.4 million and operating lease liabilities of $2.5 million.
In the thirteen weeks ended May 1, 2022, net cash used in operating activities was $23.3 million and consisted of changes in operating assets and liabilities of $33.6 million, net income of $1.8 million, and adjustments to reconcile net income to cash used in operating activities of $8.5 million. Net cash used in working capital and other activities consisted primarily of increases in merchandise inventories of $14.5 million and decreases in accounts payable and accrued expenses of $11.8 million, customer deposits of $5.7 million, and operating lease liabilities of $4.6 million, partially offset by decreases in trade accounts receivable of $2.1 million and prepaid expenses and other current assets of $0.8 million.
Net Cash Used in Investing Activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings, the remodeling of existing showrooms, and the acquisition of intangible assets.
For the thirteen weeks ended April 30, 2023 and May 1, 2022, capital expenditures were $4.2 million and $4.5 million, respectively, as a result of investments in new and remodeled showrooms and intangibles such as patents and trademarks.
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
We are required to pay a commitment fee of 0.30% based on the daily unused portion of the credit facility. Amounts outstanding under the credit facility, at our option, bear interest at either a base rate or a term secured overnight term rate ("SOFR") based rate, plus, in either case, a margin determined by reference to our quarterly average excess availability under the credit facility and ranging from 0.50% to 0.75% for borrowings accruing interest at base rate and from 1.625% to 1.850% for borrowings accruing interest at term SOFR. Swing line loans will at all times accrue interest at a base rate plus the applicable margin. The lower margins described above will apply initially and will adjust thereafter from time to time based on the quarterly average excess availability under the credit facility. On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged. For additional information regarding our line of credit with Wells Fargo, see Note 8. Financing Arrangements.
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
Recent Accounting Pronouncements

Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies, contained in the Condensed Notes to Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q/A for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2023.

Based on such evaluation, at the time the Original Report was filed, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2023, to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of April 30, 2023, because of the material weaknesses in our internal control over financial reporting discussed below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As reported in our 2023 Form 10-K/A, we did not maintain effective internal control over financial reporting as of January 29, 2023, as a result of material weaknesses in the control environment and control activities areas. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2023 Form 10-K/A for a description of our material weaknesses.

Ongoing Remediation Efforts to Address Material Weaknesses

Our material weaknesses were not remediated at April 30, 2023. Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. Management is devoting substantial resources to the ongoing implementation of remediation efforts to address the material weaknesses described herein. These remediation efforts, summarized below, which either have already been implemented or are continuing to be implemented, are intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

Other than as described above in connection with our material weaknesses discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended January 29, 2023 filed on November 2, 2023.
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