Form 10-Q
period 2023-07-30
Lovesac Co
filed 2023-11-03
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, there were 15,486,187 shares of common stock, $0.00001 par value per share, outstanding.

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

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, political instability, civil unrest, armed hostilities , natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; the impact of changes or declines in consumer spending and increases in interest rates and inflation on our business, sales, results of operations and financial condition; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our ability to remediate our material weakness and maintain effective internal control over financial reporting; our ability to improve our products and develop new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; the impact of the restatement of our previously issued audited financial statements as of and for the year ended January 29, 2023 and our unaudited condensed financial statements for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022; any inability to implement and maintain effective internal control over financial reporting or inability to remediate our existing material weaknesses in our internal controls deemed ineffective; unauthorized disclosure of sensitive or confidential information through breach of our computer system; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate, our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission and in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeline, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue
ii

reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share amounts)	July 30, 2023	January 29, 2023
Assets
Current Assets
Cash and cash equivalents	$54,716	$43,533
Trade accounts receivable	7,994	9,103
Merchandise inventories, net	104,970	119,627
Prepaid expenses and other current assets	15,947	15,452
Total Current Assets	183,627	187,715
Property and equipment, net	63,079	52,904
Operating lease right-of-use assets	149,285	135,411
Other Assets
Goodwill	144	144
Intangible assets, net	1,474	1,411
Deferred tax asset	10,075	8,677
Other assets	25,882	22,364
Total Other Assets	37,575	32,596
Total Assets	$433,566	$408,626
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$33,858	$24,576
Accrued expenses	24,984	25,417
Payroll payable	6,239	6,783
Customer deposits	12,279	6,760
Current operating lease liabilities	16,072	13,075
Sales taxes payable	3,910	5,430
Total Current Liabilities	97,342	82,041
Operating Lease Liability, long-term	149,431	133,491
Line of Credit	—	—
Total Liabilities	246,773	215,532
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of July 30, 2023 and January 29, 2023.	—	—
Common Stock $.00001 par value, 40,000,000 shares authorized, 15,481,925 shares issued and outstanding as of July 30, 2023 and 15,195,698 shares issued and outstanding as of January 29, 2023.	—	—
Additional paid-in capital	181,003	182,554
Accumulated earnings	5,790	10,540
Stockholders' Equity	186,793	193,094
Total Liabilities and Stockholders' Equity	$433,566	$408,626
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands, except per share data and share amounts)	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net sales	$154,529	$148,534	$295,722	$277,914
Cost of merchandise sold	62,139	69,435	132,757	132,841
Gross profit	92,390	79,099	162,965	145,073
Operating expenses
Selling, general and administration expenses	63,834	48,815	120,380	93,733
Advertising and marketing	26,535	19,088	43,448	34,989
Depreciation and amortization	3,014	3,076	5,836	5,737
Total operating expenses	93,383	70,979	169,664	134,459

Operating (loss) income	(993)	8,120	(6,699)	10,614
Interest income (expense), net	351	3	692	(32)
Net (loss) income before taxes	(642)	8,123	(6,007)	10,582
Benefit from (provision for) income taxes	7	(2,274)	1,257	(2,947)
Net (loss) income	$(635)	$5,849	$(4,750)	$7,635

Net (loss) income per common share:
Basic	$(0.04)	$0.38	$(0.31)	$0.50
Diluted	$(0.04)	$0.37	$(0.31)	$0.48

Weighted average shares outstanding:
Basic	15,422,640	15,195,116	15,326,702	15,175,247
Diluted	15,422,640	16,004,061	15,326,702	16,032,731

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2023 AND JULY 31, 2022
(unaudited)

	Common		Additional paid-in capital	Accumulated (deficit) earnings	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - January 30, 2022	15,123,338	$—	$173,762	$(15,948)	$157,814
Net income	—	—	—	1,786	1,786
Equity-based compensation	—	—	1,163	—	1,163
Vested restricted stock units	1,704	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(47)	—	(47)
Balance - May 1, 2022	15,125,042	$—	$174,878	$(14,162)	$160,716
Net loss	—	—	—	5,849	5,849
Equity-based compensation	—	—	1,034	—	1,034
Vested restricted stock units	58,235	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(1,402)	—	(1,402)
Balance - July 31, 2022	15,183,277	$—	$174,510	$(8,313)	$166,197

Balance - January 29, 2023	15,195,698	$—	$182,554	$10,540	$193,094
Net income	—	—	—	(4,115)	(4,115)
Equity-based compensation	—	—	747	—	747
Vested restricted stock units	21,422	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(470)	—	(470)
Balance - April 30, 2023	15,217,120	$—	$182,831	$6,425	$189,256
Net loss	—	—	—	(635)	(635)
Equity-based compensation	—	—	1,290	—	1,290
Vested restricted stock units	190,213	—	—	—	—
Exercise of warrants	74,592	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,118)	—	(3,118)
Balance - July 30, 2023	15,481,925	$—	$181,003	$5,790	$186,793

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(amounts in thousands)	July 30, 2023	July 31, 2022
Cash Flows from Operating Activities
Net (loss) income	$(4,750)	$7,635
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,608	5,549
Amortization of other intangible assets	228	188
Amortization of deferred financing fees	81	71
Net loss on disposal of property and equipment	145	—
Equity based compensation	2,037	2,197
Non-cash operating lease cost	10,880	8,711
Deferred income taxes	(1,398)	2,313
Change in operating assets and liabilities:
Trade accounts receivable	1,109	(423)
Merchandise inventories	14,657	(37,199)
Prepaid expenses and other current assets	(524)	(16,510)
Other assets	(3,518)	(10)
Accounts payable and accrued expenses	3,087	(18,520)
Operating lease liabilities	(5,817)	(10,064)
Customer deposits	5,519	(6,828)
Net cash provided by (used in) operating activities	27,344	(62,890)
Cash Flows from Investing Activities
Purchase of property and equipment	(12,361)	(9,965)
Payments for patents and trademarks	(160)	(160)
Net cash used in investing activities	(12,521)	(10,125)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(3,588)	(1,449)
Payment of deferred financing costs	(52)	(276)
Net cash used in financing activities	(3,640)	(1,725)
Net change in cash and cash equivalents	11,183	(74,740)
Cash and cash equivalents - Beginning	43,533	92,392
Cash and cash equivalents - Ending	$54,716	$17,652
Supplemental Cash Flow Data:
Cash paid for taxes	$1,232	$9,393
Cash paid for interest	$66	$34
Non-cash investing activities:
Asset acquisitions not yet paid for at period end	$3,698	$3,536
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2023 AND JULY 31, 2022
Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The balance sheet of The Lovesac Company (the “Company”, “we”, “us” or “our”) as of January 29, 2023, which has been derived from our audited financial statements as of and for the 52-week year ended January 29, 2023, and the accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed financial statements. Such adjustments are of a normal, recurring nature. These condensed financial statements should be read in conjunction with the Company’s financial statements filed in its Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended January 29, 2023.
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online net sales directly at www.lovesac.com, supported by direct-to-consumer touch-feel points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, as well as through shop-in-shops and online pop-up-shops with third party retailers. As of July 30, 2023, the Company operated 223 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.
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

Employee Benefit Plan
In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with Elective Deferrals beginning May 1, 2017. The 401(k) Plan calls for Elective Deferral Contributions, Safe Harbor Matching Contributions and Profit-Sharing Contributions. All associates of the Company will be eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants will be able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The Company's contributions to the 401(k) Plan were $0.3 million during the thirteen weeks ended July 30, 2023 and July 31, 2022, respectively, and $0.8 million and $0.7 million for the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.
Note 2. Revenue Recognition
The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $25.6 million and $35.3 million during the thirteen weeks ended July 30, 2023 and July 31, 2022, respectively, and $63.5 million and $70.3 million during the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed statements of operations and an increase in inventory and customers returns liability on the condensed balance sheets. There was a returns allowance recorded on the condensed balance sheet in the amount of $3.1 million as of July 30, 2023 and $4.5 million as of January 29, 2023, which was included in accrued expenses and $0.7 million as of July 30, 2023 and $1.0 million as of January 29, 2023, associated with sales returns included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company’s condensed balance sheet. As of July 30, 2023 and January 29, 2023, the Company recorded under customer deposit liabilities the amount of $12.3 million and $6.8 million respectively. During the twenty-six weeks ended July 30, 2023 and July 31, 2022, the Company recognized approximately $6.8 million and $13.3 million, respectively, that was included in the customer deposit liabilities as of January 29, 2023 and January 30, 2022.
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

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Showrooms	$98,226	$92,426	$181,800	$173,680
Internet	41,425	35,534	81,650	66,789
Other	14,878	20,574	32,272	37,445
	$154,529	$148,534	$295,722	$277,914

The Company has no foreign operations and its net sales to foreign countries was less than .01% of total net sales in both fiscal 2024 and 2023.  The Company had no customers that comprise more than 10% of total net sales for the thirteen weeks ended July 30, 2023 and July 31, 2022.
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
The Company recognized barter sales in exchange for media credits of $2.8 million and $9.5 million during the thirteen weeks ended July 30, 2023 and July 31, 2022, respectively, and $6.9 million and $12.1 million during the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.
The Company had $30.2 million and $25.2 million of unused media credits as of July 30, 2023 and January 29, 2023, respectively, and did not recognize any impairment. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.
Note 3. Income Taxes
For the thirteen weeks ended July 30, 2023 and July 31, 2022, the Company recorded an income tax benefit of less than $0.1 million and income tax expense of $2.3 million, respectively, which reflects an effective tax rate of 1.0% and 28.0%, respectively. For the twenty-six weeks ended July 30, 2023 and July 31, 2022, the Company recorded an income tax benefit of $1.3 million and income tax expense of $2.9 million, respectively, which reflects an effective tax rate of 20.9% and 27.8%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022 varies from the 21% federal statutory tax rate primarily due to state taxes.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen and twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.
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
For the thirteen weeks ended July 30, 2023, the effects of 1,060,705 shares of common stock related to restricted stock units and 495,366 shares of common stock underlying stock options were excluded from the diluted net loss per share calculation because the effect of including these potentially dilutive shares was antidilutive. For the twenty-six weeks ended July 30, 2023, the effects of 1,060,705 shares of common stock related to restricted stock units and 495,366 shares of common stock underlying stock options were excluded from the diluted net loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.
For the thirteen weeks ended July 31, 2022, the effects of 687,528 shares of common stock related to restricted stock units, and warrants to purchase 281,750 shares of common stock were included in the diluted share calculation and there were 495,366 shares of common stock underlying stock options of potentially dilutive shares which may be issued in the future that were excluded from the diluted net income per share calculation because the effect of including these potentially dilutive shares was antidilutive. For the twenty-six weeks ended July 31, 2022, the effects of 687,528 shares of common stock related to restricted stock units, 495,366 shares of common stock underlying stock options, and warrants to purchase 281,750 shares of common stock were included in the diluted share calculation and there were no anti-dilutive awards during the period.
Note 5. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Operating lease expense	$7,391	$5,808	$14,395	$11,142
Variable lease expense	2,486	3,991	4,542	6,205
Short term lease expense	407	180	647	359
Total lease expense	$10,284	$9,979	$19,584	$17,706
Variable lease expense includes index-based changes in rent, maintenance, real estate taxes, insurance and other variable charges.
We did not recognize any impairment charges associated with showroom-level right-of-use assets during the thirteen and twenty-six weeks ended July 30, 2023 or July 31, 2022.
Future minimum lease payments under non-cancelable leases as of July 30, 2023 were as follows (in thousands):

(amounts in thousands)
2024	$7,896
2025	30,562
2026	28,231
2027	25,946
2028	23,692
Thereafter	82,929
Total undiscounted future minimum lease payments	199,256
Less: imputed interest	(33,753)
Total present value of lease obligations	165,503
Less: current operating lease liability	(16,072)
Operating lease liability- long term	$149,431

Supplemental information related to our operating leases is as follows (in thousands):

	Twenty-six weeks ended
(amounts in thousands)	July 30, 2023	July 31, 2022
Operating cash flow information:
Amounts paid on operating lease liabilities	$14,208	$8,501
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$24,676	$20,702
Weighted average remaining lease term - operating leases	7.6 years	7.3 years
Weighted average discount rate - operating leases	4.55%	4.01%
Note 6. Commitments and Contingencies

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
The Company has voluntarily self-reported to the SEC information concerning the internal investigation of the accounting matters that led to the restatement of its previously issued audited financial statements as of and for the year ended January 29, 2023 and our unaudited condensed financial statements for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022. As a result of self-reporting, the Company is the subject of an ongoing, non-public investigation by the SEC. The Company is cooperating fully with the SEC in its investigation and continues to respond to requests in connection with this matter. The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek with respect to the Company, if any, cannot be predicted at this time.
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
On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 2024. All other terms of the credit agreement remain unchanged. As of July 30, 2023 and January 29, 2023, the Company’s borrowing availability under the line of credit with Wells was $36.0 million. As of July 30, 2023 and January 29, 2023, there were no borrowings outstanding on this line of credit.

Note 8. Stockholders' Equity
Common Stock Warrants
On June 29, 2018, the Company issued 281,750 warrants with a five-year term to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company's IPO. Warrants may be exercised on a cashless basis, where the holders receive fewer shares of common stock in lieu of a cash payment to the Company. There were no warrants issued, exercised, or expired and canceled for the twenty-six weeks ended July 31, 2022. As of July 31, 2022, 281,750 warrants remained outstanding with an average exercise price of $19.20 and a weighted average remaining contractual life of 0.91 years. On June 26, 2023, Roth Capital Partners, LLC performed a cashless exercise of all 281,750 remaining outstanding warrants resulting in 74,592 net shares issued. As of July 30, 2023, no warrants remain outstanding.
Equity Incentive Plan
The Company adopted the Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. In fiscal 2024, the 2017 Equity Plan was amended and restated to increase the shares of our common stock authorized and reserved for issuance by 225,000 shares, which increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan to 2,879,889 shares of common stock as of July 30, 2023.
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
There were no stock options issued, exercised, or expired and canceled for the twenty-six weeks ended July 30, 2023 and July 31, 2022. As of July 30, 2023, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 0.85 years, and no intrinsic value. As of July 31, 2022, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 1.85 years and intrinsic value of $1.89.

Restricted Stock Units
A summary of the status of our unvested restricted stock units as of July 30, 2023 and July 31, 2022, and changes during the twenty-six weeks ended, is presented below:

	Number of shares	Weighted average grant date fair value
Unvested at January 30, 2022	533,333	$28.41
Granted	278,087	45.58
Forfeited	(21,243)	23.12
Vested	(102,649)	34.86
Unvested at July 31, 2022	687,528	$34.87

	Number of shares	Weighted average grant date fair value
Unvested at January 29, 2023	640,256	$34.50
Granted	815,340	26.76
Forfeited	(25,874)	35.32
Vested	(369,017)	24.37
Unvested at July 30, 2023	1,060,705	$32.05
For the thirteen weeks ended July 30, 2023 and July 31, 2022, the Company recognized equity based compensation expense of $1.3 million and $1.0 million, respectively, and for the twenty-six weeks ended July 30, 2023 and July 31, 2022, the Company recognized equity based compensation expense of $2.0 million and $2.2 million, respectively.
The total unrecognized equity-based compensation cost related to unvested stock option and restricted unit awards was approximately $11.0 million as of July 30, 2023 and will be recognized in operations over a weighted average period of 3.9 years.
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
The Company’s sales by product which are considered one segment are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
(amounts in thousands)
Sactionals	$140,507	$136,513	$268,413	$251,515
Sacs	11,663	9,908	22,399	21,835
Other	2,359	2,113	4,910	4,564
	$154,529	$148,534	$295,722	$277,914

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended January 29, 2023 ("Form 10-K/A"). As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the Forward-Looking Statements section herein and set forth below and those discussed in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent report on Form 10-K/A filed with the Securities and Exchange Commission.

We operate on a 52 or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended February 4, 2024 will consist of 53 weeks.

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

Macroeconomic Factors
There are a number of macroeconomic factors and uncertainties affecting the overall business environment and our business, including increased inflation, rising interest rates, housing market conditions, consumer debt, the recent failures of several financial institutions, conflicts around the globe and uncertainties in the global financial markets. These factors may have a negative impact on markets in which we operate, including the potential for an economic recession, a continued downturn in the housing market, disruption in the U.S. banking system, and a reduction in consumer discretionary spending. We believe that these macroeconomic factors have contributed to the slowdown in demand that we have experienced in our business which may continue.
Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat and roll arm side. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 90.9% and 91.9% of our net sales for the thirteen weeks ended July 30, 2023 and July 31, 2022, respectively, and 90.8% and 90.5% of our net sales for the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.

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
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 6 different sizes ranging from 22 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. Our Sacs represented 7.5% and 6.7% of our net sales for the thirteen weeks ended July 30, 2023 and July 31, 2022, respectively, and 7.6% and 7.9% of our net sales for the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.
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
•Showrooms. We market and sell our products through 223 showroom locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 44 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stack our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our new showroom concept utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 63.6% and 61.5% of total net sales for the thirteen and twenty-six weeks ended July 30, 2023, respectively, up from 62.2% and down from 62.5% of total net sales for the thirteen and twenty-six weeks ended July 31, 2022.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales generated by this channel accounted for 26.8% and 27.6% of total net sales for the thirteen and twenty-six weeks ended July 30, 2023, respectively, up from 23.9% and 24.0% of total net sales for the thirteen and twenty-six weeks ended July 31, 2022, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online, pop-up-shops, shop-in-shops, and barter inventory transactions. Our barter inventory transactions with a third party vendor are part of our Circle to Customer ("CTC"), Designed for Life and Environmental, Social and Governance ("ESG") initiatives. CTC is our operational philosophy in which business processes, including the design of our products, are optimized for looped (circle) and/or local operations. We repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. We operated 3 and 5 online pop-up-shops on Costco.com for the thirteen and twenty-six weeks ended July 30, 2023, and 3 and 5 for the thirteen and twenty-six weeks ended July 31, 2022. We operated 25 Best Buy shop-in-shops for the thirteen and twenty-six weeks ended July 30, 2023, up from 22 for the thirteen and twenty-six weeks ended July 31, 2022. Other net sales which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions accounted for 9.6% and 10.9% of our total net sales for the thirteen and twenty-six weeks ended July 30, 2023, down from 13.9% and 13.5% of our total net sales for the thirteen and twenty-six weeks ended July 31, 2022.

Condensed Statement of Operations Data:
	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands, except per share data and share amounts)	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net sales
Showrooms	$98,226	$92,426	$181,800	$173,680
Internet	41,425	35,534	81,650	66,789
Other	14,878	20,574	32,272	37,445
Total net sales	154,529	148,534	295,722	277,914

Cost of merchandise sold	62,139	69,435	132,757	132,841

Gross profit	92,390	79,099	162,965	145,073
Operating expenses
Selling, general and administration expenses	63,834	48,815	120,380	93,733
Advertising and marketing	26,535	19,088	43,448	34,989
Depreciation and amortization	3,014	3,076	5,836	5,737

Total operating expenses	93,383	70,979	169,664	134,459

Operating (loss) income	(993)	8,120	(6,699)	10,614

Interest income (expense), net	351	3	692	(32)

Net (loss) income before taxes	(642)	8,123	(6,007)	10,582

Benefit from (provision for) income taxes	7	(2,274)	1,257	(2,947)

Net (loss) income	$(635)	$5,849	$(4,750)	$7,635

Net (loss) income per common share:
Basic (1)	$(0.04)	$0.38	$(0.31)	$0.50
Diluted (1)	$(0.04)	$0.37	$(0.31)	$0.48

Weighted average shares outstanding:
Basic	15,422,640	15,195,116	15,326,702	15,175,247
Diluted	15,422,640	16,004,061	15,326,702	16,032,731

	Thirteen weeks ended		Twenty-six weeks ended
(dollars in thousands)	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
EBITDA (2)(3)	$2,021	$11,196	$(863)	$16,351
Adjusted EBITDA (2)(3)	$5,283	$12,319	$3,204	$18,541

Balance Sheet Data:
	As of
(amounts in thousands)	July 30, 2023	January 29, 2023
Cash and cash equivalents	$54,716	$43,533
Working capital	86,285	105,674
Total assets	433,566	408,626
Total liabilities	246,773	215,532
Total stockholders’ equity	186,793	193,094

Condensed Statement of Cash flow Data:
	Twenty-six weeks ended
(amounts in thousands)	July 30, 2023	July 31, 2022
Net cash provided by (used in) operating activities	$27,344	$(62,890)
Net cash used in investing activities	(12,521)	(10,125)
Net cash used in financing activities	(3,640)	(1,725)
Net change in cash and cash equivalents	11,183	(74,740)
Cash and cash equivalents at the end of the period	54,716	17,652
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

Reconciliation of Non-GAAP Financial Measures
The following provides a reconciliation of Net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net (loss) income	$(635)	$5,849	$(4,750)	$7,635
Interest (income) expense, net	(351)	(3)	(692)	32
Income tax (benefit) expense	(7)	2,274	(1,257)	2,947
Depreciation and amortization	3,014	3,076	5,836	5,737
EBITDA	2,021	11,196	(863)	16,351
Equity-based compensation (a)	1,467	1,123	2,272	2,295
Loss on disposal of assets (b)	145	—	145	—
Other non-recurring expenses (c)	1,650	—	1,650	(105)
Adjusted EBITDA	$5,283	$12,319	$3,204	$18,541

(a) Represents expenses, such as compensation expense and employer taxes related to RSU equity vesting and exercises associated with stock options and restricted stock units granted to our associates and board of directors. Employer taxes are included as part of selling, general and administrative expenses on the Statements of Operations.

(b) Represents loss on disposal of property and equipment.

(c) Other non-recurring expenses in the thirteen and twenty-six weeks ended July 30, 2023 represents professional fees related to the restatement of previously issued financial statements. Other non-recurring expenses in the twenty-six weeks ended July 31, 2022 represents costs related to a legal settlement. There were no other non-recurring expenses in the thirteen weeks ended July 31, 2022.
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
Basis of Presentation and Results of Operations
The following table sets forth, for the periods presented, our condensed statement of operations data as a percentage of total revenues:

Statement of Operations Data:
	Thirteen weeks ended		Twenty-six weeks ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net sales	100%	100%	100%	100%
Cost of merchandise sold	40%	47%	45%	48%
Gross profit	60%	53%	55%	52%
Selling, general and administration expenses	41%	33%	41%	34%
Advertising and marketing	17%	13%	15%	13%
Depreciation and amortization	2%	2%	2%	2%
Operating (loss) income	—%	5%	(3)%	3%
Interest income (expense), net	—%	—%	—%	—%
Net (loss) income before taxes	—%	5%	(3)%	3%
Benefit from (provision for) income taxes	—%	(2)%	—%	(1)%
Net (loss) income	—%	3%	(3)%	2%

Thirteen weeks ended July 30, 2023 compared to the thirteen weeks ended July 31, 2022
Net sales

Net sales increased $6.0 million, or 4.0%, to $154.5 million in the thirteen weeks ended July 30, 2023 as compared to $148.5 million in the thirteen weeks ended July 31, 2022. The increase in overall net sales was driven by growth within our Retail and Ecommerce channels. New customers increased by 12.2% in the thirteen weeks ended July 30, 2023 as compared to 8.1% in the thirteen weeks ended July 31, 2022. We had 223 and 174 total showrooms as of July 30, 2023 and July 31, 2022, respectively. During the thirteen weeks ended July 30, 2023, we opened 18 additional showrooms and closed 3 showrooms and 3 kiosks. We did not remodel any showrooms in the thirteen weeks ended July 30, 2023. In comparison, we opened 11 showrooms, 1 kiosk and did not close or remodel any showrooms in the thirteen weeks ended July 31, 2022. Showroom net sales increased $5.8 million, or 6.3%, to $98.2 million in the thirteen weeks ended July 30, 2023 as compared to $92.4 million in the thirteen weeks ended July 31, 2022. This increase was due in large part to comparable sales increase of $2.0 million, or 2.7%, to $76.0 million in the thirteen weeks ended July 30, 2023, compared to $74.0 million in the thirteen weeks ended July 31, 2022, related to higher point of sales transactions with lower promotional discounting and the addition of 54 new showrooms and 5 less kiosks. These increases are partially offset by higher unshipped orders as of July 30, 2023 as compared to July 31, 2022 due to promotional timing. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 2 to the condensed financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot decreased $159, or 24.7%, to $485 in the thirteen weeks ended July 30, 2023 as compared to $644 in the thirteen weeks ended July 31, 2022. Total number of units sold at point of transaction also decreased by approximately 23.3% driven by lower productivity related to inflationary concerns. Internet net sales (sales made directly to customers through our ecommerce channel) increased $5.9 million, or 16.6%, to $41.4 million in the thirteen weeks ended July 30, 2023 as compared to $35.5 million in the thirteen weeks ended July 31, 2022 driven by a strong promotional campaigns. Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions decreased $5.7 million, or 27.7%, to $14.9 million in the thirteen weeks ended July 30, 2023 as compared to $20.6 million in the thirteen weeks ended July 31, 2022. This decrease was principally due to timing of inventory barter transactions coupled with lower productivity of our temporary online pop-up-ships on Costco.com partially offset by 92 Costco in store pop-up-shops that we did not have last year. We also opened 3 additional Best Buy shop-in-shop location compared to the prior year period.
Gross profit
Gross profit increased $13.3 million, or 16.8%, to $92.4 million in the thirteen weeks ended July 30, 2023 from $79.1 million in the thirteen weeks ended July 31, 2022. Gross margin increased to 59.8% of net sales in the thirteen weeks ended July 30, 2023 from 53.3% of net sales in the thirteen weeks ended July 31, 2022. The increase in gross margin percentage of 650 basis points was primarily driven by a decrease of approximately 720 basis points in total distribution and related tariff expenses, partially offset by a decrease of 70 basis points in product margin driven by higher promotional discounting. The decrease in total distribution and related tariff expenses over prior year is principally related to the positive impact of 880 basis points decrease in inbound transportation costs partially offset by 160 basis points in higher outbound transportation and warehousing costs.
Selling, general and administrative expenses

Selling, general and administrative expenses increased $15.0 million, or 30.8%, to $63.8 million in the thirteen weeks ended July 30, 2023 as compared to $48.8 million in the thirteen weeks ended July 31, 2022. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, overhead expenses, selling related expenses and rent. Employment costs increased by $5.7 million driven by an increase in new hires. Overhead expenses increased $6.2 million consisting mainly of increases of $3.0 million in professional fees, $2.3 million in other investments in the business to support current and future growth, $0.3 million in equity-based compensation, and $0.4 million in travel. Rent increased by $0.9 million related to $1.9 million rent expense from our net addition of 49 showrooms partially offset by a $1.0 million reduction in percentage rent. Selling related expenses increased $2.2 million principally due to credit card fees related to the increase in net sales and an increase in credit card rates. Selling, general and administrative expenses were 41.3% of net sales in the thirteen weeks ended July 30, 2023, an increase of 840 basis points as compared to 32.9% of net sales in the thirteen weeks ended July 31, 2022.

Advertising and Marketing
Advertising and marketing expenses increased $7.4 million, or 39.0%, to $26.5 million for the thirteen weeks ended July 30, 2023 as compared to $19.1 million in the thirteen weeks ended July 31, 2022. The majority of the increase in advertising and marketing dollars relates to the ongoing investments in marketing spends to support our net sales growth. The investment by quarter may vary greatly. Advertising and marketing expenses were 17.2% of net sales in the thirteen weeks ended July 30, 2023 as compared to 12.9% of net sales in the thirteen weeks ended July 31, 2022.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased $0.1 million, or 2.0%, to $3.0 million in the thirteen weeks ended July 30, 2023 as compared to $3.1 million in the thirteen weeks ended July 31, 2022. The decrease in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.
Interest income (expense), net
Interest income was $0.4 million and less than $0.1 million for the thirteen weeks ended July 30, 2023 and July 31, 2022, respectively. Interest income earned on the Company’s cash and cash equivalents balances was favorable from higher interest rates compared to the prior year period.
Benefit (provision) for income taxes
Income tax benefit was less than $0.1 million for the thirteen weeks ended July 30, 2023, compared to income tax expense of $2.3 million for the thirteen weeks ended July 31, 2022. The change in provision is primarily driven by the Company generating net loss before taxes of $0.6 million and net income before taxes of $8.1 million for the thirteen weeks ended July 30, 2023 and July 31, 2022, respectively.
Twenty-six weeks ended July 30, 2023 compared to the twenty-six weeks ended July 31, 2022
Net sales

Net sales increased $17.8 million, or 6.4%, to $295.7 million in the twenty-six weeks ended July 30, 2023 as compared to $277.9 million in the twenty-six weeks ended July 31, 2022. The increase in overall net sales was driven by growth within our Retail and Ecommerce channels. New customers increased by 15.7% in the twenty-six weeks ended July 30, 2023 as compared to 15.4% in the twenty-six weeks ended July 31, 2022. We had 223 and 174 total showrooms as of July 30, 2023 and July 31, 2022, respectively. We opened 34 additional showrooms, closed 3 showrooms and 3 kiosks, and did not remodel any showrooms in the twenty-six weeks ended July 30, 2023. In comparison, we opened 22 showrooms, 6 kiosks and did not close or remodel any showrooms in the twenty-six weeks ended July 31, 2022. Showroom net sales increased $8.1 million, or 4.7%, to $181.8 million in the twenty-six weeks ended July 30, 2023 as compared to $173.7 million in the twenty-six weeks ended July 31, 2022. This increase was due in large part to comparable sales increase of $7.3 million, or 5.3%, to $144.6 million in the twenty-six weeks ended July 30, 2023, compared to $137.3 million in the twenty-six weeks ended July 31, 2022, related to higher point of sales transactions with lower promotional discounting and the addition of 54 new showrooms and 5 less kiosks. These increases are partially offset by higher unshipped orders as of July 30, 2023 as compared to July 31, 2022 due to promotional timing. Point of sales transactions represent orders placed through our showrooms which does not always reflect the point at which control transfers to the customer, which occurs upon shipment being confirmed. See Note 2 to the condensed financial statements. We believe point of sales transactions is a more accurate way to measure showroom performance and how our showroom associates are incentivized. Retail sales per selling square foot decreased $353, or 27.8%, to $915 in the twenty-six weeks ended July 30, 2023 as compared to $1,268 in the twenty-six weeks ended July 31, 2022. Total number of units sold at point of transaction also decreased by approximately 14.5% driven by lower productivity related to inflationary concerns. Internet net sales (sales made directly to customers through our ecommerce channel) increased $14.9 million, or 22.3%, to $81.7 million in the twenty-six weeks ended July 30, 2023 as compared to $66.8 million in the twenty-six weeks ended July 31, 2022 driven by a strong promotional campaigns. Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions decreased $5.1 million, or 13.8%, to $32.3 million in the twenty-six weeks ended July 30, 2023 as compared to $37.4 million in the twenty-six weeks ended July 31, 2022. This decrease was principally due to timing of inventory barter transactions coupled with lower productivity of our temporary online pop-up-shops on Costco.com partially offset by 187

Costco in store pop-up-shops that we did not have last year. We also opened 3 additional Best Buy shop-in-shop location compared to the prior year period.
Gross profit
Gross profit increased $17.9 million, or 12.3%, to $163.0 million in the twenty-six weeks ended July 30, 2023 from $145.1 million in the twenty-six weeks ended July 31, 2022. Gross margin increased to 55.1% of net sales in the twenty-six weeks ended July 30, 2023 from 52.2% of net sales in the twenty-six weeks ended July 31, 2022. The increase in gross margin percentage of 290 basis points was primarily driven by a decrease of approximately 380 basis points in total distribution and related tariff expenses, partially offset by a decrease of 90 basis points in product margin driven by higher promotional discounting. The decrease in total distribution and related tariff expenses over prior year is principally related to the positive impact of 540 basis points decrease in inbound transportation costs partially offset by 160 basis points in higher outbound transportation and warehousing costs.
Selling, general and administrative expenses

Selling, general and administrative expenses increased $26.7 million, or 28.4%, to $120.4 million in the twenty-six weeks ended July 30, 2023 as compared to $93.7 million in the twenty-six weeks ended July 31, 2022. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, overhead expenses, selling related expenses and rent. Employment costs increased by $11.7 million driven by an increase in new hires. Overhead expenses increased $8.4 million mainly consisting of an increase of $3.0 million in professional fees and $5.0 million in other investments in the business to support current and future growth. Rent increased by $2.3 million related to $3.6 million rent expense from our net addition of 49 showrooms partially offset by a $1.3 million reduction in percentage rent. Selling related expenses increased $3.9 million principally due to credit card fees related to the increase in net sales and an increase in credit card rates. Selling, general and administrative expenses were 40.7% of net sales in the twenty-six weeks ended July 30, 2023, an increase of 700 basis points as compared to 33.7% of net sales in the twenty-six weeks ended July 31, 2022.
Advertising and Marketing
Advertising and marketing expenses increased $8.4 million, or 24.2%, to $43.4 million for the twenty-six weeks ended July 30, 2023 as compared to $35.0 million in the twenty-six weeks ended July 31, 2022. The majority of the increase in advertising and marketing dollars relates to the ongoing investments in marketing spends to support our net sales growth. The investment by quarter may vary greatly. Advertising and marketing expenses were 14.7% of net sales in the twenty-six weeks ended July 30, 2023 as compared to 12.6% of net sales in the twenty-six weeks ended July 31, 2022.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.1 million, or 1.7%, to $5.8 million in the twenty-six weeks ended July 30, 2023 as compared to $5.7 million in the twenty-six weeks ended July 31, 2022. The increase in depreciation and amortization expense principally relates to capital investments for new and remodeled showrooms.
Interest income (expense), net
For the twenty-six weeks ended July 30, 2023, interest income was $0.7 million compared to interest expense of less than $0.1 million for the twenty-six weeks ended July 31, 2022. Interest income earned on the Company’s cash and cash equivalents balances was favorable from higher interest rates compared to the prior year period.
Benefit (provision) for income taxes
Income tax benefit was $1.3 million for the twenty-six weeks ended July 30, 2023, compared to income tax expense of $2.9 million for the twenty-six weeks ended July 31, 2022. The change in provision is primarily driven by the Company generating net loss before taxes of $6.0 million and net income before taxes of $10.6 million for the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.

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
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

Condensed Statement of Cash flow Data:
	Twenty-six weeks ended
(amounts in thousands)	July 30, 2023	July 31, 2022
Net cash provided by (used in) operating activities	$27,344	$(62,890)
Net cash used in investing activities	(12,521)	(10,125)
Net cash used in financing activities	(3,640)	(1,725)
Net change in cash and cash equivalents	11,183	(74,740)
Cash and cash equivalents at the end of the period	54,716	17,652
Net cash provided by (used in) operating activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash operating lease cost, and deferred income taxes and the effect of changes in working capital and other activities.
In the twenty-six weeks ended July 30, 2023, net cash provided by operating activities was $27.3 million and consisted of changes in operating assets and liabilities of $14.5 million, net loss of $4.8 million, and adjustments to reconcile net income to cash provided by operating activities of $17.6 million. Net cash provided by working capital and other activities consisted primarily of decreases in merchandise inventories of $14.7 million and trade accounts receivable of $1.1 million, and increases in customer deposits of $5.5 million and accounts payable and accrued expenses of $3.1 million, partially offset by increases in other assets of $3.5 million and prepaid expenses and other current assets of $0.5 million, and a decrease in operating lease liabilities of $5.8 million.
In the twenty-six weeks ended July 31, 2022, net cash used in operating activities was $62.9 million and consisted of changes in operating assets and liabilities of $89.6 million, net income of $7.6 million, and adjustments to reconcile net income to cash used in operating activities of $19.0 million. Net cash used in working capital and other activities consisted primarily of increases in merchandise inventories of $37.2 million, trade accounts receivable of $0.4 million, and prepaid expenses and other current assets of $16.5 million, along with decreases in accounts payable and accrued expenses of $18.5 million, operating lease liabilities of $10.1 million, and customer deposits of $6.8 million.
Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings, the remodeling of existing showrooms, and the acquisition of intangible assets.
For the twenty-six weeks ended ended July 30, 2023 and July 31, 2022, capital expenditures were $12.5 million and $10.1 million, respectively, mainly as a result of investments in new showrooms.

Net cash used in financing activities
Financing activities consist primarily of taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For the twenty-six weeks ended ended July 30, 2023 and July 31, 2022, net cash used in financing activities was $3.6 million and $1.7 million, respectively, mostly due to taxes paid for the net share settlement of equity awards.
Revolving Line of Credit
On March 25, 2022, the Company amended our existing credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The maturity date of our credit agreement was extended to March 25, 2024 and, among other things, the maximum revolver commitment was increased from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Our credit agreement includes a $1,000,000 sublimit for the issuance of letters of credit and a $4,000,000 sublimit for swing line loans. On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged. As of July 30, 2023, the Company’s borrowing availability under the line of credit was $36.0 million. As of July 30, 2023, there were no borrowings outstanding on this line of credit.
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
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of July 30, 2023, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our financial statements included in the Annual Report on Form 10-K/A for the fiscal year ended January 29, 2023 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the twenty-six weeks ended July 30, 2023.
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

Liquidity Risk

In response to the global bank failures in 2023 we have reinforced our commitment to maintaining a strong balance sheet and minimizing potential liquidity risk. We have taken numerous steps to ensure we partner with strong banking financial institutions to help reduce the risk of exposure to any failing institution while also allowing us to ensure the ability to access the credit markets through our existing credit agreement. In addition, as of July 30, 2023, we have not identified any major customer or supplier that had been materially impacted by the recent bank failures

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 30, 2023.
Based on such evaluation, management identified certain material weaknesses in our internal control over financial reporting which was also disclosed in our Form 10-K/A. As a result of these material weaknesses, management concluded that our disclosure controls and procedures were not effective as of July 30, 2023.
Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As reported in our Form 10-K/A, we did not maintain effective internal control over financial reporting as of January 29, 2023, as a result of material weaknesses in the control environment and control activities areas. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to our 2023 Form 10-K/A for a description of our material weaknesses.

Ongoing Remediation Efforts to Address Material Weaknesses

Our material weaknesses were not remediated as of July 30, 2023. Our Board of Directors and management are committed to the continued implementation of remediation efforts to address the material weaknesses. Management is devoting substantial resources to the ongoing implementation of remediation efforts to address the material weaknesses described herein. These remediation efforts, summarized below, which either have already been implemented or are continuing to be implemented, are intended to address both the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting and disclosure controls and procedures.

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
Changes in Internal Control Over Financial Reporting
Other than as described above in connection with our material weaknesses, there were no changes in our internal control over financial reporting that occurred during the quarter ended July 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 6. Commitments and Contingencies, included in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended January 29, 2023, filed with the SEC on November 2, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
During the thirteen weeks ended July 30, 2023, 281,750 warrants were exercised on a cashless basis by the holder of the warrants. As a result, the Company issued 74,592 shares of the Company's common stock. The Company did not receive any proceeds from the cashless exercise of the warrants.
The above securities were issued in reliance upon an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.1+	Amendment No. 1 to The Lovesac Company Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	06/02/2023
10.2+	Employment Agreement between the Company and Keith Siegner, dated June 1, 2023	8-K	10.1	06/07/2023
10.3+	Offer Letter between the Company and Keith Siegner, dated May 12, 2023	8-K	10.2	06/07/2023
10.4+	Senior Strategic Advisor Agreement between the Company and Donna Dellomo, dated June 30, 2023	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: November 3, 2023		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: November 3, 2023		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)