Form 10-K/A
period 2023-01-29
Lovesac Co
filed 2023-11-30
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE

The Lovesac Company (“Lovesac”, the “Company”, “we”, “our” and similar terms) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023, as amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) filed on November 2, 2023, solely to include certain footnote disclosures to our audited restated annual financial statements as of and for the year ended January 29, 2023 (the “Restated Financial Statements”), that were included in the audited financial statements in the Original 10-K, but were inadvertently omitted from the Restated Financial Statements included in Part II, Item 8 of Amendment No. 1.
The restatement is further described in Amendment No. 1 and in Note 2. Restatement and Other Corrections of Previously Issued Financial Statements to the Restated Financial Statements in Part II. Item 8 contained herein.

In accordance with applicable SEC rules, this Amendment No. 2 includes new certifications specified in Rule 13a-14 under the Exchange Act from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. This Amendment No. 2 also contains a new consent of each of Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, and Marcum LLP (“Marcum”), the Company’s prior independent registered public accounting firm.

Except as described above, no other amendments are being made to the Original 10-K, as amended by Amendment No. 1. This Amendment No. 2 does not reflect events occurring after the filing of the Original 10-K, as amended by Amendment No. 1, or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

i.

PART II.
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: November 30, 2023		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: November 30, 2023		Executive Vice President and Chief Financial Officer
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

Note 3. Property and Equipment, net
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
Note 4. Intangible Assets, net
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

Note 10. Stockholders' Equity
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
Note 11. Financing Arrangements
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