Form 10-Q/A
period 2023-04-30
Lovesac Co
filed 2023-11-30
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE

The Lovesac Company (“Lovesac”, the “Company”, “we”, “our” and similar terms) is filing this Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) to amend the Company’s Quarterly Form 10-Q for the period ended April 30, 2023 (the “Original 10-Q”), originally filed with the Securities and Exchange Commission (“SEC”) on June 9, 2023, as amended by Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) filed on November 2, 2023, solely to include certain footnote disclosures to our unaudited quarterly condensed financial statements as of and for the period ended April 30, 2023 (the “Restated Financial Statements”) that were included in the unaudited financial statements in the Original 10-Q, but were inadvertently omitted from the Restated Financial Statements included in Part I, Item 1 of Amendment No. 1. The restatement is further described in Amendment No. 1 and in Note 2. Restatement and Other Corrections of Previously Issued Financial Statements to the Restated Financial Statements in Part I. Item 1 contained herein.

In accordance with applicable SEC rules, this Amendment No. 2 includes new certifications specified in Rule 13a-14 under the Exchange Act from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except as described above, no other amendments are being made to the Original 10-Q, as amended by Amendment No. 1. This Amendment No. 2 does not reflect events occurring after the filing of the Original 10-Q, as amended by Amendment No. 1, or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

i

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
See Note 10 for sales disaggregated by product.
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
Note 5. Basic and Diluted Net (Loss) Income Per Common Share
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

Note 8. Financing Arrangements
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

Note 10. Segment Information
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
The Company’s sales by product which are considered one segment are as follows:

	Thirteen weeks ended
(amounts in thousands)	April 30, 2023	May 1, 2022
Sactionals	$127,903	$115,002
Sacs	10,737	11,927
Other	2,553	2,451
	$141,193	$129,380

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.1+	Amendment No. 1 to The Lovesac Company Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	06/02/2023
10.2+	Employment Agreement between the Company and Keith Siegner, dated June 1, 2023	8-K	10.1	06/07/2023
10.3+	Offer Letter between the Company and Keith Siegner, dated May 12, 2023	8-K	10.2	06/07/2023
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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