Form 10-K
period 2024-02-04
Lovesac Co
filed 2024-04-11
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 4, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 30, 2023 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $399,901,305.
As of April 8, 2024, there were 15,489,688 shares of common stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement relating to its 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Annual Report on Form 10-K, including in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, political instability, civil unrest, armed hostilities and global conflict, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; the impact of changes or declines in consumer spending and inflation on our business, sales, results of operations and financial condition; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our ability to improve our products and develop new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; the impact of the restatement of our previously issued audited financial statements as of and for the year ended January 29, 2023 and our unaudited condensed financial statements for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022, and the related litigation and investigation related to such restatements; any inability to implement and maintain effective internal control over financial reporting; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate, our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.

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
Company Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.
Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, roll arm and angled sides. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 91.0%, 89.8% and 87.6% of our sales for fiscal 2024, 2023 and 2022, respectively.
In October 2021, we introduced the Sactionals StealthTech Sound + Charge product line. This unique innovation features immersive surround sound by Harman Kardon and convenient wireless charging, all seamlessly embedded and hidden inside the adaptable Sactionals platform. The System includes two Sound + Charge Sides each with embedded front- and rear-firing Harman Kardon speakers, a Subwoofer that easily integrates into a Sactionals Seat Frame and a Center Channel, all working in unison to deliver captivating surround sound that is completely hidden from view. In May 2023, we introduced Satellite Subwoofers as an add-on to the Sound + Charge System. The Satellite Subwoofer is an upgrade to the existing StealthTech setup and enhances the bass and overall entertainment experience.
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 5 different sizes ranging from 35 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. Our Sacs represented 7.4%, 8.5% and 10.5% of our sales for fiscal 2024, 2023 and 2022, respectively.
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

Sales Channels
We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through three distinct, brand-enhancing channels.
•Showrooms. We market and sell our products through 230 showroom locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 41 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and sales. Net sales generated by this channel accounted for 62.5%, 61.2% and 60.0% of total net sales for fiscal 2024, 2023 and 2022, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales completed through this channel accounted for 28.5%, 27.1% and 30.2% of total net sales for fiscal 2024, 2023 and 2022, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, and barter inventory transactions. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in store pop-up-shops are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. Unlike the in store pop-up-shops which are typically 10-day shows, and pop-up locations, shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. At fiscal year end 2024, we operated 44 shop-in-shops at Best Buy and online at Best Buy.com as compared to 22 shop-in-shops at fiscal year end 2023. We hosted 8 online pop-ups on Costco.com and 424 in store pop-up-shops in fiscal 2024 as compared to 9 online pop-ups and 113 in store pop-up-shops in fiscal 2023. We expect to continue hosting both online pop-ups on Costco.com and Costco in store pop-up-shops. Our barter inventory transactions with a third party vendor are part of our Circular Operations ("CO"), Designed for Life, and Environmental, Social and Governance ("ESG") initiatives. CO is a way of doing business that is meant to reduce our footprint, while dramatically extending the life of products through more looped, localized, long-term, and sustainable practices, policies, and programs. We repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. Other sales, which includes pop-up-shop, shop-in-shop and barter inventory transactions sales, accounted for 9.0%, 11.7% and 9.8% of total net sales for fiscal 2024, 2023 and 2022, respectively.
Customers
Our Designed for Life products provide flexibility, upgrade ability and sustainability, elements that attract a wide customer base and can change as their life changes. Our customers have different tastes, styles, purchasing goals and budgets when shopping for couches, and our Sactionals platform’s modularity addresses this array of needs.
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
•Customer Lifetime Value. We aim to maximize customer lifetime value for both new and existing customers by delivering a consistent brand message across our omni-channel platform, which we believe influences our customers’ buying decisions, and through our unique product offerings designed to evolve with our customers’

needs. We believe we have an opportunity to increase revenue and loyalty from new and existing customers, thereby extending customer lifetime value. We will continue to drive penetration of Sactionals and StealthTech, and invest in product development to enhance customer experience and drive sales of additional products to existing customers. We believe we are well positioned in the market and there is significant room to expand our customer base and convert them into active, lifetime customers.
Growth Strategies
To position Lovesac for future growth, in the last several years we have made significant investments in overhead, optimized and integrated our business technologies and processes, and further developed our marketing strategies. In addition, we have refocused our strategy regarding our showrooms, moving across malls, lifestyle centers, strip malls, and pad sites and continue to support ecommerce sales, a critical growth channel. We are moving to fixed versus variable rent structures in many of our lease arrangements and our interactive technology driven showroom experience has resulted in higher traffic levels and conversion.
We are also focused on the following key strategies to drive sales growth:
Continue to Build on Our Brand
We aggressively invest in brand building and direct marketing efforts through a robust and diverse marketing mix. Our focus on building the Lovesac and Sactional brands has led to an increase in our new Sactional customer base, which grew by 19.1% in fiscal 2024. Our ecommerce channel plays a significant role in the shopper journey as it is frequently the first step in the shopping journey a prospect will take and our first opportunity to build our brand and educate on our product. We continue to invest into this digital channel to improve user experience, enhancing their research, understanding and confidence in their purchase decision.
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
Strategy on Innovation
Innovation and test-and-learn are engrained within our Company, from product to operations to marketing and distribution. From inception, we have focused on developing unique, innovative and proprietary product platforms. We deploy a dual strategy of continuously researching and product invention and designing. We are continuously expanding and introducing new extensions to these platforms to broaden the appeal, grow the addressable market of our product offerings and ultimately continue to grow and evolve with our customers’ needs. We continually evaluate new products to complement our Sactionals and Sac lines and are currently developing accessories for the tech-savvy consumer. During October 2021, we introduced the Sactionals StealthTech Sound + Charge product line. This unique innovation features immersive surround sound by Harman Kardon and convenient wireless charging, all seamlessly embedded and hidden inside the adaptable Sactionals platform. The System includes two Sound + Charge Sides each with embedded front- and rear-firing Harman Kardon speakers, a Subwoofer that easily integrates into a Sactionals Seat Frame and a Center Channel, all working in unison to deliver captivating surround sound that is completely hidden from view. In May 2023, we introduced Satellite Subwoofers as an add-on to the Sound + Charge System. The Satellite Subwoofer upgrades your existing StealthTech setup to enhance the bass and your overall entertainment experience. As we continue to grow our business and add additional showrooms in strategic locations across the United States, we seek the ability to service more customers locally with area-designated representatives who will shift their efforts between our showrooms and customers’ homes.
Increase Sales and Operating Margins
We seek to increase sales and operating margins through our premium market position and pricing strategy and omni-channel platform, which we believe will require relatively small near-term increases in fixed overhead.

•Premium Market Position and Pricing. Our products are positioned in the premium couch segment of the furniture market. We market as premium products because of our proprietary foam fillings, higher quality materials, our unique Designed For Life design philosophy, and unique Circular Operations operating philosophy requiring a distinct level of manufacturing and service capabilities. At our price point, we offer a unique value proposition that combines both beautiful aesthetics and utility to our customers that we believe our competitors cannot offer. Additionally, our high-end branding strategy, further enhanced by our celebrity endorsements and large social media following, commands premium pricing, as we feel lowering prices may negatively affect the perception of our products. The difference is explained by our platform approach, where once a customer buys their first couch, the cost of expanding and adding to it over time drives more value than the traditional method of purchasing another new couch to replace the old one.
•Omni-channel Platform. By leveraging our omni-channel platform, we cost-effectively drive traffic to our ecommerce channel, resulting in increased web-based sales and improved operating margins. We continually seek to improve our ecommerce capabilities to drive sales, improve customer satisfaction score ("CSAT"), and take advantage of the lower cost of this channel. Our showrooms and other direct marketing efforts work in concert to drive customer conversion in ecommerce, providing customers with the flexibility to purchase where, when, and how they want. Customers have the capability to begin an order in the showroom, continue the purchase online, and vice versa. In addition, our shop-in-shops provide a low-cost alternative to drive brand awareness and both in-store and ecommerce sales.
Supply Chain and Sourcing
We manage a global supply chain of highly vetted and qualified, third-party manufacturing partners to produce our products. Our partners operate facilities located in the United States, China, Vietnam, Malaysia, Mexico, Taiwan, Indonesia, and India. We do not currently own or operate any manufacturing facilities as we believe our partners’ facilities are sufficient to meet our current demand and will be able to meet any additional demand in the future. We do, however, expect to invest in additional domestic manufacturing capabilities to support supply chain redundancy for certain of our products. Additionally, we work closely with our manufacturing partners regarding product quality and manufacturing process efficiency. To mitigate the concentration risk in our supply chain, we have and continue to pursue a higher diversification of manufacturing partners, with both sourcing, tariff, and geographical advantages.
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
Seasonality
We experience seasonal fluctuations in our sales. A larger percentage of our sales occur in the fourth quarter of our fiscal year, which coincides with Cyber Monday (the first Monday after Thanksgiving, when online retailers typically offer holiday discounts), the holiday season and our related promotional and marketing campaigns. Our fiscal 2024 quarters in sequential order equaled 20.2%, 22.1%, 22.0% and 35.7% of total net sales, respectively.
Intellectual Property

We own 41 U.S. federal trademark registrations, 262 foreign trademark registrations, and a number of U.S. and foreign trademark applications and common law trademark rights. Our registered U.S. trademarks include registrations for the Lovesac, Lovesoft, Sactionals, Durafoam, SAC, SACS, Moviesac, Supersac, Squattoman, Total Comfort, Gamersac, Citysac, Footsac, Always Fits. Forever New, The World’s Most Comfortable Seat, The World’s Most Adaptable Couch, Designed for Life, and DFL trademarks. Our trademarks, if not renewed, are scheduled to expire between calendar years 2024 and 2034.

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

We have 32 issued U.S. utility patents and 54 issued foreign utility patents, that are scheduled to expire between 2024 and 2040. Our Sactional technology patents include our proprietary geometric modular system and segmented bi-coupling technology. We also have multiple patents pending and expect to file patent applications for future innovations. We believe that our patent portfolio, combined with our innovative design approach may deter others from attempting to imitate or replicate our products.

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

Our social and environmental initiatives include but are not limited to the following:

Social Responsibility Initiatives

We are committed to providing a fulfilling and inclusive workplace, cultivating a diverse workforce and continuous opportunities to learn new skills. Associate development hours and engagement scores are regularly measured and reported with a goal to transparently share our progress in these areas each year. In fiscal 2021, we founded a Diversity, Equity, and Inclusion (DEI) council and steering committee (the "ESG Committee"). This ESG Committee, continues to lead the growth of programs supporting underrepresented groups and empowering employees to be responsive equality leaders. In fiscal 2022, we announced measurable DEI goals of increasing the number of women and BIPOC in leadership roles throughout the Company to better reflect society as a whole. Progress toward our diversity goals is reported annually in our ESG and Impact report. Extending our social commitments beyond our own operations and into the communities we serve, we have established a committee to expand future community giving programs known as Lovesac Gives Back. The program's mission is to become the most beloved home brand in America and give back to the communities we serve.

Environmental Sustainability Initiatives

Delivering innovative solutions to support a sustainable, low carbon future is anchored in our guiding principles. In fiscal 2022, we established new Environmental, Social and Governance (ESG) targets to minimize our overall environmental impacts across a range of important measures, such as emission, energy use, waste, and sustainable sourcing. Each year, our internal ESG Committee, comprised of members of our leadership team, works to track and report on progress towards these ongoing commitments. By 2040, we plan to reach targets of zero waste and zero emissions across our entire value chain. We are also aiming to repurpose 1 billion plastic bottles in our products with fabrics made from recycled plastic fibers. Detailed information on these and other long-term environmental goals can be found in our fiscal year 2023 ESG Report.

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

In December 2023, we published our third annual Environmental, Social, and Governance (ESG) report aligned with the guidance of the Sustainability Accounting Standards Board (SASB). We believe that transparently disclosing the goals and metrics pertinent to our ESG programs will grant our stakeholders continued visibility of our progress. To that end, we expect to update this report annually for consistent transparency of our evolving ESG strategy and related efforts. Our most recent ESG report is available at: https://investor.lovesac.com/esg. The contents of our website and our ESG Report are not incorporated by reference in this Form 10-K.
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
In fiscal 2024, a majority of our workforce continued to work remotely. To support our headquarters-based associates, we ensure that our associates have the technology to support remote work and are redefining our future working environment to offer flexible working solutions. For associates supporting our showrooms, we implemented specific protocols to ensure the safety of our associates and our customers.
As of February 4, 2024, we had 909 full-time associates and 1,082 part-time associates, and we contracted with five independent contractors. Our workforce was 55% female, and women hold 46% of the available leadership roles within the Company.
All associates and contractors are subject to contractual agreements that specify, among other things, requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.
Diversity, Equity and Inclusion
In fiscal 2024, we prioritized developing a strategic diversity, equity and inclusion plan to ensure a diverse workforce composition, operating in an inclusive and transparent workplace culture, to leverage all of our talents. We engaged with partners to guide our diversity, equity and inclusion strategy, and elicited feedback from our associates on factors affecting diverse individuals and communities. We also established a steering committee of senior leaders and a Diversity and Inclusion Council of associates to drive our program’s objectives. We have expanded our diversity recruiting practices, deployed training programs to increase awareness of diversity, equity and inclusion issues, and are developing tools to drive accountability toward achieving the Company’s goals. Our Director of DEI and People Strategy helps us continue to develop and execute our DEI mission by creating a clear roadmap, programs, and processes and a cohesive, inclusive experience for individuals who encounter the Lovesac brand.
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
•our ability to maintain effective internal controls over financial reporting;
•the impact related to the restatement of our previously issued financial statements;
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
•failure to meet our publicly announced guidance; and
•our ability to protect our trademarks, brand image, or other intellectual property rights.

Business and Industry Risks
If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.
Our historical growth rates may not be sustainable or indicative of future growth. To manage our growth effectively, we must continue to implement our operational plans and strategies, acquire new and retain existing customers, increase our showroom base, optimize our omni-channel operations, and improve and expand our infrastructure of people and information systems. The success of our growth strategy depends, in part, on our ability to keep existing customers engaged and attract new customers to our brand. There is no guarantee that we will continue to be able to retain existing customers and drive customer acquisition rates necessary for us to maintain our current growth rate.
Additionally, we may not be able to achieve the showroom sales growth rates that we have achieved historically as we continue to expand our showroom base. While our focus is to continue the expansion of our showrooms, this may result in the closure of underperforming showroom locations or locations with declining profitability in order to pursue more productive opportunities that are in line with our real estate strategy. In addition, the results of operations of our showroom locations have and are expected to continue to fluctuate based on, among others, consumer spending patterns, fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our product assortment, the success of marketing programs, weather conditions and public health crises. These factors may cause our showroom sales results and growth rates in the future to be materially lower than recent periods or our expectations, which could harm our business and results of operations.
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

We face numerous business risks relating to macroeconomic factors. Uncertainties in global economic conditions that are beyond our control have in the past impacted discretionary consumer spending and our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other times when disposable income is lower. Factors impacting discretionary consumer spending include general economic conditions, inflation, reduction in wages and discretionary income, levels of unemployment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, tariffs, volatility of fuel and energy prices, fluctuations in interest rates or currency exchange rates, consumer confidence, closure or restricted operating conditions for businesses, political and economic uncertainty, inclement weather, natural disasters, health epidemics or pandemics and other macroeconomic factors, including geopolitical conditions and regional conflicts. Deterioration in economic conditions, increasing inflation or increasing unemployment levels may reduce the level of discretionary consumer spending and inhibit consumers’ use of credit, which may adversely affect our sales. In recessionary periods and other periods where disposable income is adversely affected, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could further adversely affect our financial performance. A downturn in the economic environment can also lead to financial instability, increased credit and collectability risk on our receivables, the failure of important partners, including suppliers, manufacturers, logistics providers, and other financial institutions. It is difficult to predict when or for how long any of these conditions could affect our business and a prolonged economic downturn could have a material adverse effect on our business, financial condition, operating results and prospects.
Our inability to maintain our brand image, engage new and existing customers and gain market share could have a material adverse effect on our growth strategy and our business, financial condition, operating results and prospects.
Our ability to maintain our brand image and reputation is integral to our business and implementation of our growth strategy. Maintaining, promoting and growing our brand will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality product and customer experience. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity and any negative publicity about these types of concerns, whether real or perceived, may reduce demand for our products. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return as a customer as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality or availability, poor customer service, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. A significant portion of our customers' brand experience also depends on third parties outside our control, including manufacturers, suppliers, assembly and installation service providers and logistics providers such as FedEx, UPS and other third-party delivery agents. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage. There is also increased focus by governmental and non-governmental organizations, customers, and other stakeholders, on corporate social responsibility and sustainability matters. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to any social or sustainability matters, which could negatively impact our business and results of operations. While we believe our brand enjoys a loyal customer base, the success of our growth strategy depends, in part, on our ability to keep existing customers engaged and attract new customers to our brand. We may not be able to maintain and enhance our brand if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers' expectations. If we experience damage to our reputation or loss of consumer confidence, we may not be able to retain existing customers or acquire new customers, which could have a material adverse effect on our business, financial condition, operating results and prospects.
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
Many of our current and potential competitors have longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technological capabilities, faster and less costly shipping, more efficient distribution models, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to, among other things, derive greater sales from their existing customer base, acquire customers at lower costs and respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. If we are unable to successfully compete, our business, financial condition, operating results and prospects could be materially adversely affected.
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

We believe our success has depended, and continues to depend, on the efforts and talents of Shawn Nelson, our founder, member of the Board of Directors and Chief Executive Officer, Mary Fox, our President and Chief Operating Officer, Keith Siegner, our Executive Vice President and Chief Financial Officer, and other members of our management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled associates. The market for such associates in the cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of any of our key associates, including members of our senior management team, could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. Our inability to recruit and develop mid-level managers could have similar adverse effects on our ability to execute our business plan. Moreover, we believe that a key contributor to our success and our ability to retain highly skilled personnel has been our corporate culture, which we believe fosters innovation, teamwork, and a passion for our products and consumers. If we fail to maintain the beneficial aspects of our corporate culture globally, it could adversely affect our ability to attract and retain employees, continue to perform at current levels, or execute on our business strategy.
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

The satisfactory performance, reliability and availability of our website, transaction processing systems and technology infrastructure are critical to our reputation, and our ability to acquire and retain customers and maintain adequate customer service levels. We currently rely on a variety of third-party service providers to support mission critical systems and the efficient flow of merchandise from and between warehouses and showrooms to customers and we cannot be sure that these third-party systems, services and support will continue to be available to us without interruption. For example, we rely on common carriers for the delivery of merchandise purchased by customers through our website and in our showrooms, and the systems we employ to communicate delivery schedules and update customers about order tracking interface with the information systems of these common carriers. Our own systems, which are customized versions of ecommerce, customer relationship management, payment processing, and inventory management software technologies deployed by numerous retailers and wholesalers in a variety of industries, must work seamlessly in order for information to flow correctly and update accurately across these systems. We may experience periodic system interruptions from time to time. Any damage to our technology systems or website could cause interruptions to our operations that materially adversely affect our ability to meet customers' requirements, resulting in an adverse impact to our business, financial condition and results of operations.

In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities and seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. We have in the past and may in the future experience slowdowns or interruptions in some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Additionally, periodically these systems and our website may need to be expanded, updated or upgraded as our business needs change. Our net revenue depends on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand.
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

Certain aspects of our business involve the receipt, storage and transmission of customers’ personal information and consumer preferences, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify these cybersecurity risks.
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

We do not own or operate any manufacturing facilities and therefore depend on third-party suppliers for the manufacturing of all of our products. Moreover, a substantial portion of our business is dependent on a small number of suppliers. Sacs, which represented approximately 7.4% of our revenues in fiscal 2024, 8.5% of our revenues in fiscal 2023, and 10.5% of our revenues in fiscal 2022, are currently manufactured by two manufacturers in Texas and North Carolina, which have previously experienced, and may continue to experience in the future, disruptions to its manufacturing operations. Sactionals, which represented approximately 91.0% of our revenues in fiscal 2024, 89.8% of our revenues in fiscal 2023, and 87.6% of our revenues in fiscal 2022, are manufactured by suppliers in Malaysia, Mexico Vietnam, China, Indonesia, and Taiwan. If our relationship with these suppliers or the suppliers' services are disrupted, terminated or otherwise negatively impacted, we could have difficulty or incur additional costs in replacing these suppliers.

We rely on two primary logistics and transportation carriers to fulfill our last mile product delivery services. These carriers could be vulnerable to labor challenges, liquidity concerns, the impacts of global health conditions, or other factors that may result in delays in deliveries or increased costs of deliveries. Any significant delay in deliveries to our customers could cause increased order cancellations or returns and cause us to lose sales or incur increased costs. Delays in deliveries and increases in freight charges or other costs of deliveries has and could continue to harm our sales, profitability, cash flows and financial condition.

Some of our third-party suppliers experienced a shortage of qualified labor at their manufacturing facilities in certain geographies, particularly within the United States, due in part to general macroeconomic factors. A prolonged shortage of qualified labor may result in disruption, delays in deliveries or increased costs of deliveries, which could decrease our third-party suppliers' ability to effectively produce and meet our demands and efficiently operate their facilities. A prolonged labor shortage could also lead to increased labor costs from higher overtime, the need to hire temporary help to meet demand and higher wages rates in order to attract and retain employees. Any of these developments or manufacturing disruptions could materially increase our sourcing costs and have a material adverse effect on our results of operations.
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
•fires, floods, earthquakes, hurricanes, or other natural disasters and climate-related events;
•unscheduled maintenance outages;
•utility and transportation infrastructure disruptions;
•labor difficulties;
•other operational problems;
•war or terrorism;
•political, social or economic instability, such as any conflict that may arise between China and Taiwan; or
•financial instability or bankruptcy of any such supplier.
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
We are subject to risks associated with our dependence on foreign manufacturing, suppliers and imports for our products.
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

Our current suppliers are located in China, Vietnam, Taiwan, India, Indonesia, Malaysia, Mexico and the United States. Our reliance on international suppliers increases our risk of supply chain disruption. Events that have in the past and could in the future cause disruptions to our supply chain include but are not limited to, the imposition of additional trade laws or regulations; public health crises; the imposition of additional duties, tariffs and other charges on imports and exports; foreign currency fluctuations; theft; and restrictions on the transfer of funds. The occurrence of any of the foregoing could materially increase the cost and reduce or delay the supply of our products, which could adversely affect our business, financial condition, operating results and prospects.
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

Our reliance on suppliers in developing countries increases our risk with respect to infrastructure available to support manufacturing, labor and employee relations, political and economic stability, natural disasters, corruption, and regulatory, environmental, health and safety compliance. Any failure of our suppliers to comply with ethical sourcing standards or labor or other local laws in the country of manufacture, or the divergence of a supplier’s labor practices from those generally accepted as ethical in the United States, could disrupt the shipment of products, force us to locate alternative manufacturing sources, reduce demand for our products, damage our reputation and/or expose us to potential liability for their wrongdoings. Any of these events could have a material adverse effect on our reputation, business, financial condition, operating results and prospects.

Most of our products are shipped from our suppliers by ocean vessel. If a disruption occurs in the operation of ports through which our products are imported, we may incur increased costs and suffer delays, which could have a material adverse effect on our business, financial condition, operating results and prospects.

Most of our products are shipped from our suppliers by ocean vessel. If a disruption occurs in the operation of ports through which our products are imported, for instance, as a result of port congestion, adverse weather, terrorist attack, natural disasters or climate change, we may incur increased costs related to air freight or use of alternative ports. Shipping by air is significantly more expensive than shipping by ocean and our margins could be reduced. Shipping to alternative ports could also lead to delays in receipt of our products. We rely on third-party shipping companies to deliver our products to us; as a result, we are subject to various risks that are beyond our control, including labor disputes, union organizing activity, the closure of such shipping companies’ offices or a reduction in operational capacity due to an economic slowdown or the inability to sufficiently ramp up operational capacity during an economic recovery or upturn, outbreaks of diseases (such as the COVID-19 pandemic), increased fuel costs and costs associated with any regulations to address climate change, and other factors affecting the shipping industry’s capacity or ability to deliver our products to us. We cannot guarantee that products we receive from suppliers will be of sufficient quality or free from damage, or that such products will not be damaged during shipping, while stored in one of our distribution facilities, or when returned by customers. While we take measures to ensure the products' quality and avoid damage, including evaluating supplier product samples, conducting inventory inspections and inspecting returned products, we cannot control the products while it is out of our possession or prevent all damage while in our distribution facilities.
In addition, ocean freight capacity issues increased during the COVID-19 pandemic and could continue to persist worldwide. If this were to occur, there could be much greater demand for shipping and reduced capacity and equipment, which could result in pandemic price increases per shipping container. Streamlined ships were charging priority booking fees to allocate space as they had less ships and workers operating. While we continue to manage and evaluate our freight carriers, there is some indication that shipping container rates will return to lower levels in the near-term and these rate changes could have a material effect on our results of operations. Our third-party shipping companies experienced transportation disruptions and restrictions due to the COVID-19 pandemic and delays stemming from delayed shipments from Asian ports, congestion at west coast ports, more extensive travel restrictions, closures or disruptions of businesses and facilities and a shortage of shipping containers needed to ship our products, which adversely impacted our inventory levels and resulted in elevated, and sometimes lengthy, customer backorders. Any of these developments, should they return to pandemic levels, could have a material adverse effect on our business, financial condition, operating results and prospects.
Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing or distribution costs could increase our costs and negatively impact our gross margin.

Our gross margin depends, in part, on our ability to mitigate rising costs or shortages of raw materials used to manufacture our products. Raw materials used to manufacture our products are subject to availability constraints and price volatility impacted by a number of factors, including supply and demand for fabrics, weather, government regulations, economic conditions, economic and political instability, and other unpredictable factors. In addition, our sourcing costs may fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations, tariffs and trade restrictions, public health crises, or other unpredictable factors. The occurrence of any of the foregoing could increase our costs, delay or reduce the availability of our products and negatively impact our gross margin.

Although we instituted measures to ensure our supply chain remains open to us, we have in the past, and may in the future continue to, experience raw material supply chain challenges related to suppliers negatively impacted by macroeconomic factors and shipping delays. These global supply chain challenges could continue or reoccur in the future and in turn materially adversely impact our manufacturing production and fulfillment of backlog. While we strive to maintain multiple sources for our raw materials, the impact of certain other macroeconomic conditions on raw materials and increased demand on our supply chain, could again cause additional pricing and availability pressures. Higher raw material prices and costs of sourced products could have an adverse effect on our future margins. We expect raw material prices to remain at historically high levels in many categories during fiscal 2025 due to price inflation in certain raw materials and global supply chain complexities. Macroeconomic factors, such as inflation, will continue to introduce uncertainty into many markets, especially with respect to freight and labor availability. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases which would adversely impact operating income.

Our inability to manage our inventory levels and products, including with respect to our omni-channel operations, could have a material adverse effect on our business, financial condition, operating results and prospects.
Inventory levels in excess of customer demand may result in lower than planned financial performance. We may be required to mark down certain products to sell any excess inventory or to sell such inventory through liquidation channels at prices that are significantly lower than our retail prices, any of which would negatively impact our business and operating results. Alternatively, if we underestimate demand for our products, we may experience inventory shortages resulting in delays in fulfilling customer demands and replenishing to appropriate inventory levels, missed sales and lost revenues. We may not always be able to respond quickly and effectively to changes in consumer taste and demand due to the amount of time and financial resources that may be required to bring new products to market or to constraints in our supply chain if our vendors do not have the capacity to handle elevated levels of demand for part or all of our orders or could experience delays in production for our products. Much of our merchandise requires that we provide vendors with significant ordering lead times and we may not be able to source sufficient inventory if demand for a product is greater than anticipated. Continued or lengthy delays in fulfilling customer demand could cause our customers to shop with our competitors instead of us, which could harm our business. Either of these events could significantly affect our operating results and brand image and loyalty.
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

We rely on a variety of marketing strategies to compete for customers and increase sales. If our competitors increase their spending on marketing, if our marketing is less effective than that of our competitors, or if we do not adequately leverage the technology and data analytics needed to generate concise competitive insight, our business, financial condition, operating results and prospects could be adversely affected. Additionally, if the online market for our products does not continue to gain acceptance, a significant portion of our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased furniture through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our sites and convert them into purchasing customers online. We market our products globally through a range of advertising and promotional programs and campaigns, including social media. If we do not successfully market our products or invest in the right campaigns or promotions for the right products at the right time, the lack of success or increased costs of promotional programs could have an adverse effect on our business, financial condition, and results of operations.
Our increased use of social media poses reputational risks.

As use of social media becomes more prevalent, our susceptibility to risks related to social media increases. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity we may not be able to reverse. We rely in part upon third parties, such as social media influencers, to market its brand, and are unable to fully control their efforts. Influencers with whom we maintain a relationship could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand, and these communications may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to prevent or detect this activity may not be effective. This unfavorable publicity could result in damage to our reputation and therefore have a material adverse effect on our business, financial condition, operating results and prospects.
Our efforts to launch new products may not be successful.

We plan to continue to expand our product line in the future. We may not be able to develop products which are attractive to our customers, and our costs to develop new products may be significant. It may take longer than we might expect for a product, even if ultimately successful, to achieve attractive sales results. We incur significant research and development and other expenditures in the pursuit of improvements and additions to our product line. The success of new product introductions depend on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks and delays associated with new product design and production ramp-up issues, logistics, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features. Failure to successfully develop or market new products or delays in the development of new products could have a material adverse effect on our financial condition, results of operations and business.

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
As of February 4, 2024, we had 230 showrooms, including 6 kiosks and 2 mobile concierges, but our growth strategy requires us to increase our showroom base. There can be no assurance that we will succeed in opening additional showrooms. If we are unable to successfully open and operate new showrooms, it could have a material adverse effect on our business, financial condition, operating results and prospects.
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
•adapt our showrooms to address public health crises;
•negotiate acceptable lease terms, including desired rent and tenant improvement allowances;
•achieve brand awareness, affinity and purchaser intent in new markets;

•manage capital expenditures while designing new showrooms and remodeling our existing showrooms;
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

As we expand our showroom base and expend capital remodeling our existing showrooms, we may not be able to achieve the showroom sales growth rates that we have achieved in the past and there is no guarantee that this will result in incremental showroom traffic or sales and there is no guarantee that this will result in incremental showroom traffic or sales and there is no guarantee that this will result in incremental showroom traffic or sales, which could cause our share price to decline.

As we expand our showroom base, we may not be able to achieve the showroom sales growth rates that we have achieved historically. If our showroom sales growth rates decline or fail to meet market expectations, our financial results could be impacted and the value of our common stock could decline. While our focus is to continue the expansion of our showrooms, this may result in the closure of underperforming showroom locations or locations with declining profitability in order to pursue more productive opportunities that are in line with our real estate strategy. The closure of these showrooms and transition to new showroom locations as part of our strategy may impact our sales and productivity.
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

Growing our business through our omni-channel operations is key to our growth strategy. Our goal is to offer our customers seamless access to our products across our channels, and our success depends on our ability to anticipate and implement innovations in sales and marketing strategies to appeal to existing and potential customers who increasingly rely on multiple channels, such as ecommerce, to meet their shopping needs. However, our omni-channel operations create additional complexities in our ability to manage inventory levels, as well as certain operational issues, including timely shipping and returns. Accordingly, our success depends to a large degree on continually evolving the processes and technology that enable us to plan and manage inventory levels and fulfill orders, address any related operational issues and further align channels to optimize our omni-channel operations. Additionally, while we interact with many of our customers through our showrooms, our customers are increasingly using computers, tablets and smartphones to make purchases online and to help them make purchasing decisions when in our showrooms. Our customers also engage with us online through our social media channels, including Facebook and Instagram, by providing feedback and public commentary about aspects of our business. Failure to enhance our technology and marketing efforts to align with our customers’ developing shopping preferences could significantly impair our ability to meet our strategic business and financial goals. Moreover, if we do not successfully optimize our omni-channel operations, or if they do not achieve their intended objectives, it could have a material adverse effect on our business, financial condition, operating results and prospects.

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
Historically, we have experienced surges in online traffic and orders associated with promotional activities and seasonal trends. This activity may place additional demands on our technology systems and logistics network and could cause or exacerbate slowdowns or interruptions. Any such system, site or service interruptions could prevent us from efficiently receiving or fulfilling orders, which may reduce the volume or quality of goods we sell and may cause customer dissatisfaction and harm our reputation and brand.
Climate change or measures to address climate change can negatively affect our business or damage our reputation.

Climate change related events, including increased frequency or severity of natural disasters and other extreme weather conditions (including fluctuations in temperatures, water availability, floods, wildfires and resultant air quality impacts, other unusual or prolonged adverse weather patterns and power shutoffs associated with these events) and their impact on critical infrastructure, could pose risks to our supplier facilities, impair our production capabilities, and disrupt our supply chain. Climate change may also have a negative effect on the pricing and availability of wood sourced and used in the manufacture of our products. In addition, the impacts of climate change may alter customer preferences toward increased demand for climate-friendly products, resulting in a potential loss in market share if we fail to meet this demand. We have elected to set and publicly share corporate ESG metrics related to reducing our impact on the environment. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Any failure to achieve or properly report on the targets set forth in our ESG Report, or any perception of failure to act responsibly in the areas in which we report, may harm our reputation with investors, customers and other third parties. This damage to our reputation may result in reduced demand for our products or increase the risk of litigation, all of which can negatively affect our business and operations.
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

We accept payment using a variety of methods, including credit card, debit card, PayPal, Apple Pay, Amazon Pay, Affirm and gift cards. As we offer new payment options to consumers, we may become subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and increase our operating costs and we may be unable to pass through these costs to consumers. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply.

As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or have restrictions placed upon, our ability to accept credit card and debit card payments from consumers or our ability to facilitate other types of online payments. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.

In addition, we occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and lead to expenses that could harm our business, financial condition, operating results and prospects.
Financial Risks

Our ability to raise capital in the future may be limited. Our inability to raise capital when needed could prevent us from growing and could have a material adverse effect on our business, financial condition, operating results and prospects.
If we experience insufficient cash flow from operations to support our operating and capital needs, we will be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all. We may sell common stock, preferred stock, convertible securities and other equity securities in one or more transactions at prices and in such a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, investors may be materially diluted. Concerns over the economic impact of rising inflation and interest rates, slower growth or recession, new or increased tariffs, decreased consumer confidence in the economy and armed hostilities, have caused extreme volatility in financial and capital markets, which has adversely impacted our stock price and may materially adversely affect our ability to access capital markets. Debt financing, if available, may involve restrictive covenants and could reduce, among other things, our operational flexibility. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. In addition, debt financings may be blocked by our senior lender that provides an asset-backed revolving credit facility to fund our inventory purchases in advance of customer sales. Our lender has, and any subsequent senior lender likely will have, the right to consent to any new debt financing. There can be no assurance that our lender will provide such consent. Our inability to raise capital when needed could prevent us from growing and have a material adverse effect on our business, financial condition, operating results and prospects.

We previously identified material weaknesses in our internal control over financial reporting that resulted in a restatement of our financial statements. Although these weaknesses have been remediated, if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

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

Our disclosure controls and procedures and internal controls over financial reporting have in the past been subject to deficiencies and material weaknesses, and we cannot assure you that additional material weaknesses will not arise in the future. As previously disclosed, we identified material weaknesses in our internal control over financial reporting, which resulted in the restatement of our financial statements as of and for the year ended January 29, 2023, and the unaudited condensed quarterly financial information for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022. Although the material weaknesses have been remediated, these remediation measures have been time consuming and costly and may continue to incur additional time and expense. Additionally, we previously identified in our Annual Report on Form 10-K for the year ended January 30, 2022 a material weakness in our internal control over financial reporting relating to ineffective information technology general controls, which has been remediated. If other material weaknesses or other deficiencies arise in the future or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, we may be unable to accurately report our future financial results, which could cause our future financial results to be materially misstated and require additional restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements. We may also have difficulty accessing capital on favorable terms, or at all, be subject to fines, penalties or judgments, and incur reputational harm which may materially and adversely affect our business, results of operations and financial condition. Additionally, investors may lose confidence in our financial reporting and our stock price may decline as a result.
Additionally, we have recently experienced high employee turnover in our accounting department which has results in significant time and expense relating to identifying, recruiting, hiring, relocating and integrating qualified individuals. High employee turnover of key personnel may deplete our institutional knowledge base, erode our competitiveness and impact our internal controls and our financial reporting. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our failure to maintain the adequacy and effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial and other reporting obligations.

We face risks related to the restatement of our previously issued financial statements and the material weaknesses in our internal control over financial reporting.

As previously disclosed, we reached a determination to restate our financial statements as of and for the year ended January 29, 2023, and the unaudited condensed quarterly financial information for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022. As a result, we have voluntarily self-reported to the SEC information concerning the internal investigation of these accounting matters. As a result of self-reporting, the Company is the subject of an ongoing, non-public investigation by the SEC. Although the Company is fully cooperating with the SEC in its investigation and continues to respond to requests in connection with this matter, the Company cannot predict when such matters will be completed or the outcome and potential impact. Additionally, we have incurred and expect to continue to incur significant professional fees and other costs in responding to the SEC investigation. Further, if the SEC were to conclude that enforcement action is appropriate, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, while we believe we have made appropriate judgments in determining the errors and correct adjustments in preparing our restated financial statements, the SEC may disagree with the manner in which we have accounted for and reported these adjustments. Accordingly, there is a risk that we may have to further restate our historical financial statements, amend prior filings with the SEC or take other actions not currently contemplated. We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

As a result of the restatements, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the restatement. Specifically, we are involved in and may in the future be subject to additional litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement. In particular, on December 19, 2023, a putative securities class action was filed against us and certain of our current and former officers in the United States District Court for the District of Connecticut captioned Gutknecht v. The Lovesac Company, No. 3:23-cv-1640 to recover damages allegedly caused by violations of federal securities law in connection with the restatements. Other potential plaintiffs may also file additional lawsuits in connection with the restatement. The outcome of any such litigation is uncertain. The defense or settlement of this litigation and any future additional litigation could be time-consuming and expensive, divert the attention of management away from our business, and, if any litigation is adversely resolved against us, could have a material adverse effect on our financial condition. Any additional regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.
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

In the ordinary course of business, we electronically collect, use and store confidential information, including proprietary business information belonging to us, our customers, suppliers, business partners and other third parties and personally identifiable information of our associates. We rely on information technology systems to protect this information and to keep financial records, process orders, manage inventory, coordinate shipments to customers, and operate other critical functions. There can be no assurance that the precautions of our partners, vendors, and other third parties on which we rely will be adequate to prevent significant damage, system failure or data loss. These precautions may change over time as laws and regulations regarding data privacy, security and protection of information change. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures and user errors. In addition, our remote hybrid working environment may exacerbate these and other operational risks. If we experience a disruption in our information technology systems, whether due to human error or misconduct, system errors or vulnerabilities in our or our third party service providers' products, systems or solutions, it could result in the loss of sales and customers and significant incremental costs, which could materially adversely affect our business.
We have been and may in the future be subject to security breaches caused by computer viruses and other malicious codes, malware, ransomware, phishing and other unauthorized access attempts, social engineering, denial-of-service attacks, illegal break-ins or hacking, sabotage, acts of vandalism by disgruntled associates or third parties, and other means of unauthorized access. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As artificial intelligence capabilities improve and are increasingly adopted, we may see cyber-attacks utilizing or exploiting artificial intelligence. Our information technology network and systems have been and, we believe, continue to be under constant attack. Accordingly, despite our security measures or those of our third-party service providers, a security breach may occur, including breaches that we may not be able to detect. A breach of our or our third party service providers' information technology systems that results in the unauthorized release of confidential information could adversely affect our reputation, leading to a loss of our existing customers and potential future customers, cause financial losses due to remedial actions or potential liability, including punitive damages and regulatory fines or penalties, and materially increase the costs we incur to protect against these risks, including costs associated with insurance coverage and potential remediation measures. In addition, we have a large remote workforce and have implemented security and other policies to govern this population of associates. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that a significant portion of our employees work remotely, and we cannot be certain that our mitigation efforts will be effective.
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

Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the United States Federal Trade Commission (FTC) and various state, local and foreign regulators, and agencies. Our agreements with certain customers and business partners may also subject us to certain requirements related to our processing of personal information, including obligations to use industry-standard or reasonable security measures to safeguard personal information. We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine always predict the impact of such future laws, regulations, and standards may have on our business. We expect that existing laws, regulations, and standards may even be interpreted differently or inconsistently relative to each other in the future.

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

Many investors, customers and other key stakeholders have increased their focus on ESG factors and corporate responsibility. As a result, there is a strong emphasis on ESG ratings and several third parties have created numerous standards by which they measure a company's corporate responsibility performance. In addition, these ESG standards may continue to change causing us to make substantial investments to satisfy them in order to meet the expectations of our investors, customers and other stakeholders. If we are unable to satisfy these ESG standards, our investors, customer and stakeholders may conclude that our policies and performance with respect to corporate responsibility are inadequate. Our inability to meet these standards may harm our brand and reputation, and our investments in ESG may impact our results of operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, we may lose current or future investors who may elect to invest with our competitors instead. In addition, we have and intend to continue to communicate our ESG goals and priorities. If we do not achieve these goals and priorities, or fail to meet the expectations of investors and other key stakeholders, our reputation and financial results could be materially and adversely affected.

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
We provide a lifetime warranty on the hard insert pieces of our Sactionals and the soft insert pieces of our Sacs and a limited warranty on our StealthTech components which, if deficient, could lead to warranty claims. The Company maintains a reserve for warranty claims. However, there can be no assurance that our reserve for warranty claims will be adequate or additional warranty reserves will not be required due to failures in the technology in our StealthTech components or reduced warranty reserves may be required. Material warranty claims could, among other things, harm our reputation and damage our brand, cause us to incur significant repair and/or replacement costs, and have a material adverse effect on our business, financial condition, operating results and prospects.
Government regulation of the Internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, consumer credit offerings, content protection, electronic contracts and communications (such as “do not call/mail” and text messaging requirements), consumer protection, use of artificial intelligence, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the Internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.
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
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events; and
•the societal and economic impact of macroeconomic factors, public health crises and international conflicts.
We are and may in the future be subject to securities litigation, which is expensive and could divert management attention.
We are involved in and may in the future be subject to litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements, market price volatility or other factors. In particular, on December 19, 2023, a putative securities class action was filed against us and certain of our current and former officers in the United States District Court for the District of Connecticut captioned Gutknecht v. The Lovesac Company, No. 3:23-cv-1640 to recover damages allegedly caused by violations of federal securities law in connection with the restatements. Other potential plaintiffs may also file additional lawsuits in connection with the restatement. The outcome of any such litigation is uncertain. Additionally, the market price of our common stock has been and may continue to be volatile. As a result, we may be the target of securities class action litigation in the future. The defense or settlement of this litigation and any future litigation could be time-consuming and expensive, divert the attention of management away from our business, and, if any litigation is adversely resolved against us, could have a material adverse effect on our financial condition. Any additional regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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
•require two-thirds of all directors who constitute the board of directors or holders at least a majority of the issued and outstanding shares our common stock to adopt, amend or repeal provisions of our Amended and Restated Bylaws;
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
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•restrict the forum for certain litigation against us to Delaware
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law ("DGCL"), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder.]

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Pursuant to our charter, our directors will not be liable to us or any stockholders for monetary damages for any breach of fiduciary duty, except (i) for acts that breach his or her duty of loyalty to us or our stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law; and (iii) as otherwise required pursuant to the DGCL. The amended and restated bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated bylaws designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and designates the federal district courts of the United States as the sole and exclusive forum for claims arising under the Securities Act, which, in each case could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers employees, agents or other stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on our behalf; (b) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee to us or our stockholders; (c) action asserting a claim arising under any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws; or (d) action asserting a claim governed by the internal affairs doctrine.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States.

To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our amended and restated bylaws. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions.

By agreeing to this provision, however, stockholders are not deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.
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

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause the price of our securities to decline.

From time to time, we release earnings guidance in our earnings conference calls, earnings releases, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the macroeconomic environment, including inflation and fluctuations in interest rates, which are inherently difficult to predict. We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our securities would decline. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our securities. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section, many of which are outside of our control, could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K . These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

The Company is committed to protecting its information system and data from cyber threats. As part of our ongoing efforts to enhance our cybersecurity posture, we conduct an annual review of our information technology control environment and engages third-party security experts to conduct risk and vulnerability assessments including penetration testing. We additionally utilize third party technical tools to control system access and filter, restrict and regulate content that may pose a material risk to the Company. Employees are required to use multi-factor authentication to access Company systems and undergo annual security training. Management is responsible for identifying, monitoring and mitigating the material risks facing the Company, including cybersecurity risks. Management provides regular reports to the Board at every meeting to review our top risks, identify trends and help manage risk.

Our cybersecurity risk management and strategy is overseen by our Chief Information Officer as well as other members of the senior leadership team at Lovesac. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents and report to the Board on any appropriate items. Our Chief Information Officer has over 35 years of experience managing information technology and cybersecurity matters and is responsible for assessing and managing these cybersecurity risks. Team members who support our information security program have relevant educational and industry experience.

Cybersecurity Governance

Cybersecurity is an important part of our risk management and an area of focus for our Board and management. Our Board of Directors is responsible for the oversight of risks from cybersecurity threats. The Board receives updates on a quarterly basis from senior management, including leaders from our Information Technology and Security, Risk Management. Finance, and Legal teams and our Chief Information Officer regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. The Audit Committee,of the Company’s Board of Directors oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Board of Directors, as a whole and at the Audit Committee level, oversee the most significant risks facing the Company and our processes to identify, prioritize, assess, manage and mitigate those risks.

The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risk. The Audit Committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in the Company’s disclosure controls and procedures.

Although the Company endeavors to mitigate cybersecurity risks, we face cybersecurity risks, threats and attacks that could have a material adverse effect on the Company’s business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Legal, Tax and Regulatory Risks.”

Item 2. Properties.
Our primary offices are located in Stamford, Connecticut, where we occupy 22,480 square feet of office space pursuant to a lease agreement that expires in November 2024, and in Saint George, Utah, where we occupy 10,696 square feet of office space pursuant to a lease agreement that expires September 2031. We also lease retail space for our showrooms, in 230 locations throughout the majority of the U.S. states including Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and the District of Columbia.

Item 3. Legal Proceedings.
See Note 7. Commitments, Contingencies and Related Parties to our financial statements within Part IV of this Annual Report on Form 10-K for a description of our legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on Nasdaq under the symbol “LOVE.”
Holders
As of April 8, 2024, there were 148 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.
Dividends
We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.
Lovesac Stock Performance Graph
The graph below shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 and the Russell 2000 from February 1, 2019 through February 4, 2024. The graph assumes a $100 investment in each of our common stock, the S&P 500 and the Russell 2000 on February 1, 2019. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Common Stock.

	February 1, 2019	February 2, 2020	January 31, 2021	January 30, 2022	January 29, 2023	February 4, 2024
The Lovesac Company common stock	100.00	47.81	238.16	212.89	109.39	96.97
Russell 2000	100.00	109.02	141.91	136.05	134.01	139.82
S&P 500	100.00	121.56	142.53	172.46	161.03	199.42
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

We operate on a 52- or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended February 4, 2024 consisted of 53 weeks. Fiscal year 2023 and 2022 each consisted of 52 weeks.
Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.
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
Other factors that could affect our results of operations in future periods include:
Macroeconomic Factors
There are a number of macroeconomic factors and uncertainties affecting the overall business environment and our business, including increased inflation, rising interest rates, housing market conditions, consumer debt and available credit, global conflicts and uncertainties in the global financial markets. These factors may have a negative impact on markets in which we operate, including the potential for an economic recession, a continued downturn in the housing market, and a reduction in consumer discretionary spending. We believe that these macroeconomic factors have contributed to the slowdown in demand that we have experienced in our business which may continue in future periods.
Seasonality in Quarterly Results
Our business is seasonal. As a result, our revenues fluctuate from quarter to quarter, which often affects the comparability of our results between periods. Working capital requirements are typically higher in the third fiscal quarter due to inventory built-up in advance of the holiday selling season. Net sales are historically higher in the fourth fiscal quarter due primarily to the impact of the holiday selling season. As such, results of a period shorter than a full year may not be indicative of results expected for the entire year.
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
Omni-channel Comparable Net Sales
Omni-channel comparable net sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior-period of equivalent length. Comparable net sales includes sales at all retail locations and online, open greater than 12 months (including remodels and relocations) and excludes closed stores. Comparable net sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP. In fiscal year 2024, we updated how we calculate comparable sales to better reflect our business, store growth and omni-channel sales approach.
New Customer
We define a customer as new when the customer has completed a transaction at Lovesac either at a showroom or internet channel only for the first time. In fiscal 2024, we updated how we calculate new and repeat customers to better reflect business across all of our channels as well as the purchase cycle of the categories in which we compete. Repeat customers accounted for approximately 43.6% of all transactions in fiscal 2024 compared to 41.3% in fiscal 2023. We expect a healthy mix between new and repeat customers in our transaction mix as we spend on acquiring new customers.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity based compensation, financing related expense; public company expenses; customer financing fees; and credit card transaction fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.
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

Basis of Presentation and Results of Operations
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the financial statements and related notes included in this report. The discussion in this Form 10-K generally focuses on fiscal 2024 compared to fiscal 2023. Our fiscal 2024 results contain an additional, non-comparable 53rd week when compared to fiscal 2023. A discussion of our results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2023 Annual Report on Form 10-K, as amended by Amendment No. 1 and Amendment No. 2 on Form 10-K/A filed on November 2, 2023 and November 30, 2023, respectively.

Results of Operations
The following table summarizes key components of our results of operations for fiscal 2024, 2023, and 2022:

	2024	2023	2022	2024	2023	2022
	(In thousands)			(Percentage of net sales)
Net sales
Showrooms	$437,394	$398,184	$298,989	62.5%	61.2%	60.0%
Internet	199,778	176,519	150,622	28.5%	27.1%	30.2%
Other	63,093	76,476	48,628	9.0%	11.7%	9.8%
Total net sales	700,265	651,179	498,239	100.0%	100.0%	100.0%
Cost of merchandise sold	299,222	307,528	224,707	42.7%	47.2%	45.1%
Gross profit	401,043	343,651	273,532	57.3%	52.8%	54.9%
Operating expenses:
Selling, general and administration expenses	264,314	215,979	160,017	37.7%	33.2%	32.1%
Advertising and marketing	94,050	79,864	65,078	13.4%	12.3%	13.1%
Depreciation and amortization	12,603	10,842	7,859	1.8%	1.7%	1.6%
Total operating expenses	370,967	306,685	232,954	52.9%	47.2%	46.8%
Operating income	30,076	36,966	40,578	4.4%	5.6%	8.1%
Interest income (expense), net	1,747	(117)	(179)	0.2%	—%	—%
Net income before taxes	31,823	36,849	40,399	4.6%	5.6%	8.1%
(Provision for) benefit from income taxes	(7,962)	(10,361)	7,089	(1.1)%	(1.6)%	1.4%
Net income	$23,861	$26,488	$47,488	3.5%	4.0%	9.5%
Other Operational Data
Our recent showroom growth is summarized in the following table:

Showroom Count:	February 4, 2024	January 29, 2023
Showrooms open at beginning of period	195	146
Showrooms opened	46	52
Showrooms closed	(11)	(3)
Showrooms open at end of period(1)	230	195
Showroom remodels	—	4
(1) Showrooms open at the end of the period include 6 kiosks and 2 mobile concierges as of fiscal 2024, and 13 kiosks and 2 mobile concierges as of fiscal 2023.

Fiscal 2024 Compared to Fiscal 2023

Net sales
Net sales increased $49.1 million, or 7.5%, in fiscal 2024 compared to the prior year period. The increase in overall net sales was driven by new showroom openings, partially offset by a decrease of 4.1% in omni-channel comparable net sales. New customers increased by 13.3% in fiscal 2024 as compared to 6.5% in the prior year period.
Showroom net sales increased $39.2 million, or 9.8% in fiscal 2024 compared to the prior year period.
Internet sales (sales made directly to customers through our ecommerce channel) increased $23.3 million, or 13.2%, in fiscal 2024 compared to the prior year period driven by strong promotional campaigns.
Other sales, which include pop-up-shop sales, shop-in-shop sales and barter inventory transactions, decreased $13.4 million, or 17.5% in fiscal 2024 compared to the prior year period. This decrease was principally due to the timing of inventory barter transactions coupled with lower productivity of our temporary online pop-up-shops on Costco.com, partially offset by an increase of 311 Costco in store pop-up-shops compared to the prior year period. We also opened 22 additional Best Buy shop-in-shop locations compared to the prior year period.
Gross profit
Gross profit increased $57.3 million, or 16.7%, in fiscal 2024 compared to the prior year period. Gross margin increased to 57.3% of net sales in fiscal 2024 from 52.8% of net sales in the prior year period. The increase in gross margin percentage of 450 basis points was primarily driven by a decrease of approximately 550 basis points in total distribution and related tariff expenses, partially offset by a decrease of 100 basis points in product margin driven by higher promotional discounting. The decrease in total distribution and related tariff expenses over prior year is principally related to the positive impact of 670 basis points decrease in inbound transportation costs partially offset by 120 basis points in higher outbound transportation and warehousing costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $48.3 million, or 22.4%, in fiscal 2024 compared to the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in employment costs, overhead expenses, selling related expenses and rent. Employment costs increased by $21.3 million driven by an increase in new hires. Overhead expenses increased $18.6 million mainly consisting of an increase of $13.2 million in investments in the business to support current and future growth and $11.7 million in professional fees primarily related to the restatement of previously issued financial statements, partially offset by a $6.3 million decrease in equity-based compensation. Selling related expenses increased $6.0 million principally due to credit card fees related to the increase in net sales and an increase in credit card rates. Rent increased by $2.4 million related to a $6.1 million increase in rent expense from our net addition of 35 showrooms partially offset by a $3.7 million reduction in percentage rent. Selling, general and administrative expenses were 37.7% of net sales in fiscal 2024, an increase of 450 basis points as compared to 33.2% of net sales in the prior year period.
Advertising and marketing expenses
Advertising and marketing expenses increased $14.2 million, or 17.8%, in fiscal 2024 compared to the prior year period. The increase in advertising and marketing costs relates to ongoing investments in marketing spends to support our net sales growth. Advertising and marketing expenses were 13.4% and 12.3% of net sales in fiscal 2024 and 2023, respectively.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $1.8 million, or 16.2%, in fiscal 2024 compared to the prior year period. The increase in depreciation and amortization expense is principally related to capital investments for new showrooms in fiscal 2024.
Interest income (expense), net
Interest income was $1.7 million in fiscal 2024 compared to interest expense of $0.1 million in fiscal 2023. Interest income earned on the Company’s cash and cash equivalents balances was favorable from higher interest rates compared to the prior year period.

Provision for income taxes
Income tax expense was $8.0 million in fiscal 2024 compared to $10.4 million in fiscal 2023. The change in provision is primarily driven by lower net income before taxes, partially offset by a decrease in the effective tax rate.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. At February 4, 2024, we had $87.0 million in cash and cash equivalents. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, other current liabilities and customer deposits. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Capital expenditures during fiscal 2025 are projected to be in the range of $22.0 million to $30.0 million. Capital expenditures were $29.2 million in fiscal 2024.
Leases
The majority of our operating leases relate to company showrooms. We also lease our corporate facilities. At February 4, 2024, we had aggregate lease obligations of $214.5 million, with $17.6 million payable within 12 months. See Note 6, “Leases” of the Notes to Financial Statements for further discussion of our operating leases.
Cash Flow Analysis
The following table summarizes operating, investing, and financing activities for fiscal 2024, 2023, and 2022:

in thousands	2024	2023	2022
Net cash provided by (used in) operating activities	$76,441	$(21,375)	$32,648
Net cash used in investing activities	(29,211)	(25,549)	(15,118)
Net cash used in financing activities	(3,727)	(1,935)	(3,479)
Net change in cash and cash equivalents	43,503	(48,859)	14,051
Cash and cash equivalents at end of period	$87,036	$43,533	$92,392
Net cash provided by (used in) operating activities
Net cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, amortization, loss on disposal of property and equipment, impairment of property and equipment, equity based compensation, non-cash operating lease cost, and deferred income taxes, and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $76.4 million in fiscal 2024, an increase from net cash used in operating activities of $21.4 million in the prior year period, primarily driven by changes in working capital related to inventory management actions, timing of payments to vendors, and a decrease in income tax payments.

Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings, the remodeling of existing showrooms, and the acquisition of intangible assets.
Net cash used in investing activities was $29.2 million in fiscal 2024, an increase from $25.5 million in the prior year period, primarily resulting from increased capital expenditures related to new showrooms.
Net cash used in financing activities
Financing activities consists of taxes paid for the net settlement of equity awards and payment of deferred financing costs.
Net cash used in financing activities was $3.7 million in fiscal 2024, an increase from $1.9 million in the prior year period, primarily resulting from an increase in taxes paid for the net settlement of equity awards.
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
On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged. For additional information regarding our line of credit with Wells Fargo Bank, see Note 8. Financing Arrangements in the Notes to the Financial Statements included in Part IV of this report. As of February 4, 2024 and January 29, 2023, the Company’s borrowing availability under the line of credit was $36.0 million, and there were no outstanding borrowings under our credit facility.
Critical Accounting Policies and Estimates
The management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with U.S. GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and requires us to make significant estimates and assumptions. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions and conditions. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, and other various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. We continue to monitor the effects of global macroeconomic and geopolitical uncertainty,general market, political and economic conditions.

All of our significant accounting policies are outlined in Note 1. Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to the Financial Statements included in Part IV of this report. There have been no material changes to the significant accounting policies during fiscal 2024.
Barter Arrangements
The Company has a bartering arrangement with a third-party vendor, whereby the Company will provide inventory in exchange for media credits. Barter sales transaction with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up in our warehouse. Fair value is estimated using various considerations, including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on forecasted media spend subject to media credits under the barter arrangement. Projecting marketing spend requires estimating such factors as sales growth, inflation, overall economics of the retail industry, and changes in marketing trends, and are therefore subject to variability and difficult to predict, among other things. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. For fiscal 2024, 2023, and 2022, the Company recognized $12.3 million, $21.3 million, and $3.5 million, respectively, of barter sales in exchange for media credits. The Company had $32.8 million and $25.2 million of unused media credits as of February 4, 2024, and January 29, 2023, respectively, and did not recognize any impairment.
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
In fiscal 2024 and 2023, we did not recognize any impairment charges associated with showroom-level right-of-use assets. During fiscal 2022, we recorded impairment charges of $0.6 million associated with the assets of an underperforming retail location in selling, general and administrative expenses in our Statements of Operations.
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
Operating Leases
The Company determines if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to company showrooms. We also lease our corporate facilities. These operating leases expire at various dates through fiscal 2035. Showroom leases may include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
Recent Accounting Pronouncements
See Note 1. Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to the Financial Statements included in Part IV of this report for a discussion of recently issued and adopted accounting standards.
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
Inflation
In fiscal 2024, we saw inflationary pressures across various parts of our business and operations, including, but not limited to, wholesale cost inflation and rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 8. Financial Statements and Supplementary Data.
The Company’s financial statements are contained in the pages beginning on F-1, which appear at the end of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual

Report. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of February 4, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 4, 2024. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of February 4, 2024. The effectiveness of our internal control over financial reporting as of February 4, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, included within this Item 9A of this Annual Report on Form 10-K.
Remediation of Previously Identified Material Weaknesses
As previously disclosed in Part II, "Item 9A - Controls and Procedures" of our fiscal 2023 Annual Report on Form 10-K, as amended by Amendment No. 1 and Amendment No. 2 on Form 10-K/A filed on November 2, 2023 and November 30, 2023, respectively (the "2023 Form 10-K/A"), we identified material weaknesses in our internal control over financial reporting relating to an ineffective control environment. The Company lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and did not maintain appropriate oversight and monitoring activities over accounting processes related to certain accruals and estimates.

During the year ended February 4, 2024, we undertook a series of activities to remediate the material weakness, with the following actions designed to improve the financial reporting control environment and control activities:

•Enhanced the accounting and financial reporting functions with additional experienced hires with public company experience to expand the knowledge of GAAP and SEC accounting rules and regulations. This included a new Executive Vice President and Chief Financial Officer. The Company updated its accounting and financial reporting structure, establishing clear lines of authority and communication protocols, and has made changes to align the skills and competencies of accounting and financial reporting personnel to be commensurate with their roles and responsibilities. The Company also provided relevant training on internal controls over financial reporting to control owners and control preparers.

•Developed and maintained appropriate oversight and monitoring activities over accounting processes that resulted in adding and revising control activities. The Company added layers of review in accounting processes and increased the use of workflow automation, both of which reduce the reliance on manual processes and risk of errors. Changes at the control activity level specifically addressed enhancements to our policy on recording manual journal entries, including clarification of review and approval of authorization matrices, as well as enhancing, designing and implementing controls over the transportation accrual and estimation process.

The enhanced control activities have operated for a sufficient period of time in order for us to conclude, through testing, that the controls are designed and are operating effectively. As such, we concluded that the previously reported material weaknesses have been remediated as of February 4, 2024.

Changes in our Internal Control over Financial Reporting
Other than as described above in connection with the remediation to the material weakness, there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year ended February 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Lovesac Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Lovesac Company (the “Company”) as of February 4, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 4, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended February 4, 2024, of the Company and our report dated April 11, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Stamford, Connecticut
April 11, 2024

Item 9B. Other Information.
Trading Arrangements
On December 12, 2023, Shawn D. Nelson, CEO, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 42,000 shares of the Company’s common stock. Mr. Nelson's plan will expire on December 11, 2024, subject to early termination for certain specified events set forth in the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The following is a list of the names, ages and backgrounds of our current executive officers as of April 11, 2024:

Name	Age	Present Position	Business Experience
Shawn Nelson	47	Chief Executive Officer and Director	Shawn Nelson founded Lovesac in 1998 and is currently serving as Chief Executive Officer of the Company and as a member of the Board of Directors. Mr. Nelson is the lead designer of the Company's patented products and leads sourcing, creative, design, public relations, investor relations and culture. In 2005, Mr. Nelson won Richard Branson's "The Rebel Billionaire" on Fox and continues to participate in ongoing TV appearances. Mr. Nelson has a Master's Degree in Strategic Design and Management and is a former graduate-level instructor at Parsons, The New School for Design in New York City. Mr. Nelson is also fluent in Mandarin.
Mary Fox	51	President and Chief Operating Officer	Mary Fox is the President and Chief Operating Officer of Lovesac since November 2021. Previously, she served as General Manager for North America Consumer Products at BIC from 2018 to November 2021. Prior to joining BIC, she spent six years at L’Oréal in various roles within Ecommerce, New Business Development, and Business Transformation in the United States. Before L’Oréal, Ms. Fox held several senior leadership positions at Walmart in both the United States and International divisions. During her time as SVP Global Sourcing at Walmart, Ms. Fox co-founded the Sustainable Apparel Coalition in 2009 with Patagonia, which is now the leading global apparel, footwear, and textile coalition focused on sustainable production. Since 2023, Ms. Fox is a director of AF Ventures, a venture capital fund investing in high growth consumer products. She also served as a director of AF Acquisition Corp., a special purpose acquisition company targeting the better-for-you food and beverage, health and wellness, beauty, personal care and pet industries, from 2021 to 2023. She also served on the Board of Directors of The Lovesac Company from February 2020 to November 2021. Ms. Fox graduated from Coventry University in the United Kingdom and holds a degree in manufacturing engineering and business studies.
Keith Siegner	49	Executive Vice President and Chief Financial Officer
Keith Siegner is Executive Vice President and Chief Financial Officer of The Lovesac Company. From April 2021 to February 2023, he served as Chief Financial Officer of Vindex, LLC, a leading global esports technology and infrastructure company that was sold to Savvy Games Group in February 2023. In this role, Keith led global finance operations for Vindex and its subsidiaries, which included Esports Engine, Vindex Intelligence and Belong Gaming Arenas. Prior to joining Vindex he served as the Vice President, Investor Relations, Mergers & Acquisitions, and Treasurer at Yum! Brands (NYSE: YUM), which included leading the capital markets, global cash management, and risk finance teams, as well as several years in corporate strategy. Before YUM, Keith was a senior banking executive in equity research for over 15 years at UBS Securities, where he was Executive Director, and at Credit Suisse before that. He began his career at Arthur Andersen in the International Tax Consulting Division. Keith received Bachelor’s and Master’s accounting degrees from Wake Forest University, and is a Certified Financial Analyst Charterholder and a Certified Public Accountant (inactive).

We will file with the SEC a definitive proxy statement (the “2024 Proxy Statement”) pursuant to Regulation 14A for our 2024 annual meeting of stockholders within 120 days of the fiscal year ended February 4, 2024. The additional information required by this Item will appear in the 2024 Proxy Statement and is incorporated by reference herein.
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
Item 11. Executive Compensation.
The information required by this Item will appear in the 2024 Proxy Statement and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of February 4, 2024, about the securities which are either already issued, or authorized for future issuance, under our Second Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”).

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(2)(3)	1,567,306	$38.10	996,749
Equity compensation plans not approved by shareholders	—	—	—
Total	1,567,306	$38.10	996,749
(1)The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units or performance units, which have no exercise price.
(2)Calculations based on 2017 Equity Plan.
(3)Awards of equity are made pursuant to our 2017 Equity Plan which was approved by our Board of Directors and our stockholders on August 26, 2017. In fiscal 2019, the 2017 Equity Plan was amended to increase the shares of our common stock authorized and reserved for issuance to 615,066 shares. In fiscal 2020, the 2017 Equity Plan was amended and restated to, among other things, increase the shares of our common stock authorized and reserved for issuance to 1,414,889 shares. In fiscal 2021, the 2017 Equity Plan was amended and restated to increase the shares of our common stock authorized and reserved for issuance by 690,000 shares. In fiscal 2023, the 2017 Equity Plan was amended and restated to, among other things, increase the shares of our common stock authorized and reserved for issuance by 550,000 shares. In fiscal 2024, the 2017 Equity Plan was amended and restated to increase the shares of our common stock authorized and reserved for issuance by 225,000 shares, which increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan to 2,879,889 shares of common stock.
The remaining information required by this Item will appear in the 2024 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will appear in the 2024 Proxy Statement and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will appear in the 2024 Proxy Statement and is incorporated by reference herein.

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
3. Exhibits
See the Exhibit Index.
Item 16. Form 10-K Summary.
Optional disclosure not included in this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
2.1	Assignment and Assumption Agreement	S-1	2.1	4/20/2018
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	6/7/2021
3.2	Amended and Restated Bylaws	8-K	3.2	12/1/2023
4.5	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act of 1934	Filed herewith.
10.1†	Wells Fargo Credit Agreement	S-1	10.1	4/20/2018
10.2†	Amendment No. 6 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	10-K	10.2	3/30/2022
10.3±	Second Amended and Restated 2017 Equity Incentive Plan	10-Q	10.1	6/8/2022
10.4±	Amendment No. 1 to Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	6/2/2023
10.5±	Form of Restricted Stock Units Agreement	S-1/A	10.3	5/23/2018
10.6	Amended and Restated Registration Rights Agreement	S-1	10.5	4/20/2018
10.7±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Shawn Nelson	S-1	10.6	4/20/2018
10.8±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Jack Krause	S-1	10.7	4/20/2018
10.9±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Donna Dellomo	S-1	10.8	4/20/2018
10.10±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Shawn Nelson	10-K	10.8	4/14/2021
10.11±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Jack Krause	10-K	10.9	4/14/2021
10.12±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Donna Dellomo	10-K	10.1	4/14/2021
10.13±	Second Amendment to Employment Agreement dated November 9, 2021, by and between The Lovesac Company and Jack A. Krause	8-K	10.2	11/12/2021
10.14±	Employment Agreement between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.1	11/12/2021
10.15±	Second Amendment to Employment Agreement dated March 24, 2022, by and between The Lovesac Company and Shawn Nelson	10-K	10.14	3/30/2022
10.16±	Second Amendment to Employment Agreement dated March 24, 2022, by and between The Lovesac Company and Donna Dellomo	10-K	10.15	3/30/2022
10.17±	Amended and Restated Employment Agreement dated March 23, 2023, by and between The Lovesac Company and Shawn Nelson	10-K	10.16	3/29/2023
10.18±	Offer Letter between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.3	11/12/2021
10.19±	Mary Fox Resignation Letter from Board of Directors, dated November 9, 2021	8-K	10.4	11/12/2021

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.20±	Form of Stock Option Award Agreement	10-K	10.11	4/14/2021
10.21±	The Lovesac Company Annual Incentive Compensation Plan	10-Q	10.1	12/9/2021
10.22±	The Lovesac Company Director Compensation Policy	10-K	10.21	3/29/2023
10.23†	Amendment No. 7 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	10-K	10.22	3/29/2023
10.24±	Employment Agreement between the Company and Keith Siegner, dated June 1, 2023	Filed herewith.
10.25±	Offer Letter between the Company and Keith Siegner, dated May 12, 2023	Filed herewith.
10.26±	Senior Strategic Advisor Agreement between the Company and Donna Dellomo, dated June 30, 2023	10-Q	10.4	11/03/2023
10.27	Retailer Program Agreement between Synchrony Bank (formerly GE Capital Retail Bank) and the Company (formerly SAC Acquisition LLC), dated April 1, 2013	Filed herewith.
10.28	First Amendment to Retailer Program Agreement between Synchrony Bank (formerly GE Capital Retail Bank) and the Company (formerly SAC Acquisition LLC), dated September 1, 2014	Filed herewith.
10.29	Second Amendment to Retailer Program Agreement between Synchrony Bank (formerly SAC Acquisition LLC), dated May 11, 2018, and effective as of January 1, 2018	Filed herewith.
10.30	Third Amendment to Retailer Program Agreement between Synchrony Bank and the Company (formerly SAC Acquisition LLC), dated March 24, 2023, and effective as of January 1, 2023	Filed herewith.
21.1	List of Subsidiaries	10-K	21.1	4/14/2021
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
23.2	Consent of Marcum LLP	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
97.1*	The Lovesac Dodd-Frank Clawback Policy	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: April 11, 2024		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: April 11, 2024		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shawn Nelson and Keith Siegner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shawn Nelson	April 11, 2024
Shawn Nelson
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Keith Siegner	April 11, 2024
Keith Siegner
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Heyer	April 11, 2024
Andrew Heyer
Chairman and Director

/s/ Walter McLallen	April 11, 2024
Walter McLallen
Director

/s/ Sharon M. Leite	April 11, 2024
Sharon M. Leite
Director

/s/ Shirley Romig	April 11, 2024
Shirley Romig
Director

/s/ John Grafer	April 11, 2024
John Grafer
Director

/s/ Jack Krause	April 11, 2024
Jack Krause
Director

/s/ Vineet Mehra	April 11, 2024
Vineet Mehra
Director

THE LOVESAC COMPANY
FINANCIAL STATEMENTS
AS OF FEBRUARY 4, 2024 AND JANUARY 29, 2023 AND FOR THE YEARS ENDED FEBRUARY 4, 2024, JANUARY 29, 2023, AND JANUARY 30, 2022

THE LOVESAC COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of The Lovesac Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of The Lovesac Company (the "Company") as of February 4, 2024 and January 29, 2023, the related statements of operations, changes in stockholders' equity, and cash flows, for each of the two years in the period ended February 4, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 4, 2024 and January 29, 2023, and the results of its operations and its cash flows for each of the two years in the period ended February 4, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 4, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Barter Arrangements — Refer to Note 1 to the financial statements

Critical Audit Matter Description
The Company has a bartering arrangement with a third-party vendor, in which the Company repurposes returned open-box inventory in exchange for media credits. Barter sale transactions with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up from the Company’s warehouse. Fair value is estimated using various considerations including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on a forecasted media spend subject to media credits under the barter arrangement. For the year ended February 4, 2024, the Company recognized $12.3 million of barter sales in exchange for media credits. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. As of February 4, 2024, the Company had $32.8 million of unused media credits and did not recognize any impairment.
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
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to barter arrangement included the following, among others:

◦We tested the effectiveness of controls over the determination of the transaction price.
◦We read the underlying barter transaction agreements.
◦For a sample of barter sale transactions, we tested that the sale occurred and the estimated fair value of the sale transaction price, as follows:
•Obtained shipping documents that evidenced the transfer of control of the related inventory.
•Compared management’s estimate of advertising costs to the actual advertising costs incurred for selected promotional campaigns subject to the barter arrangement from the third-party vendor.
•Compared the transaction price of the inventory sold through the bartering agreement to the transaction price of like inventory sold to other third-party customers.
•Tested the underlying assumptions to management’s analysis to determine their ability to utilize media credits by 1) making inquiries of management related to their projected advertising and media spend, 2) performing a lookback analysis of total marketing spend and specific marketing spend with the third-party vendor, and 3) comparing the forecasts to the amounts included in the overall business forecast as communicated to the Board of Directors.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
April 11, 2024

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

We have served as the Company’s auditor from 2017-2022

/s/ Marcum LLP
Hartford, CT
March 30, 2022, except for Note 2 and the revised disclosures in Notes 5, 6, 7 and 8, for which the date is November 2, 2023.

THE LOVESAC COMPANY
BALANCE SHEETS

(amounts in thousands, except share and per share amounts)	February 4, 2024	January 29, 2023
Assets
Current Assets
Cash and cash equivalents	$87,036	$43,533
Trade accounts receivable, net	13,463	9,103
Merchandise inventories, net	98,440	119,627
Prepaid expenses	11,664	10,379
Other current assets	3,845	5,073
Total Current Assets	214,448	187,715
Property and equipment, net	70,807	52,904
Operating lease right-of-use assets	155,856	135,411
Goodwill	144	144
Intangible assets, net	1,457	1,411
Deferred tax asset	10,803	8,677
Other assets	28,665	22,364
Total Assets	$482,180	$408,626
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$28,821	$24,576
Accrued expenses	38,622	25,417
Payroll payable	6,998	6,783
Customer deposits	8,257	6,760
Current operating lease liabilities	17,628	13,075
Sales taxes payable	6,030	5,430
Total Current Liabilities	106,356	82,041
Operating lease liabilities, long-term	157,876	133,491
Income tax payable, long-term	452	—
Line of credit	—	—
Total Liabilities	$264,684	$215,532
Commitments and Contingencies (See Note 7)
Stockholders’ Equity
Preferred stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of February 4, 2024 and January 29, 2023.	—	—
Common stock $0.00001 par value, 40,000,000 shares authorized, 15,489,364 shares issued and outstanding as of February 4, 2024 and 15,195,698 shares issued and outstanding as of January 29, 2023.	—	—
Additional paid-in capital	183,095	182,554
Accumulated earnings	34,401	10,540
Stockholders’ Equity	217,496	193,094
Total Liabilities and Stockholders’ Equity	$482,180	$408,626
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 4, 2024, JANUARY 29, 2023, AND JANUARY 30, 2022

(amounts in thousands, except per share data and share amounts)	2024	2023	2022
Net sales	$700,265	$651,179	$498,239
Cost of merchandise sold	299,222	307,528	224,707
Gross profit	401,043	343,651	273,532
Operating expenses:
Selling, general and administration expenses	264,314	215,979	160,017
Advertising and marketing	94,050	79,864	65,078
Depreciation and amortization	12,603	10,842	7,859
Total operating expenses	370,967	306,685	232,954
Operating income	30,076	36,966	40,578
Interest income (expense), net	1,747	(117)	(179)
Net income before taxes	31,823	36,849	40,399
(Provision for) benefit from income taxes	(7,962)	(10,361)	7,089
Net income	$23,861	$26,488	$47,488

Net income per common share:
Basic	$1.55	$1.74	$3.14
Diluted	$1.45	$1.66	$2.96

Weighted average shares outstanding:
Basic	15,427,975	15,198,754	15,107,958
Diluted	16,460,383	15,955,668	16,058,111
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 4, 2024, JANUARY 29, 2023, AND JANUARY 30, 2022

	Common		Additional Paid-in Capital	Accumulated (Deficit) Earnings	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - January 31, 2021	15,011,556	$—	$171,382	$(63,436)	$107,946
Net income	—	—	—	47,488	47,488
Equity-based compensation	—	—	5,859	—	5,859
Vested restricted stock units	100,826	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,583)	—	(3,583)
Exercise of warrants	10,956	—	104	—	104
Balance - January 30, 2022	15,123,338	$—	$173,762	$(15,948)	$157,814
Net income	—	—	—	26,488	26,488
Equity-based compensation	—	—	10,450	—	10,450
Vested restricted stock units	72,360	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(1,658)	—	(1,658)
Balance - January 29, 2023	15,195,698	$—	$182,554	$10,540	$193,094
Net income	—	—	—	23,861	23,861
Equity-based compensation	—	—	4,216	—	4,216
Vested restricted stock units	219,074	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,675)	—	(3,675)
Exercise of warrants	74,592	—	—	—	—
Balance - February 4, 2024	15,489,364	$—	$183,095	$34,401	$217,496
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 4, 2024, JANUARY 29, 2023, AND JANUARY 30, 2022

(amounts in thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$23,861	$26,488	$47,488
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	12,174	10,454	7,154
Amortization of other intangible assets	429	388	705
Amortization of deferred financing fees	159	164	91
Net loss on disposal of property and equipment	235	45	464
Gain on lease termination	(131)	—	—
Impairment of long-lived assets	—	—	554
Equity based compensation	4,216	10,450	5,859
Non-cash lease expense	22,631	19,265	14,953
Deferred income taxes	(2,126)	1,044	(9,721)
Gain on recovery of insurance proceeds - lost profit margin	—	—	(632)
Change in operating assets and liabilities:
Trade accounts receivable	(4,360)	(555)	(4,034)
Merchandise inventories	21,187	(11,135)	(56,819)
Prepaid expenses and other current assets	(164)	3,087	968
Other assets	(6,301)	(20,913)	(1,047)
Accounts payable and accrued expenses	16,689	(31,338)	38,187
Operating lease liabilities	(14,007)	(22,263)	(18,845)
Customer deposits	1,497	(6,556)	7,323
Other liabilities	452	—	—
Net cash provided by (used in) operating activities	76,441	(21,375)	32,648
Cash Flows from Investing Activities
Purchase of property and equipment	(28,736)	(25,242)	(14,615)
Payments for patents and trademarks	(475)	(307)	(503)
Net cash used in investing activities	(29,211)	(25,549)	(15,118)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(3,675)	(1,658)	(3,583)
Proceeds from the line of credit	255	—	—
Payments on the line of credit	(255)	—	—
Payment of deferred financing costs	(52)	(277)	—
Proceeds from the exercise of warrants	—	—	104
Net cash used in financing activities	(3,727)	(1,935)	(3,479)
Net change in cash and cash equivalents	43,503	(48,859)	14,051
Cash and cash equivalents - Beginning	43,533	92,392	78,341
Cash and cash equivalents - Ending	$87,036	$43,533	$92,392
Supplemental Cash Flow Data:
Cash paid for taxes	$1,810	$10,670	$1,121
Cash paid for interest	$146	$192	$95
Non-cash investing activities:
Asset acquisitions not yet paid for at period end	$1,576	$4,103	$1,370
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations
The Lovesac Company (the “Company”, “we”, “us” or “our”) is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online sales directly at www.lovesac.com, supported by direct-to-consumer touch points in the form of our own showrooms, which include our newly created mobile concierge and kiosks, as well as through shop-in-shops and online pop-up-shops with third party retailers. As of February 4, 2024, the Company operated 230 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.

Basis of Presentation
The financial statements of the Company as of February 4, 2024 and January 29, 2023 and for the years ended February 4, 2024, January 29, 2023 and January 30, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Fiscal Year
The Company’s fiscal year is determined on a 52/53 week basis ending on the Sunday closest to February 1. Hereinafter, fiscal years ended February 4, 2024, January 29, 2023 and January 30, 2022 are referred to as fiscal 2024, 2023 and 2022, respectively. Fiscal 2024 was a 53-week fiscal year, and 2023 and 2022 were 52-week fiscal years.

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

Revenue Recognition
The Company's revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.

Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $133.2 million, $159.7 million and $112.7 million in fiscal 2024, 2023 and 2022, respectively.

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the statement of operations and an increase in inventory and customers returns liability on the balance sheet. As of February 4, 2024 and January 29, 2023, there was a returns allowance recorded on the balance sheet in the amount of $5.6 million and $4.5 million, respectively, which was included in accrued expenses, and sales returns of $1.3 million and $1.0 million, respectively, included in merchandise inventories.

In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company's balance sheet. As of February 4, 2024, and January 29, 2023, the Company recorded customer deposit liabilities in the amount of $8.3 million and $6.8 million, respectively. During fiscal 2024, 2023 and 2022, the Company recognized $6.8 million, $13.3 million and $6.0 million, respectively, related to customer deposits from fiscal 2023, 2022 and 2021, respectively.

The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms, which include mobile concierge and kiosks, and through the internet. The Other channel predominantly represents net sales through the use of online and in-store pop-up shops, shop-in-shops, and barter inventory transactions. In-store pop-up-shops and shop-in-shops are staffed with associates trained to demonstrate and sell our product. The following represents net sales disaggregated by channel:

(in thousands)	2024	2023	2022
Showrooms	$437,394	$398,184	$298,989
Internet	199,778	176,519	150,622
Other	63,093	76,476	48,628
Total net sales	$700,265	$651,179	$498,239

The Company has no foreign operations and its net sales to foreign countries was less than 0.01% of total net sales in fiscal 2024, 2023, and 2022.

The Company had no customers that comprise more than 10% of total net sales in fiscal 2024, 2023, or 2022. See Note 10. Segment Information for net sales disaggregated by product.

Barter Arrangements
The Company has a bartering arrangement with a third-party vendor. The Company repurposes returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. Barter transactions with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up in our warehouse. Fair value is estimated using various considerations, including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on forecasted media spend subject to media credits under the barter arrangement. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. As the barter credits are expected to be utilized at various dates through their expiration dates, the Company will classify the amount expected to be utilized in the next fiscal year as current, which is included in Prepaid expenses, with the remaining balance included as part of Other assets on the balance sheet.

For fiscal 2024, 2023, and 2022, the Company recognized $12.3 million, $21.3 million, and $3.5 million, respectively, of barter sales in exchange for media credits. As of February 4, 2024, and January 29, 2023, the Company had $5.1 million and $3.8 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $27.7 million and $21.4 million, respectively, classified as non-current. The credits expire January 1, 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment for fiscal 2024, 2023, and 2022. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.

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

Trade Accounts Receivable, net
Trade accounts receivable are stated at their estimated realizable amount and do not bear interest for which collectability is reasonably assured. Management determines the allowance for doubtful accounts by regularly evaluating individual customer accounts, considering the customer’s financial condition, and credit history, and general and industry current economic conditions. Trade accounts receivables are evaluated for collectability on a regular basis and an allowance is recorded, if necessary. Recoveries of amounts previously written off are recorded when received. Historically, collection losses have been immaterial as a significant portion of the Company’s receivables are related to individual credit card transactions and two wholesale customers. The Company recognized $1.0 million related to bad debt write-offs for fiscal 2024, and recognized $0.4 million for fiscal 2023 and 2022, respectively.

Breakdown of trade accounts receivable is as follows:

(in thousands)	February 4, 2024	January 29, 2023
Credit card receivables	$10,963	$4,703
Wholesale receivables	2,500	4,400
Total trade accounts receivable, net	$13,463	$9,103

The Company had two wholesale customers that comprised 100% of wholesale receivables at February 4, 2024 and January 29, 2023, respectively.

Prepaid Expenses
The Company recognizes payments made for goods and services to be received in the near future as prepaid expenses. Prepaid expenses consist primarily of barter credits and payments related to income taxes, insurance, rent, credit card fees, marketing, software licenses, and other costs.

Other Current Assets
Other current assets consist primarily of rebate receivables, deposits, and other receivables.

Private Label Credit Card
The Company has an agreement with Synchrony Bank (formerly GE Capital Retail Bank) (“Issuer”) to provide clients with private label credit cards (the “Retailer Program Agreement”) which was amended on March 24, 2023 to extend the term of the agreement through March 31, 2026. Each private label credit card bears The Lovesac Company brand logo and can only be used at the Company’s Showroom locations or website. The Issuer is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and fraudulent charges with specific requirements.
During the term of the Retailer Program Agreement, the Company receives a percentage of private label credit card sales from the Issuer and is also eligible to receive incentive payments for the achievement of certain targets. These funds are recorded within net revenue in the statements of operation. The Company also receives reimbursement funds from the Issuer for certain expenses the Company incurs. These reimbursement funds are used by the Company to fund marketing and other programs associated with the private label credit card and are recorded within net revenue in the statements of operation.

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

Gift Certificates and Merchandise Credits
The Company sells gift certificates and issues merchandise credits to its customers in the showrooms and through its website. Revenue associated with gift certificates and merchandise credits is deferred until redemption of the gift certificate and merchandise credits. The Company did not recognize any breakage revenue in fiscal 2024, 2023 or 2022 as the Company continues to honor all outstanding gift certificates.

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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identified net assets of each business acquired. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying amounts may be impaired. The Company did not recognize any goodwill impairment charges during fiscal 2024, 2023, or 2022.

Intangible Assets, net
Intangible assets with finite useful lives, including patents, trademarks, and other intangible assets are being amortized on a straight-line basis over their estimated lives of 10 years, 3 years, and 5 years, respectively. Intangible assets with finite useful lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset might not be recovered. There were no impairments during fiscal 2024, 2023, or 2022.
Intangible assets, net as of February 4, 2024 and January 29, 2023 consists of (in thousands):

	February 4, 2024				January 29, 2023
	Weighted-Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	7.5	$3,493	$(2,140)	$1,353	7.6	$3,091	$(1,864)	$1,227
Trademarks	2.0	1,595	(1,491)	104	2.2	1,522	(1,338)	184
Other intangibles	0.0	840	(840)	—	0.0	840	(840)	—
Total		$5,928	$(4,471)	$1,457		$5,453	$(4,042)	$1,411
Amortization expense was $0.4 million, $0.4 million, and $0.7 million in fiscal 2024, 2023, and 2022, respectively.
The following table presents the future expected amortization expense as of February 4, 2024 (in thousands):

2025	$375
2026	307
2027	208
2028	198
2029	148
After	221
$1,457

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

In fiscal 2024 and 2023, the Company did not recognize any impairment charges associated with showroom-level right of use lease assets. During fiscal 2022, the Company recorded impairment charges of $0.6 million, associated with the assets of underperforming retail locations. The impairments were recorded in selling, general and administrative in the Company’s Statements of Operations.

Product Warranty
Depending on the type of merchandise, the Company offers either a three-year limited warranty or a lifetime warranty. The Company’s warranties require it to repair or replace defective products at no cost to the customer. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The Company periodically reviews the adequacy of its recorded warranty liability. Product warranty expense, without any reserve adjustments, was approximately $2.0 million, $0.7 million, and $0.5 million in fiscal 2024, 2023, and 2022. The increase in fiscal 2024 is related to an increase in warranty claims related to an increase in net sales. Warranty reserve was $1.4 million and $0.7 million as of February 4, 2024 and January 29, 2023, respectively.

Leases
The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through January 2035. Leases with an initial term of twelve months or less are not recorded on the balance sheet and are expensed on a straight-line basis over the lease term in the Statements of Operations.

The Company determines if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Operating right-of-use assets represents the right to use an underlying asset pursuant to the lease for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease, both of which are recognized based on the present value of future minimum lease payments over the lease term at the commencement date. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. We combine lease and non-lease components for our showroom real estate leases in determining the lease payments subject to the initial present value calculation.

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

Employee Benefit Plan
In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with elective deferrals beginning May 1, 2017. The 401(k) Plan calls for elective deferral contributions, safe harbor matching contributions and profit sharing contributions. All employees of the Company will be eligible to participate in the 401(k) Plan in the month following one (1) month of service and the employee is over age 21. Participants are able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. Employer contributions to the 401(k) Plan for fiscal years 2024, 2023, and 2023 were approximately $1.6 million, $1.3 million, and $0.8 million, respectively.

Advertising and Marketing Expenses
Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. All advertising costs are expensed as incurred, or upon the release of the initial advertisement. Total advertising and marketing expenses were $94.1 million, $79.9 million, and $65.1 million in fiscal years 2024, 2023, and 2022, respectively.

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

Income Taxes
The Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as non-current to the extent that the Company anticipates payment (or receipt) of cash beyond one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

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

Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive potential common shares, including unvested restricted stock units, stock options, and warrants. Diluted net income per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities under the treasury stock method, where the average market price of the common stock exceeds the exercise prices for the respective periods. In periods of loss, there are no potentially dilutive common shares to add to the weighted average number of common shares outstanding.

Recent Accounting Pronouncements
The Company has considered all recent accounting pronouncements issued by the Financial Accounting Standards Board and they were considered to be not applicable or the adoption of such pronouncements will not have a material impact on the financial statements.

Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2025 and interim periods starting in fiscal 2026, with early adoption permitted. The Company expects this ASU to only impact its disclosures with no impacts to its results of operations, cash flows or financial condition.

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This accounting standards update will be effective for us for fiscal year 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. The Company expects this ASU to only impact its disclosures with no impacts to its results of operations, cash flows or financial condition.

Climate-Related Disclosures. In March 2024, the SEC passed rule changes that will require registrants to provide certain climate-related information in their registration statements and annual reports. The new rules enhance and standardize climate-related disclosures in an effort to provide investors with more consistent, comparable and reliable information about the impact of climate-related risks on registrants. The rules require disclosure of greenhouse gas (GHG) emissions in annual reports and registration statements Additionally, all registrants would be required to provide numerous climate-related disclosures within their financial statements and elsewhere in their filings. The Company is currently evaluating the impact of the rule changes. This accounting standards update will be effective for us for fiscal year 2027.
Note 2. Property and Equipment, net
Property and equipment, net as of February 4, 2024 and January 29, 2023 consists of (in thousands):

	Estimated Life	February 4, 2024	January 29, 2023
Office and store furniture, and equipment	5 Years	$13,089	$8,933
Software	5 Years	5,206	3,996
Leasehold improvements	Shorter of estimated useful life or lease term	80,501	60,964
Computers	3 Years	5,254	4,032
Tools, Dies, Molds	5 Years	779	868
Vehicles	5 Years	497	497
Construction in process	NA	7,826	6,329
Total		113,152	85,619
Accumulated depreciation and amortization		(42,345)	(32,715)
Property and equipment, net		$70,807	$52,904
Depreciation and amortization expense was $12.2 million, $10.5 million, and $7.2 million in fiscal 2024, 2023, and 2022, respectively.
Note 3. Accrued Expenses

The following table presents the components of accrued expenses (in thousands):

	February 4, 2024	January 29, 2023
Accrued warehouse, freight, and inventory	$13,348	$10,098
Accrued income taxes	7,675	687
Customer return liability	5,606	4,483
Accrued advertising fees	3,373	739
Warranty liability	1,359	721
Accrued professional fees	1,304	2,167
Accrued occupancy	1,094	1,278
Other accrued expenses(1)	4,863	5,244
Total Accrued Expenses	$38,622	$25,417
(1) Other accrued expenses consists primarily of credit card fees, property and equipment, insurance, property taxes, and other operating costs.

Note 4. Income Taxes

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the statements of operations for fiscal 2024, 2023, and 2022 are set forth below:

	2024	2023	2022
Current taxes:
U.S. federal	$6,898	$6,127	$412
State and local	3,190	3,190	2,220
Total current tax expense	$10,088	$9,317	$2,632

Deferred taxes:
U.S. federal	$(1,238)	$1,767	$(7,222)
State and local	(888)	(723)	(2,499)
Total deferred tax (benefit) expense	(2,126)	1,044	(9,721)
Total tax provision	$7,962	$10,361	$(7,089)
A reconciliation of income taxes at the federal statutory corporate rate to the effective rate for fiscal 2024, 2023, and 2022 is as follows:

	2024	2023	2022
Provision (benefit) at federal Statutory rates	21.0%	21.0%	21.0%
State tax, net of federal provision (benefit)	5.1%	4.9%	4.9%
Non-deductible executive compensation	0.3%	1.8%	1.8%
Permanent adjustments	0.1%	0.2%	—%
Equity-based compensation	0.5%	0.1%	(4.4)%
Research and development credit	(3.6)%	—%	—%
Other	0.2%	0.1%	(0.4)%
Uncertain tax benefits	1.4%	—%	—%
Change in valuation allowance	—%	—%	(40.4)%
Income tax provision	25.0%	28.1%	(17.5)%

Significant components of the Company's deferred tax assets are as follows (in thousands):

	February 4, 2024	January 29, 2023
Deferred Income Tax Assets
State net operating loss carryforward	$342	$440
Intangible assets	465	403
Accrued liabilities	2,879	2,952
Equity-based compensation	2,219	3,247
Merchandise inventories	3,848	724
Research and development capitalization	3,687	1,920
Operating lease liabilities	45,220	39,488
Total Deferred Income Tax Assets	58,660	49,174
Deferred Income Tax Liabilities
Operating lease right of use asset	(40,393)	(35,484)
Property and equipment	(7,464)	(5,013)
Total Deferred Tax Liabilities	(47,857)	(40,497)
Net Deferred Income Tax Asset	$10,803	$8,677
At February 4, 2024 and January 29, 2023, the Company did not have any net operating loss carryforwards available for federal income tax purposes. The Company has approximately $5.7 million and $7.1 million of state net operating loss carryforwards as of February 4, 2024 and January 29, 2023, respectively. The state net operating losses expire at various times between 2031 and 2040. The statute of limitations has expired for all tax years prior to 2020 for federal and state tax purposes. However, the net operating losses generated on the Company's federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.
Prior to the fiscal 2022 year-end, the Company recorded a full valuation allowance on its net deferred tax assets, as it did not meet the more likely than not threshold required under ASC 740-10-30. For the year ended January 30, 2022, the Company reversed its full valuation allowance of $16.4 million, as it assessed and concluded that it met the more likely than not threshold of realizing its net deferred tax assets. The main forms of positive evidence to support the valuation allowance release were the substantial realization of its net operating loss carryforwards and cumulative three years of income. As of February 4, 2024 and January 29, 2023, the Company did not record a valuation allowance against its net deferred tax assets, due to its assessment and conclusion that it is more likely than not that it would realize its net deferred tax assets.

A reconciliation of beginning and ending amounts of unrecognized tax benefits for fiscal 2024, 2023, and 2022 is as follows:

	2024	2023	2022

Gross unrecognized tax benefit, beginning of period	$—	$—	$—
Additions based on tax positions related to the current year	177	—	—
Additions related to tax positions in prior year	275	—	—
Settlements related to tax positions in a prior period	—	—	—
Decreases based on tax positions in a prior period	—	—	—
Gross unrecognized tax benefit, end of period	$452	$—	$—

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. As of February 4, 2024, the Company has unrecognized tax benefits of $0.5 million. As of January 29, 2023, the Company assessed and concluded that it did not have any unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no interest or penalties during fiscal 2024, 2023, and 2022. To the extent these unrecognized tax benefits are ultimately recognized, approximately $0.5 million will impact the Company’s effective tax rate. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the statements of operations.

The Internal Revenue Service (IRS) has concluded the audit of the Company's fiscal 2019 federal income tax return as of February 4, 2024. The IRS has proposed immaterial adjustments, with the Company in the process of amending federal and state income tax returns for fiscal 2022 and 2023 as a result of the IRS audit settlement.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. The Company assessed and concluded that the Inflation Reduction Act did not have an impact to the financials as of February 4, 2024, and will continue to monitor the impact of the changes.

For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. For the years ended February 4, 2024 and January 29, 2023, due to the capitalization of research and development expenditures, the Company’s current federal taxable income increased by approximately $9.0 million and $7.7 million, respectively, with a corresponding increase in the Company’s deferred tax assets. These changes in tax laws did not have a material impact on the Company’s results of operations for the year ended January 30, 2022. The Company will continue to monitor the impact of changes in tax legislation.
Note 5. Basic and Diluted Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share for fiscal 2024, 2023, and 2022:

(amounts in thousands, except per share data and share amounts)	2024	2023	2022
Net income	$23,861	$26,488	$47,488

Weighted-average number of common shares outstanding, basic	15,427,975	15,198,754	15,107,958
Effect of dilutive securities(1)	1,032,408	756,914	950,153
Weighted-average number of common shares outstanding, diluted	16,460,383	15,955,668	16,058,111

Basic net income per share	$1.55	$1.74	$3.14
Diluted net income per share	$1.45	$1.66	$2.96
(1) The effect of dilutive securities includes unvested restricted stock units, stock options and warrants. During fiscal 2024, all remaining outstanding warrants were exercised. For fiscal 2024 and 2023, the effects of 495,366 stock options outstanding were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

Note 6. Leases
Components of lease expense were as follows (in thousands):

	2024	2023	2022
Operating lease expense	$30,305	$24,173	$18,902
Variable lease expense	11,820	16,082	10,489
Short term lease expense	1,470	721	336
Total lease expense	$43,595	$40,976	$29,727
Variable lease expense includes index-based changes in rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During fiscal 2024 and 2023, we did not recognize any impairment charges associated with showroom-level right-of-use assets. During fiscal 2022, we recognized impairment charges totaling $0.6 million associated with showroom-level ROU assets that were included as part of selling, general and administrative expenses.

Future minimum lease payments under non-cancelable leases as of February 4, 2024 were as follows (in thousands):

2025	$25,897
2026	31,304
2027	29,134
2028	26,958
2029	24,397
Thereafter	76,790
Total undiscounted future minimum lease payments	214,480
Less: imputed interest	(38,976)
Total present value of lease obligations	175,504
Less: current operating lease liability	(17,628)
Operating lease liability- long term	$157,876

Supplemental cash flow information related to our operating leases is as follows (in thousands):

	2024	2023	2022
Operating cash flow information:
Amounts paid on operating lease liabilities	$29,748	$23,724	$14,400
Non-cash activities
Net additions to right-of-use assets obtained in exchange for lease obligations	$42,064	$53,239	$116,048
Weighted average remaining lease term - operating leases	7.47	7.40	6.29
Weighted average discount rate - operating leases	4.97%	4.10%	3.44%

Note 7. Commitments, Contingencies and Related Parties

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

On December 19, 2023, a putative securities class action was filed against the Company and certain of its current and former officers related to the restatement of certain of the Company’s financial statements. The suit, captioned Gutknecht v. The Lovesac Company, No. 3:23-cv-1640, was filed in the United States District Court for the District of Connecticut and alleges that all defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC, and that the individual defendants violated Section 20(a) of the Exchange Act. The complaint generally alleges that the Company made certain misrepresentations or failed to disclose certain accounting errors related to the restatement of its financial statements and that the Company’s disclosure controls and procedures and internal controls over financial reporting were deficient. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees and other costs. On March 11, 2024, the court appointed Susan Cooke Peña as Lead Plaintiff and The Rosen Law Firm, P.A. as Lead Counsel. The court’s scheduling order provides for Lead Plaintiff to file an Amended Complaint by May 10, 2024. The litigation is in its early stages, and management is unable to assess a likely outcome or the amount or range of potential losses at this time.
Note 8. Financing Arrangements
Credit Line
On February 6, 2018, the Company established a $25.0 million line of credit with Wells Fargo Bank. On March 25, 2022, the Company amended the credit agreement to extend the maturity date to March 25, 2024, and among other things, increase the maximum revolver commitment from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Availability is based on eligible accounts receivable and inventory. The amended agreement contains a financial covenant that requires us to maintain undrawn availability under the credit facility of at least 10% of the lesser of (i) the aggregate commitments in the amount of $40.0 million and (ii) the amounts available under the credit facility based on eligible accounts receivable and inventory.
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

On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged. As of February 4, 2024 and January 29, 2023, the Company’s borrowing availability under the line of credit was $36.0 million, there were no borrowings outstanding on this line of credit, and the Company was in compliance with required covenants.

Note 9. Stockholders' Equity
Common Stock Warrants
On June 29, 2018, the Company issued 281,750 warrants with a five-year term to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company's IPO. Warrants may be exercised on a cashless basis, where the holders receive fewer shares of common stock in lieu of a cash payment to the Company. In fiscal 2022, 12,125 warrants were exercised, with 5,625 warrants exercised on a cashless basis, which resulted in the issuance of 10,956 common shares. There were 98 warrants that expired as of January 30, 2022. There were no warrants issued, exercised, or expired and canceled in fiscal 2023. In fiscal 2024, Roth Capital Partners, LLC performed a cashless exercise of all 281,750 remaining outstanding warrants resulting in 74,592 net shares issued. As of February 4, 2024, no warrants remain outstanding.
The following represents warrant activity during fiscal 2024, 2023, and 2022:

	Average exercise price	Number of warrants	Weighted average remaining contractual life (in years)
Outstanding at January 31, 2021	$19.07	293,973	2.57
Issued	—	—	—
Expired and canceled	9.83	(98)	—
Exercised	16.00	(12,125)	0.09
Outstanding at January 30, 2022	19.20	281,750	1.41
Issued	—	—	—
Expired and canceled	—	—	—
Exercised	—	—	—
Outstanding at January 29, 2023	19.20	281,750	0.41
Issued	—	—	—
Expired and canceled	—	—	—
Exercised	19.20	(281,750)	—
Outstanding at February 4, 2024	$—	—	—
Equity Incentive Plans
The Company adopted the Amended and Restated 2017 Equity Incentive Plan (the "2017 Equity Plan") which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. In fiscal 2024, the 2017 Equity Plan was amended and restated to increase the shares of our common stock authorized and reserved for issuance by 225,000 shares, which increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan to 2,879,889 shares of common stock.
Stock Options
In June 2019, the Company granted 495,366 non-statutory stock options to certain officers of the Company with an exercise price of $38.10 per share. 100% of the stock options are subject to vesting on the third anniversary of the date of grant if the officers are still employed by the Company and the average closing price of the Company’s common stock for the prior 40 consecutive trading days has been at least $75 by the third anniversary of the grant. Both the employment and the market condition were originally to be satisfied no later than June 5, 2022 or the options would terminate. These options were valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The 495,366 stock options were modified in fiscal 2022 to extend the term of the options through June 5, 2024. This resulted in additional compensation of approximately $0.9 million, of which, $0.3 million was recorded upon modification with the remaining expense to be recognized over the remaining expected term. The market condition was met on June 5, 2021, which was the date on which the average closing price of the Company’s common stock had been at least $75 for 40 consecutive trading days. The options vested and became exercisable on June 5, 2022 as the officers were still employed on that date.

There were no stock options issued, exercised, or expired and canceled during fiscal 2024, 2023, and 2022.
The following represents stock option activity during fiscal 2024, 2023, and 2022 :

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 31, 2021	495,366	$38.10	3.35	$9,135
Issued	—	—
Canceled and forfeited	—	—
Exercised	—	—
Outstanding at January 30, 2022	495,366	38.10	2.35	6,162
Issued	—	—
Canceled and forfeited	—	—
Exercised	—	—
Outstanding at January 29, 2023	495,366	38.10	1.35	—
Issued	—	—
Canceled and forfeited	—	—
Exercised	—	—
Outstanding and exercisable at February 4, 2024	495,366	$38.10	5.34	$—
Time and Performance Based Restricted Stock Units
The following table summarizes the activity for the Company's unvested restricted stock units activity during fiscal 2024, 2023, and 2022:

	Number of shares	Weighted average grant date fair value
Unvested at January 31, 2021	655,558	$18.86
Granted	94,985	78.53
Forfeited	(42,516)	22.67
Vested	(174,694)	19.57
Unvested at January 30, 2022	533,333	28.41
Granted	289,625	44.20
Forfeited	(62,186)	29.09
Vested	(120,516)	36.03
Unvested at January 29, 2023	640,256	34.50
Granted	836,678	26.50
Forfeited	(63,298)	34.93
Vested	(381,228)	25.24
Unvested at February 4, 2024	1,032,408	$31.41

In March 2023, Shawn Nelson, our Chief Executive Officer, received a one-time performance and retention long-term incentive grant of 235,000 Restricted Stock Units (the “RSU Grant”) pursuant to the 2017 Equity Plan and Mr. Nelson’s Restricted Stock Units Agreement and Grant Notice (the “RSU Agreement”). The RSU Grant vests on the later to occur of (i) the fifth anniversary of the date of grant so long as, (x) on or prior to such date (subject to certain limited extensions), the Company has achieved a specified level of performance with respect to share price and net sales, and (y) Mr. Nelson remains in continuous service with the Company as Chief Executive Officer through such date; or (ii) if the specified level of performance with respect to net sales is not achieved on or prior to the fifth anniversary of the date of grant, but the other conditions in subclause (i) are achieved, the first date that such specified level of performance with respect to net sales is achieved, so long as it is achieved on or prior to the seventh anniversary of the date of grant and so long as Mr. Nelson remains in continuous service with the Company through such date. Except in the event of termination of employment as defined in the 2017 Equity Plan, the RSU Grant will be settled in shares of common stock of the Company on the first anniversary of the applicable vesting date. The RSU grant was valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The grant date fair value of the RSU Grant was $4.4 million. The expense will be recognized on a straight-line basis over the longest of the derived, explicit, or implicit service period.

Equity-based compensation expense was approximately $4.2 million, $10.5 million, and $5.9 million for fiscal 2024, 2023, and 2022 respectively. In fiscal 2023, the Company recognized $4.3 million related to performance stock units granted in fiscal 2021 with a three year term, which met the performance target of $550 million in net sales and $50 million in Adjusted EBITDA for fiscal 2023.

The total unrecognized equity based compensation cost related to unvested restricted stock unit awards was approximately $8.5 million as of February 4, 2024 and will be recognized in operations over a weighted average period of 3.76 years.

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
The Company’s sales by product which are considered one segment are as follows:

	2024	2023	2022
Sactionals	$637,388	$584,449	$436,588
Sacs	51,719	55,145	52,478
Other	11,158	11,585	9,173
Total net sales	$700,265	$651,179	$498,239