Form 10-Q
period 2024-05-05
Lovesac Co
filed 2024-06-13
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 10, 2024, there were 15,550,537 shares of common stock, $0.00001 par value per share, outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other legal authority, which statements may involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, political instability, civil unrest, armed hostilities and global conflict, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; the impact of changes or declines in consumer spending and inflation on our business, sales, results of operations and financial condition; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our ability to improve our products and develop new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; the impact of the restatement of our previously issued audited financial statements as of and for the year ended January 29, 2023 and our unaudited condensed financial statements for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022, and the related litigation and investigation related to such restatements; any inability to implement and maintain effective internal control over financial reporting; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate, our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.

We caution you that the foregoing list may not contain all of the factors that may impact the forward-looking statements made in this Quarterly Report on Form 10-Q.

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share amounts)	May 5, 2024	February 4, 2024
Assets
Current Assets
Cash and cash equivalents	$72,362	$87,036
Trade accounts receivable, net	7,176	13,463
Merchandise inventories, net	94,713	98,440
Prepaid expenses	14,589	11,664
Other current assets	1,951	3,845
Total Current Assets	190,791	214,448
Property and equipment, net	77,001	70,807
Operating lease right-of-use assets	162,461	155,856
Goodwill	144	144
Intangible assets, net	1,454	1,457
Deferred tax asset	14,988	10,803
Other assets	30,350	28,665
Total Assets	$477,189	$482,180
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$28,107	$28,821
Accrued expenses	36,397	38,622
Payroll payable	6,042	6,998
Customer deposits	12,094	8,257
Current operating lease liabilities	18,460	17,628
Sales taxes payable	4,426	6,030
Total Current Liabilities	105,526	106,356
Operating lease liabilities, long-term	165,879	157,876
Income tax payable, long-term	452	452
Line of credit	—	—
Total Liabilities	271,857	264,684
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of May 5, 2024 and February 4, 2024.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 15,525,689 shares issued and outstanding as of May 5, 2024 and 15,489,364 shares issued and outstanding as of February 4, 2024.	—	—
Additional paid-in capital	183,891	183,095
Accumulated earnings	21,441	34,401
Stockholders' Equity	205,332	217,496
Total Liabilities and Stockholders' Equity	$477,189	$482,180
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	May 5, 2024	April 30, 2023
Net sales	$132,643	$141,193
Cost of merchandise sold	60,598	70,618
Gross profit	72,045	70,575
Operating expenses:
Selling, general and administration expenses	68,403	56,546
Advertising and marketing	17,996	16,913
Depreciation and amortization	3,502	2,822
Total operating expenses	89,901	76,281
Operating loss	(17,856)	(5,706)
Interest income, net	744	341
Net loss before taxes	(17,112)	(5,365)
Benefit from income taxes	4,152	1,250
Net loss	$(12,960)	$(4,115)

Net loss per common share:
Basic	$(0.83)	$(0.27)
Diluted	$(0.83)	$(0.27)

Weighted average shares outstanding:
Basic	15,537,823	15,230,763
Diluted	15,537,823	15,230,763

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2024 AND APRIL 30, 2023
(unaudited)

	Common		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - February 4, 2024	15,489,364	$—	$183,095	$34,401	$217,496
Net loss	—	—	—	(12,960)	(12,960)
Equity-based compensation	—	—	1,152	—	1,152
Vested restricted stock units	36,325	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(356)	—	(356)
Balance - May 5, 2024	15,525,689	$—	$183,891	$21,441	$205,332

Balance - January 29, 2023	15,195,698	$—	$182,554	$10,540	$193,094
Net loss	—	—	—	(4,115)	(4,115)
Equity-based compensation	—	—	747	—	747
Vested restricted stock units	21,422	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(470)	—	(470)
Balance - April 30, 2023	15,217,120	$—	$182,831	$6,425	$189,256

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(amounts in thousands)	May 5, 2024	April 30, 2023
Cash Flows from Operating Activities
Net loss	$(12,960)	$(4,115)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	3,391	2,697
Amortization of other intangible assets	111	125
Amortization of deferred financing fees	36	42
Net loss on disposal of property and equipment	43	—
Equity based compensation	1,152	747
Non-cash lease expense	6,104	5,315
Deferred income taxes	(4,185)	(1,282)
Change in operating assets and liabilities:
Trade accounts receivable	6,287	(9,344)
Merchandise inventories	3,727	15,169
Prepaid expenses and other current assets	(1,067)	4,221
Other assets	(1,685)	(3,007)
Accounts payable and accrued expenses	(7,931)	(10,378)
Operating lease liabilities	(3,874)	(2,511)
Customer deposits	3,837	8,612
Net cash (used in) provided by operating activities	(7,014)	6,291
Cash Flows from Investing Activities
Purchase of property and equipment	(7,296)	(4,177)
Payments for patents and trademarks	(8)	—
Net cash used in investing activities	(7,304)	(4,177)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(356)	(470)
Payment of deferred financing costs	—	(52)
Net cash used in financing activities	(356)	(522)
Net change in cash and cash equivalents	(14,674)	1,592
Cash and cash equivalents - Beginning	87,036	43,533
Cash and cash equivalents - Ending	$72,362	$45,125
Supplemental Cash Flow Data:
Cash paid for taxes	$10	$—
Cash paid for interest	$30	$30
Non-cash investing activities:
Asset acquisitions not yet paid for at period end	$2,142	$4,994
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2024 AND APRIL 30, 2023
Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The balance sheet of The Lovesac Company (the “Company”, “we”, “us” or “our”) as of February 4, 2024, which has been derived from our audited financial statements as of and for the 53-week year ended February 4, 2024, and the accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed financial statements. Such adjustments are of a normal, recurring nature. These condensed financial statements should be read in conjunction with the Company’s financial statements filed in its Annual Report on Form 10-K for the fiscal year ended February 4, 2024.
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen weeks ended May 5, 2024 and April 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, as well as through in store and online pop-up-shops and shop-in-shops with third party retailers, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry. As of May 5, 2024, the Company operated 246 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.
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
Recent Accounting Pronouncements
We have considered all recent accounting pronouncements issued by the Financial Accounting Standards Board, and did not adopt any new accounting pronouncements during the thirteen weeks ended May 5, 2024 that had a material impact on our financial condition, results of operations or cash flows. There were no significant changes in recently issued accounting pronouncements pending adoption from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 4, 2024, and those not discussed in our Annual Report on Form 10-K are either not applicable or are not expected to have a material impact on our financial condition, results of operations or cash flows.

Employee Benefit Plan
In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with elective deferrals beginning May 1, 2017. The 401(k) Plan calls for elective deferral contributions, safe harbor matching contributions and profit sharing contributions. All associates of the Company are eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants are able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The Company's contributions to the 401(k) Plan were $0.6 million and $0.5 million during the thirteen weeks ended May 5, 2024 and April 30, 2023, respectively.
Note 2. Revenue Recognition
The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $28.4 million and $37.9 million during the thirteen weeks ended May 5, 2024 and April 30, 2023, respectively.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed statements of operations and an increase in inventory and customers returns liability on the condensed balance sheets. As of May 5, 2024 and February 4, 2024, there was a returns allowance recorded on the condensed balance sheet in the amount of $2.5 million and $5.6 million, respectively, which was included in accrued expenses, and sales returns of $0.6 million and $1.3 million, respectively, included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company’s condensed balance sheet. As of May 5, 2024 and February 4, 2024, the Company recorded customer deposit liabilities in the amount of $12.1 million and $8.3 million respectively. During the thirteen weeks ended May 5, 2024 and April 30, 2023, the Company recognized $8.3 million and $6.8 million, respectively, related to customer deposits from fiscal 2024 and 2023, respectively.
The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms, which include mobile concierge and kiosks, and through the internet. The Other channel predominantly represents net sales through the use of online and in store pop-up-shops, shop-in-shops, and barter inventory transactions. In store pop-up-shops and shop-in-shops are staffed with associates trained to demonstrate and sell our product. The following represents net sales disaggregated by channel:

	Thirteen weeks ended
(amounts in thousands)	May 5, 2024	April 30, 2023
Showrooms	$81,619	$83,574
Internet	36,603	40,225
Other	14,421	17,394
Total net sales	$132,643	$141,193
The Company has no foreign operations and its net sales to foreign countries was less than .01% of total net sales for the thirteen weeks ended May 5, 2024 and April 30, 2023.  The Company had no customers that comprise more than 10% of total net sales for the thirteen weeks ended May 5, 2024 and April 30, 2023.
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

During the thirteen weeks ended May 5, 2024 and April 30, 2023, the Company recognized $4.0 million and $4.1 million, respectively, of barter sales in exchange for media credits. As of May 5, 2024 and February 4, 2024, the Company had $6.8 million and $5.1 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $29.2 million and $27.7 million, respectively, classified as non-current. The credits expire March 28, 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment during the thirteen weeks ended May 5, 2024 and April 30, 2023. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.
Note 3. Income Taxes
For the thirteen weeks ended May 5, 2024 and April 30, 2023, the Company recorded an income tax benefit of $4.2 million and $1.3 million, respectively, which reflects an effective tax rate of 24.3% and 23.3%, respectively. The effective tax rate for the thirteen weeks ended May 5, 2024 and April 30, 2023 varies from the 21% federal statutory tax rate primarily due to state taxes.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen weeks ended May 5, 2024 and April 30, 2023, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.
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

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	May 5, 2024	April 30, 2023
Net loss	$(12,960)	$(4,115)

Weighted-average number of common shares outstanding, basic	15,537,823	15,230,763
Effect of dilutive securities(1)	—	—
Weighted-average number of common shares outstanding, diluted	15,537,823	15,230,763

Basic net income per share	$(0.83)	$(0.27)
Diluted net income per share	$(0.83)	$(0.27)
(1) The effect of dilutive securities includes unvested restricted stock units, stock options and warrants. For the thirteen weeks ended May 5, 2024 and April 30, 2023, unvested restricted stock units of 1,085,231 and 1,283,449, respectively, and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The thirteen weeks ended April 30, 2023 also excludes the effects of 281,750 warrants since their effect would have been anti-dilutive. During fiscal 2024, all remaining outstanding warrants were exercised.
Note 5. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended
	May 5, 2024	April 30, 2023
Operating lease expense	$8,382	$7,004
Variable and short term lease expense	1,202	2,296
Total lease expense	$9,584	$9,300
Variable lease expense includes index-based changes in rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During the thirteen weeks ended May 5, 2024 and April 30, 2023, we did not recognize any impairment charges associated with showroom-level right-of-use assets.
Supplemental information related to our operating leases is as follows (in thousands):

	Thirteen weeks ended
(amounts in thousands)	May 5, 2024	April 30, 2023
Operating cash flow information:
Amounts paid on operating lease liabilities	$8,013	$6,945
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$9,673	$16,118
Weighted average remaining lease term - operating leases	7.3 years	7.5 years
Weighted average discount rate - operating leases	5.00%	4.43%

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
On December 19, 2023, a putative securities class action was filed against the Company and certain of its current and former officers related to the restatement of certain of the Company’s financial statements. The suit, captioned Gutknecht v. The Lovesac Company, No. 3:23-cv-1640, was filed in the United States District Court for the District of Connecticut and alleges that all defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC, and that the individual defendants violated Section 20(a) of the Exchange Act. The complaint generally alleges that the Company made certain misrepresentations or failed to disclose certain accounting errors related to the restatement of its financial statements and that the Company’s disclosure controls and procedures and internal controls over financial reporting were deficient. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees and other costs. On March 11, 2024, the court appointed Susan Cooke Peña as Lead Plaintiff and The Rosen Law Firm, P.A. as Lead Counsel. The court’s scheduling order provides for Lead Plaintiff to file an Amended Complaint by May 10, 2024. On May 29, 2024, the parties entered into a term sheet to settle the action subject to various conditions, including execution of a definitive settlement agreement, filing of the definitive agreement with the court, and court approval. The Company does not expect the settlement to have a material impact to the financial statements.
Note 7. Financing Arrangements
Revolving Line of Credit
On February 6, 2018, the Company established a $25 million line of credit with Wells Fargo Bank, National Association (“Wells”). On March 25, 2022, the Company amended the credit agreement to extend the maturity date to March 25, 2024, and among other things, increase the maximum revolver commitment from $25 million to $40.0 million, subject to borrowing base and availability restrictions. Availability is based on eligible accounts receivable and inventory. The amended agreement contains a financial covenant that requires us to maintain undrawn availability under the credit facility of at least 10% of the lesser of (i) the aggregate commitments in the amount of $40.0 million and (ii) the amounts available under the credit facility based on eligible accounts receivable and inventory. Our credit agreement includes a $1.0 million sublimit for the issuance of letters of credit and a $4.0 million sublimit for swing line loans.
On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged. As of May 5, 2024 and February 4, 2024, the Company’s borrowing availability under the line of credit with Wells was $33.7 million and $36.0 million, respectively. As of May 5, 2024 and February 4, 2024, there were no borrowings outstanding on this line of credit.

Note 8. Stockholders' Equity
Common Stock Warrants
On June 29, 2018, the Company issued 281,750 warrants with a five-year term to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company's IPO. Warrants may be exercised on a cashless basis, where the holders receive fewer shares of common stock in lieu of a cash payment to the Company. There were no warrants issued, exercised, or expired and canceled for the thirteen weeks ended April 30, 2023. As of April 30, 2023, 281,750 warrants remained outstanding with an average exercise price of $19.20 and a weighted average remaining contractual life of 0.16 years. On June 26, 2023, Roth Capital Partners, LLC performed a cashless exercise of all 281,750 remaining outstanding warrants resulting in 74,592 net shares issued. As of May 5, 2024, no warrants remain outstanding.
Equity Incentive Plans
The Company adopted the Second Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance based restricted stock units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. In fiscal 2024, the 2017 Equity Plan was amended to increase the shares of our common stock authorized and reserved for issuance by 225,000 shares, which increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan to 2,879,889 shares of common stock.

Time-Based Restricted Stock Units

Time-based restricted stock units ("RSU awards") granted under the 2017 Equity Plan are generally subject to only a service-based vesting condition. RSU awards vest equally over three years on the anniversary date of the grant date if employed at the time of vesting. The valuation of these RSU awards is based solely on the fair value of the Company’s stock on the date of grant.

Performance Based Restricted Stock Units

Performance based restricted stock unites ("PSU awards") granted under the 2017 Equity Plan are generally subject to both a service-based vesting condition and a performance-based vesting condition. PSU awards will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The stock-based compensation expense relating to PSU awards is recognized over the requisite service period when it is probable that the performance condition will be satisfied.
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
There were no stock options issued, exercised, or expired and canceled for the thirteen weeks ended May 5, 2024 and April 30, 2023. As of May 5, 2024, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 5.08 years, and no intrinsic value. As of April 30, 2023, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 1.10 years and no intrinsic value.

Time and Performance Based Restricted Stock Units
The following table summarizes Company's RSU and PSU awards activity during the thirteen weeks ended May 5, 2024 and April 30, 2023:

	Number of shares	Weighted average grant date fair value
Unvested at February 4, 2024	1,032,408	$31.41
Granted	478,082	18.86
Forfeited	(369,098)	34.47
Vested	(56,161)	33.89
Unvested at May 5, 2024	1,085,231	$24.71

	Number of shares	Weighted average grant date fair value
Unvested at January 29, 2023	640,256	$34.50
Granted	693,989	26.97
Forfeited	(12,888)	35.17
Vested	(37,908)	46.22
Unvested at April 30, 2023	1,283,449	$30.07
For the thirteen weeks ended May 5, 2024 and April 30, 2023, the Company recognized equity based compensation expense of $1.2 million and $0.7 million, respectively.
The total unrecognized equity-based compensation cost related to unvested RSU and PSU awards was approximately $12.6 million as of May 5, 2024 and will be recognized in operations over a weighted average period of 3.41 years.
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

Note 9. Segment Information
Segments are reflective of how the chief operating decision makers ("CODM") reviews operating results for the purpose of allocating resources and assessing performance. The CODM group of the Company is comprised of the Chief Executive Officer and the President/Chief Operating Officer. The Company's operating segments are the sales channels, which share similar economic and other qualitative characteristics, and are aggregated together as one reportable segment.
The Company’s net sales by product which are considered one segment are as follows:

	Thirteen weeks ended
(amounts in thousands)	May 5, 2024	April 30, 2023
Sactionals	$121,819	$127,903
Sacs	8,863	10,737
Other	1,961	2,553
Total net sales	$132,643	$141,193

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended February 4, 2024. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the Forward-Looking Statements section herein and those discussed in the section titled “Risk Factors” under Part I, Item 1A in our Annual Report on Form 10-K.

We operate on a 52 or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended February 2, 2025 will consist of 52 weeks.

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

Macroeconomic Factors
There are a number of macroeconomic factors and uncertainties affecting the overall business environment and our business, including increased inflation, elevated interest rates, weak housing market conditions, consumer debt and available credit, layoffs, political uncertainty, global conflicts and uncertainties in the global financial markets. These factors may have a negative impact on markets in which we operate, including the potential for an economic recession, a continued downturn in the housing market, and a reduction in consumer discretionary spending. We believe that these macroeconomic factors have contributed to the slowdown in demand that we have experienced in our business which may continue in future periods.
Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, roll arm and angled sides. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 91.8% and 90.6% of our net sales for the thirteen weeks ended May 5, 2024 and April 30, 2023, respectively.

Our Sactionals StealthTech Sound + Charge product line complements our Sactionals as a unique innovation that features immersive surround sound by Harman Kardon and convenient wireless charging, all seamlessly embedded and hidden inside the adaptable Sactionals platform. The system includes two Sound + Charge Sides each with embedded front- and rear-firing Harman Kardon speakers, a Subwoofer that easily integrates into a Sactionals Seat Frame and a Center Channel, all working in unison to deliver captivating surround sound that is completely hidden from view. In May 2023, we introduced Satellite Subwoofers as an add-on to the Sound + Charge System. The Satellite Subwoofer is an upgrade to the existing StealthTech setup and enhances the bass and overall entertainment experience.
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 5 different sizes ranging from 35 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. Our Sacs represented 6.7% and 7.6% of our net sales for the thirteen weeks ended May 5, 2024 and April 30, 2023, respectively.
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
•Showrooms. We market and sell our products through 246 showroom locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 42 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 61.5% and 59.2% of total net sales for the thirteen weeks ended May 5, 2024 and April 30, 2023, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales generated by this channel accounted for 27.6% and 28.5% of total net sales for the thirteen weeks ended May 5, 2024 and April 30, 2023, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, and barter inventory transactions.
◦In store and online pop-up-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are typically 10-day shows and are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. For the thirteen weeks ended May 5, 2024 and April 30, 2023, we operated 120 and 95 in store pop-up-shops, respectively, and 3 and 2 online pop-up-shops on Costco.com, respectively.
◦Shop-in-shops. Shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. As of May 5, 2024 and April 30, 2023, we operated 51 and 23 Best Buy shop-in-shops, respectively.
◦Barter inventory transactions. Our barter inventory transactions with a third party vendor are part of our Circle Operations ("CO"), Designed for Life, and Environmental, Social and Governance ("ESG") initiatives. CO is a way of doing business that is meant to reduce our footprint, while dramatically extending the life of products through more looped, localized, long-term, and sustainable practices, policies, and programs. We repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth.
Other net sales which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions accounted for 10.9% and 12.3% of our total net sales for the thirteen weeks ended May 5, 2024 and April 30, 2023, respectively.

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

Our recent revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are payroll and rent costs. We expect these expenses, as well as rent expense associated with the opening of new showrooms, to increase as we grow our business. We expect to leverage total selling, general and administrative expenses as a percentage of net sales as net sales volumes continue to grow. We expect to continue to invest in infrastructure to support the Company's growth. Our continued infrastructure investments include research and development costs on our existing and future products and foundational technology investments to support our continued growth. These investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment. However, total selling, general and administrative expenses generally will leverage during the periods of investments with the greatest leverage occurring within the fourth quarter.
Advertising and Marketing Expense
Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. Advertising and marketing expense is expected to continue to increase as a percentage of net sales as we continue to invest in advertising and marketing which has accelerated net sales growth.

Results of Operations
The following table summarizes key components of our results of operations for the thirteen weeks ended May 5, 2024 and April 30, 2023:

	Thirteen weeks ended		Thirteen weeks ended
	May 5, 2024	April 30, 2023	May 5, 2024	April 30, 2023
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$81,619	$83,574	61.5%	59.2%
Internet	36,603	40,225	27.6%	28.5%
Other	14,421	17,394	10.9%	12.3%
Total net sales	132,643	141,193	100.0%	100.0%
Cost of merchandise sold	60,598	70,618	45.7%	50.0%
Gross profit	72,045	70,575	54.3%	50.0%
Operating expenses:
Selling, general and administration expenses	68,403	56,546	51.6%	40.0%
Advertising and marketing	17,996	16,913	13.6%	12.0%
Depreciation and amortization	3,502	2,822	2.6%	2.0%
Total operating expenses	89,901	76,281	67.8%	54.0%
Operating loss	(17,856)	(5,706)	(13.5)%	(4.0)%
Interest income, net	744	341	0.6%	0.2%
Net loss before taxes	(17,112)	(5,365)	(12.9)%	(3.8)%
Benefit from income taxes	4,152	1,250	3.1%	0.9%
Net loss	$(12,960)	$(4,115)	(9.8)%	(2.9)%
Other Operational Data
Our recent showroom growth is summarized in the following table:

	Thirteen weeks ended
Showroom Count:	May 5, 2024	April 30, 2023
Showrooms open at beginning of period	230	195
Showrooms opened	24	16
Showrooms closed	(8)	—
Showrooms open at end of period(1)	246	211
Showroom remodels	—	—
(1) Showrooms open at the end of the period include 1 kiosk and 2 mobile concierges as of May 5, 2024, and 13 kiosks and 2 mobile concierges as of April 30, 2023.

Thirteen weeks ended May 5, 2024 compared to the thirteen weeks ended April 30, 2023
Net sales

Net sales decreased $8.6 million, or 6.1%, in the thirteen weeks ended May 5, 2024 compared to the prior year period driven by a decrease of 14.8% in omni-channel comparable net sales, partially offset by new showroom openings. New customers decreased by 5.7% in the thirteen weeks ended May 5, 2024 compared to an increase of 25.0% in the prior year period.

Showroom net sales decreased $2.0 million, or 2.3%, in the thirteen weeks ended May 5, 2024 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) decreased $3.6 million, or 9.0%, in the thirteen weeks ended May 5, 2024 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions decreased $3.0 million, or 17.1%, in the thirteen weeks ended May 5, 2024 compared to the prior year period primarily driven by lower productivity of our Costco in-store and online pop-up-shops on Costco.com, partially offset by 28 additional Best Buy shop-in-shop location compared to the prior year period.

Gross profit
Gross profit increased $1.4 million, or 2.1%, in the thirteen weeks ended May 5, 2024 compared to the prior year period. Gross margin increased 430 basis points to 54.3% of net sales in the thirteen weeks ended May 5, 2024 from 50.0% of net sales in the prior year period primarily driven by a decrease of 790 basis points in inbound transportation costs, partially offset by an increase of 240 basis points in higher outbound transportation and warehousing costs and a decrease of 120 basis points in product margin driven by higher promotional discounting.
Selling, general and administrative expenses

Selling, general and administrative expenses increased $11.9 million, or 21.0%, in the thirteen weeks ended May 5, 2024 compared to the prior year period. The increase in selling, general and administrative expenses was primarily related to an increase in overhead expenses, payroll, rent, and selling related expenses. Overhead expenses increased $6.3 million consisting mainly of increases of $4.5 million in professional fees, $1.2 million in other investments in the business to support current and future growth, and $0.5 million in equity-based compensation. Payroll costs increased by $4.0 million driven by an increase in new hires. Rent increased by $1.0 million related to a $1.4 million increase in rent expense from our net addition of 35 showrooms partially offset by a $0.4 million reduction in percentage rent. Selling related expenses increased $0.6 million principally due to credit card fees related to an increase in credit card rates. Selling, general and administrative expenses were 51.6% of net sales in the thirteen weeks ended May 5, 2024, compared to 40.0% of net sales in the prior year period.
Advertising and marketing expenses
Advertising and marketing expenses increased $1.1 million, or 6.4%, in the thirteen weeks ended May 5, 2024 compared to the prior year period. Advertising and marketing expenses were 13.6% of net sales in the thirteen weeks ended May 5, 2024 compared to 12.0% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.7 million, or 24.1%, in the thirteen weeks ended May 5, 2024 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest income, net
Interest income, net was $0.7 million for the thirteen weeks ended May 5, 2024, compared to $0.3 million in the prior year period. Interest income earned on the Company’s cash and cash equivalents balances was favorable from higher interest rates compared to the prior year period.

Benefit from income taxes
Income tax benefit was $4.2 million for the thirteen weeks ended May 5, 2024, compared to $1.3 million in the prior year period. The change in benefit is primarily driven by higher net loss before taxes and an increase in the effective tax rate.

Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. At May 5, 2024, we had $72.4 million in cash and cash equivalents. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, customer deposits, and other current liabilities. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Cash paid for capital expenditures was $7.3 million in the thirteen weeks ended May 5, 2024.
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

Condensed Statement of Cash flow Data:
	Thirteen weeks ended
(amounts in thousands)	May 5, 2024	April 30, 2023
Net cash (used in) provided by operating activities	$(7,014)	$6,291
Net cash used in investing activities	(7,304)	(4,177)
Net cash used in financing activities	(356)	(522)
Net change in cash and cash equivalents	(14,674)	1,592
Cash and cash equivalents at the end of the period	72,362	45,125
Net cash (used in) provided by operating activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash lease expense, and deferred income taxes and the effect of changes in working capital and other activities.
Net cash used in operating activities was $7.0 million in the thirteen weeks ended May 5, 2024, compared to net cash provided by operating activities of $6.3 million in the prior year period, primarily driven by higher net loss and changes in working capital related to inventory management actions, customer deposits, and timing of payments to vendors, partially offset by cash inflow from trade accounts receivable mainly due to timing of collections from our customers.
Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings and the acquisition of intangible assets.

For the thirteen weeks ended May 5, 2024 and April 30, 2023, net cash used in investing activities were $7.3 million and $4.2 million, respectively, mainly as a result of investments in new showrooms.
Net cash used in financing activities
Financing activities consist primarily of taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For the thirteen weeks ended May 5, 2024 and April 30, 2023, net cash used in financing activities was $0.4 million and $0.5 million, respectively, mostly due to taxes paid for the net share settlement of equity awards.
Revolving Line of Credit
On March 25, 2022, we amended our existing credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association, ("Wells Fargo Bank"), as administrative agent. The maturity date of our credit agreement was extended to March 25, 2024 and, among other things, the maximum revolver commitment was increased from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions.
On March 24, 2023, we amended the credit agreement to extend the maturity date to September 30, 2024. All other terms of the credit agreement remain unchanged. For additional information regarding our line of credit with Wells Fargo Bank, see Note 7. Financing Arrangements. As of May 5, 2024 and February 4, 2024, the Company’s borrowing availability under the line of credit was $33.7 million and $36.0 million, respectively, and there were no outstanding borrowings under our credit facility.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of May 5, 2024, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our financial statements included on Form 10-K for the fiscal year ended February 4, 2024 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirteen weeks ended May 5, 2024.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 5, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended May 5, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 6. Commitments and Contingencies, included in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 4, 2024, filed with the SEC on April 11, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Trading Arrangements
On April 17, 2024, Satori Capital, LLC adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 625,890 shares of the Company’s common stock plus up to an additional 50,000 shares after the plan commencement date and will expire on March 31, 2026. The shares authorized under the Rule 10b5-1 trading plan includes 8,903 shares attributable to Mr. John Grafer, which were earned in his capacity as a director of the Company, and may include additional shares earned by Mr. John Grafer as a director prior to the plan expiration.
No other directors or officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement (each as defined in Item 408 (a) and (c) of Regulation S-K) during the thirteen weeks ended May 5, 2024. Transactions by Section 16 directors and officers will be disclosed publicly through Form 4 filings with the SEC to the extent required by law.

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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: June 13, 2024		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: June 13, 2024		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)