Form 10-Q
period 2024-08-04
Lovesac Co
filed 2024-09-12
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 9, 2024, there were 15,558,674 shares of common stock, $0.00001 par value per share, outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other legal authority, which statements may involve substantial risk and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results, financial position and liquidity, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, political instability, civil unrest, armed hostilities and global conflict, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; the impact of changes or declines in consumer spending and inflation on our business, sales, results of operations and financial condition; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our cash flows, changes in the market price of the Company’s common stock, global economic and market conditions and other considerations that could impact the specific timing, price and size of repurchases under our stock repurchase program or our ability to fund any stock repurchases; our ability to improve our products and develop new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; the impact of the restatement of our previously issued audited financial statements as of and for the year ended January 29, 2023 and our unaudited condensed financial statements for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022, and the related litigation and investigation related to such restatements; any inability to implement and maintain effective internal control over financial reporting; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate, our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share amounts)	August 4, 2024	February 4, 2024
Assets
Current Assets
Cash and cash equivalents	$72,126	$87,036
Trade accounts receivable, net	14,787	13,463
Merchandise inventories, net	88,287	98,440
Prepaid expenses	15,281	11,664
Other current assets	3,677	3,845
Total Current Assets	194,158	214,448
Property and equipment, net	77,012	70,807
Operating lease right-of-use assets	159,131	155,856
Goodwill	144	144
Intangible assets, net	1,428	1,457
Deferred tax asset	16,885	10,803
Other assets	32,317	28,665
Total Assets	$481,075	$482,180
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$28,524	$28,821
Accrued expenses	35,838	38,622
Payroll payable	10,694	6,998
Customer deposits	15,297	8,257
Current operating lease liabilities	19,011	17,628
Sales taxes payable	5,712	6,030
Total Current Liabilities	115,076	106,356
Operating lease liabilities, long-term	163,405	157,876
Income tax payable, long-term	452	452
Line of credit	—	—
Total Liabilities	278,933	264,684
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of August 4, 2024 and February 4, 2024.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 15,558,682 shares issued and outstanding as of August 4, 2024 and 15,489,364 shares issued and outstanding as of February 4, 2024.	—	—
Additional paid-in capital	186,562	183,095
Accumulated earnings	15,580	34,401
Stockholders' Equity	202,142	217,496
Total Liabilities and Stockholders' Equity	$481,075	$482,180
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands, except per share data and share amounts)	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023
Net sales	$156,590	$154,529	$289,233	$295,722
Cost of merchandise sold	64,221	62,139	124,819	132,757
Gross profit	92,369	92,390	164,414	162,965
Operating expenses:
Selling, general and administration expenses	73,674	63,834	142,077	120,380
Advertising and marketing	23,310	26,535	41,306	43,448
Depreciation and amortization	3,756	3,014	7,258	5,836
Total operating expenses	100,740	93,383	190,641	169,664
Operating loss	(8,371)	(993)	(26,227)	(6,699)
Interest income, net	694	351	1,438	692
Net loss before taxes	(7,677)	(642)	(24,789)	(6,007)
Benefit from income taxes	1,816	7	5,968	1,257
Net loss	$(5,861)	$(635)	$(18,821)	$(4,750)

Net loss per common share:
Basic	$(0.38)	$(0.04)	$(1.21)	$(0.31)
Diluted	$(0.38)	$(0.04)	$(1.21)	$(0.31)

Weighted average shares outstanding:
Basic	15,590,207	15,422,640	15,564,016	15,326,702
Diluted	15,590,207	15,422,640	15,564,016	15,326,702

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2024 AND JULY 30, 2023
(unaudited)

	Thirteen weeks ended
	Common
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance - May 5, 2024	15,525,689	$—	$183,891	$21,441	$205,332
Net loss	—	—	—	(5,861)	(5,861)
Equity-based compensation	—	—	2,752	—	2,752
Vested restricted stock units	32,993	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(81)	—	(81)
Balance - August 4, 2024	15,558,682	—	186,562	15,580	202,142

Balance - April 30, 2023	15,217,120	$—	$182,831	$6,425	$189,256
Net loss	—	—	—	(635)	(635)
Equity-based compensation	—	—	1,290	—	1,290
Vested restricted stock units	190,213	—	—	—	—
Exercise of warrants	74,592	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,118)	—	(3,118)
Balance - July 30, 2023	15,481,925	$—	$181,003	$5,790	$186,793

	Twenty-six weeks ended
	Common		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - February 4, 2024	15,489,364	$—	$183,095	$34,401	$217,496
Net loss	—	—	—	(18,821)	(18,821)
Equity-based compensation	—	—	3,904	—	3,904
Vested restricted stock units	69,318	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(437)	—	(437)
Balance - August 4, 2024	15,558,682	$—	$186,562	$15,580	$202,142

Balance - January 29, 2023	15,195,698	$—	$182,554	$10,540	$193,094
Net loss	—	—	—	(4,750)	(4,750)
Equity-based compensation	—	—	2,037	—	2,037
Vested restricted stock units	211,635	—	—	—	—
Exercise of warrants	74,592	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,588)	—	(3,588)
Balance - July 30 2023	15,481,925	$—	$181,003	$5,790	$186,793

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(amounts in thousands)	August 4, 2024	July 30, 2023
Cash Flows from Operating Activities
Net loss	$(18,821)	$(4,750)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	7,038	5,608
Amortization of other intangible assets	220	228
Amortization of deferred financing fees	97	81
Net loss on disposal of property and equipment	62	145
Equity based compensation	3,904	2,037
Non-cash lease expense	12,355	10,880
Deferred income taxes	(6,082)	(1,398)
Change in operating assets and liabilities:
Trade accounts receivable	(1,324)	1,109
Merchandise inventories	10,153	14,657
Prepaid expenses and other current assets	(3,406)	(524)
Other assets	(3,652)	(3,518)
Accounts payable and accrued expenses	303	3,087
Operating lease liabilities	(8,718)	(5,817)
Customer deposits	7,040	5,519
Net cash (used in) provided by operating activities	(831)	27,344
Cash Flows from Investing Activities
Purchase of property and equipment	(13,360)	(12,361)
Payments for patents and trademarks	(142)	(160)
Net cash used in investing activities	(13,502)	(12,521)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(437)	(3,588)
Payment of deferred financing costs	(140)	(52)
Net cash used in financing activities	(577)	(3,640)
Net change in cash and cash equivalents	(14,910)	11,183
Cash and cash equivalents - Beginning	87,036	43,533
Cash and cash equivalents - Ending	$72,126	$54,716
Supplemental Cash Flow Data:
Cash paid for taxes	$8,354	$1,232
Cash paid for interest	$61	$66
Non-cash investing activities:
Asset acquisitions not yet paid for at period end	$589	$3,698
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2024 AND JULY 30, 2023
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
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, as well as through in store and online pop-up-shops and shop-in-shops with third party retailers, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry. As of August 4, 2024, the Company operated 254 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates and judgments on an ongoing basis based on historical experience, expectations of future events and various other factors we believe to be reasonable under the circumstances and revise them when necessary in the period the change is determined. Actual results may differ from the original or revised estimates.
Recent Accounting Pronouncements
We have considered all recent accounting pronouncements issued by the Financial Accounting Standards Board, and did not adopt any new accounting pronouncements during the thirteen weeks ended August 4, 2024 that had a material impact on our financial condition, results of operations or cash flows. There were no significant changes in recently issued accounting pronouncements pending adoption from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 4, 2024, and those not discussed in our Annual Report on Form 10-K are either not applicable or are not expected to have a material impact on our financial condition, results of operations or cash flows.

Employee Benefit Plan
In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with elective deferrals beginning May 1, 2017. The 401(k) Plan calls for elective deferral contributions, safe harbor matching contributions and profit sharing contributions. All associates of the Company are eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants are able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The Company's contributions to the 401(k) Plan were $0.6 million and $0.3 million during the thirteen weeks ended August 4, 2024 and July 30, 2023, respectively, and $1.1 million and $0.8 million for the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.
Note 2. Revenue Recognition
The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $25.4 million and $25.6 million during the thirteen weeks ended August 4, 2024 and July 30, 2023, respectively, and $53.8 million and $63.5 million for the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed statements of operations and an increase in inventory and customers returns liability on the condensed balance sheets. As of August 4, 2024 and February 4, 2024, there was a returns allowance recorded on the condensed balance sheet in the amount of $4.8 million and $5.6 million, respectively, which was included in accrued expenses, and sales returns of $1.1 million and $1.3 million, respectively, included in merchandise inventories.
In most cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company’s condensed balance sheet. As of August 4, 2024 and February 4, 2024, the Company recorded customer deposit liabilities in the amount of $15.3 million and $8.3 million respectively. During the twenty-six weeks ended August 4, 2024 and July 30, 2023, the Company recognized $8.3 million and $6.8 million, respectively, related to customer deposits from fiscal 2024 and 2023, respectively.
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

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023
Showrooms	$98,773	$98,226	$180,392	$181,800
Internet	44,326	41,425	80,929	81,650
Other	13,491	14,878	27,912	32,272
Total net sales	$156,590	$154,529	$289,233	$295,722
The Company has no foreign operations and its net sales to foreign countries was less than .01% of total net sales for the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023.  The Company had no customers that comprise more than 10% of total net sales for the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023.

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

The Company recognized barter sales in exchange for media credits of $2.5 million and $2.8 million during the thirteen weeks ended August 4, 2024 and July 30, 2023, respectively, and $6.5 million and $6.9 million during the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively. As of August 4, 2024 and February 4, 2024, the Company had $6.0 million and $5.1 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $30.8 million and $27.7 million, respectively, classified as non-current. The credits expire May 31, 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment during the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.
Note 3. Income Taxes
For the thirteen weeks ended August 4, 2024 and July 30, 2023, the Company recorded an income tax benefit of $1.8 million and less than $0.1 million, respectively, which reflects an effective tax rate of 23.7% and 1.0%, respectively. For the twenty-six weeks ended August 4, 2024 and July 30, 2023, the Company recorded an income tax benefit of $6.0 million and $1.3 million, respectively, which reflects an effective tax rate of 24.1% and 20.9%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023 varies from the 21% federal statutory tax rate primarily due to state taxes.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.
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

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands, except per share data and share amounts)	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023
Net loss	$(5,861)	$(635)	$(18,821)	$(4,750)

Weighted-average number of common shares outstanding, basic	15,590,207	15,422,640	15,564,016	15,326,702
Effect of dilutive securities(1)	—	—	—	—
Weighted-average number of common shares outstanding, diluted	15,590,207	15,422,640	15,564,016	15,326,702

Basic net loss per share	$(0.38)	$(0.04)	$(1.21)	$(0.31)
Diluted net loss per share	$(0.38)	$(0.04)	$(1.21)	$(0.31)
(1) The effect of dilutive securities includes unvested restricted stock units and stock options. For the thirteen weeks ended August 4, 2024 and July 30, 2023, unvested restricted stock units of 1,325,091 and 1,060,705, respectively, and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. For the twenty-six weeks ended August 4, 2024 and July 30, 2023, unvested restricted stock units of 1,325,091 and 1,060,705, respectively, and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
Note 5. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023
Operating lease expense	$8,555	$7,391	$16,937	$14,395
Variable and short term lease expense	1,694	2,893	2,896	5,189
Total lease expense	$10,249	$10,284	$19,833	$19,584
Variable lease expense includes percentage rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023, we did not recognize any impairment charges associated with showroom-level right-of-use assets.
Supplemental information related to our operating leases is as follows (in thousands):

	Twenty-six weeks ended
(amounts in thousands)	August 4, 2024	July 30, 2023
Operating cash flow information:
Amounts paid on operating lease liabilities	$16,682	$14,208
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$13,720	$24,676
Weighted average remaining lease term - operating leases	7.1 years	7.6 years
Weighted average discount rate - operating leases	5.09%	4.55%

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

The Company has voluntarily self-reported to the SEC information concerning the internal investigation of the accounting matters that led to the restatement of its previously issued audited financial statements as of and for the year ended January 29, 2023 and our unaudited condensed financial statements for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022. As a result of self-reporting, the Company is the subject of an ongoing, non-public investigation by the SEC. As previously disclosed, the Company has been cooperating fully with the SEC in its investigation. The Company is now engaged in discussions with the SEC about a potential resolution of the investigation, though there can be no assurance as to the outcome of these discussions. The ultimate resolution could result in the SEC imposing various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. However, the outcome of the investigation and ultimate resolution cannot be predicted at this time.

On December 19, 2023, a putative securities class action was filed against the Company and certain of its current and former officers related to the restatement of certain of the Company’s financial statements. The suit, captioned Gutknecht v. The Lovesac Company, No. 3:23-cv-1640, was filed in the United States District Court for the District of Connecticut and alleges that all defendants violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 and that the individual defendants violated Section 20(a) of the Exchange Act. The complaint generally alleges that the Company made certain misrepresentations or failed to disclose certain accounting errors related to the restatement of its financial statements and that the Company’s disclosure controls and procedures and internal controls over financial reporting were deficient. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees, and other costs. On March 11, 2024, the court appointed Susan Cooke Peña as Lead Plaintiff and The Rosen Law Firm, P.A. as Lead Counsel. On May 29, 2024, the parties entered into a term sheet to settle the action, subject to various conditions, including execution of a definitive settlement agreement, filing of the definitive agreement with the court, and court approval. The parties executed the definitive settlement agreement on July 30, 2024. The court preliminarily approved the proposed settlement on August 1, 2024, authorized dissemination of notice to the class, and scheduled a fairness hearing for December 9, 2024. The Company does not expect the settlement to have a material impact to the financial statements.

On July 29, 2024, a putative shareholder derivative action captioned Getz v. Nelson, No. 3:24-cv-1260, was filed in the United States District Court for the District of Connecticut on behalf of the Company against certain of its current and former officers and directors. Two similar shareholder derivative actions, captioned Valle v. Dellomo, No. 3:24-cv-1327, and McKinnon v. Nelson, No. 3:24-cv-1343, were filed in the same court against the same defendants on August 19, 2024, and August 21, 2024, respectively. The cases assert claims on behalf of the Company for breach of fiduciary duty, violations of the Exchange Act, unjust enrichment, corporate waste, and aiding and abetting primary violations. The factual allegations underlying those claims are similar to those alleged in the securities class action. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees, and other costs. On September 11, 2024, the parties filed a stipulation asking the court to consolidate the three related cases. The cases are in their early stages and, therefore, the outcome cannot be predicted at this time.

Note 7. Financing Arrangements
Revolving Line of Credit
On February 6, 2018, the Company established a $25.0 million line of credit with Wells Fargo Bank, National Association (“Wells”). On March 25, 2022, the Company amended the credit agreement to extend the maturity date to March 25, 2024, and among other things, increase the maximum revolver commitment from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Availability is based on eligible accounts receivable and inventory. The amended agreement contains a financial covenant that requires us to maintain undrawn availability under the credit facility of at least 10% of the lesser of (i) the aggregate commitments in the amount of $40.0 million and (ii) the amounts available under the credit facility based on eligible accounts receivable and inventory. Our credit agreement includes a $1.0 million sublimit for the issuance of letters of credit and a $4.0 million sublimit for swing line loans.

On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. On July 29, 2024, the Company amended the credit agreement to, among other things, add an uncommitted accordion feature that allows the Company, subject to certain customary conditions, increase the size of the revolving credit facility by $10.0 million and extend the maturity date of the loans made under the credit agreement from September 30, 2024 to July 29, 2029.
As of August 4, 2024 and February 4, 2024, the Company’s borrowing availability under the line of credit with Wells was $36.0 million. As of August 4, 2024 and February 4, 2024, there were no borrowings outstanding on this line of credit.
Note 8. Stockholders' Equity
Common Stock Warrants
On June 29, 2018, the Company issued 281,750 warrants with a five-year term to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company's IPO. Warrants may be exercised on a cashless basis, where the holders receive fewer shares of common stock in lieu of a cash payment to the Company. On June 26, 2023, Roth Capital Partners, LLC performed a cashless exercise of all 281,750 remaining outstanding warrants resulting in 74,592 net shares issued. As of August 4, 2024, no warrants remain outstanding.
Equity Incentive Plans
The Company adopted the Second Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance based restricted stock units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. In fiscal 2025, the 2017 Equity Plan was amended to increase the shares of our common stock authorized and reserved for issuance by 1,100,000 shares, which increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan to 3,979,889 shares of common stock.

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

Performance Based Restricted Stock Units

Performance based restricted stock units ("PSU awards") granted under the 2017 Equity Plan are generally subject to both a service-based vesting condition and a performance-based vesting condition. PSU awards will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The stock-based compensation expense relating to PSU awards is recognized over the requisite service period when it is probable that the performance condition will be satisfied.
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
There were no stock options issued, exercised, or expired and canceled for the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023. As of August 4, 2024, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 4.84 years, and no intrinsic value. As of July 30, 2023, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 0.85 years and no intrinsic value.

Time and Performance Based Restricted Stock Units
The following table summarizes the Company's RSU and PSU awards activity during the twenty-six weeks ended August 4, 2024 and July 30, 2023:

	Number of shares	Weighted average grant date fair value
Unvested at February 4, 2024	1,032,408	$31.41
Granted	836,330	21.37
Forfeited	(446,192)	33.39
Vested	(97,455)	33.83
Unvested at August 4, 2024	1,325,091	$24.23

	Number of shares	Weighted average grant date fair value
Unvested at January 29, 2023	640,256	$34.50
Granted	815,340	26.76
Forfeited	(25,874)	35.32
Vested	(369,017)	24.37
Unvested at July 30, 2023	1,060,705	$32.05
For the thirteen weeks ended August 4, 2024 and July 30, 2023, the Company recognized equity based compensation expense of $2.8 million and $1.3 million, respectively, and for the twenty-six weeks ended August 4, 2024 and July 30, 2023, the Company recognized equity based compensation expense of $3.9 million and $2.0 million, respectively.
The total unrecognized equity-based compensation cost related to unvested RSU and PSU awards was approximately $23.1 million as of August 4, 2024 and will be recognized in operations over a weighted average period of 2.80 years.
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

Share Repurchase Program
On June 11, 2024, our Board of Directors approved a $40.0 million share repurchase program. Under the share repurchase program, we may repurchase shares from time to time in the open market, privately negotiated transactions and accelerated share repurchase. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. The exact number of shares to be repurchased by the Company, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.

We did not repurchase any of our equity securities during the thirteen weeks ended August 4, 2024.

As of August 4, 2024, we have $40.0 million of remaining availability under the share repurchase program
Note 9. Segment Information
Segments are reflective of how the chief operating decision makers ("CODM") review operating results for the purpose of allocating resources and assessing performance. The CODM group of the Company is comprised of the Chief Executive Officer and the President/Chief Operating Officer. The Company's operating segments are the sales channels, which share similar economic and other qualitative characteristics, and are aggregated together as one reportable segment.
The Company’s net sales by product which are considered one segment are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023
Sactionals	$142,967	$140,507	$264,786	$268,413
Sacs	11,623	11,663	20,486	22,399
Other	2,000	2,359	3,961	4,910
Total net sales	$156,590	$154,529	$289,233	$295,722

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

Macroeconomic Factors
There are a number of macroeconomic factors and uncertainties affecting the overall business environment and our business, including increased inflation, elevated interest rates, weak housing market conditions, consumer debt and available credit, layoffs, political uncertainty, global conflicts and uncertainties in the global financial markets. These factors have had and may continue to have a negative impact on markets in which we operate, including the potential for an economic recession, a continued downturn in the housing market, and a reduction in consumer discretionary spending. We believe that these macroeconomic factors have caused a significant shift in consumer spending and a decline in the demand for home furnishings which has contributed to the slowdown in demand that we have experienced in our business which may continue in future periods.
Recent Developments

On June 11, 2024, our Board of Directors approved a share repurchase program for up to $40.0 million of shares of our common stock. Under the share repurchase program, we may repurchase shares from time to time in the open market, privately negotiated transactions and accelerated share repurchases. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. The exact number of shares to be repurchased by the Company, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice. We plan on funding repurchases with our current cash and cash equivalents and future cash flows.

Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered with any new setting, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, roll arm and angled sides. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 91.3% and 90.9% of our net sales for the thirteen weeks ended August 4, 2024 and July 30, 2023, respectively, and 91.5% and 90.8% of our net sales for the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.

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
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 5 different sizes ranging from 35 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. Our Sacs represented 7.4% and 7.5% of our net sales for the thirteen weeks ended August 4, 2024 and July 30, 2023, respectively, and 7.1% and 7.6% of our net sales for the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.
•Other Our Other product line enhances the versatility of our Sacs and Sactionals, catering to the evolving demands and preferences of our customers. In May 2024, we launched the PillowSac Accent Chair Frame, an accessory that elevates the style and comfort of our existing PillowSac. Our current offerings also include Sactional-specific drink holders, Footsac blankets, decorative pillows, fitted seat tables, ottomans in various styles and finishes, and the unique Sactionals Power Hub. These products provide our customers with the flexibility to personalize their furnishings with both decorative and practical add-ons, ensuring they can adapt to changing style preferences

Sales Channels
We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through three distinct, brand-enhancing channels.
•Showrooms. We market and sell our products through 254 showroom locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 42 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 63.1% and 63.6% of total net sales for the thirteen weeks ended August 4, 2024 and July 30, 2023, respectively, and 62.4% and 61.5% of our net sales for the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales generated by this channel accounted for 28.3% and 26.8% of total net sales for the thirteen weeks ended August 4, 2024 and July 30, 2023, respectively, and 28.0% and 27.6% of our net sales for the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, and barter inventory transactions.
◦In store and online pop-up-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are typically 10-day shows and are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. For the thirteen weeks ended August 4, 2024 and July 30, 2023, we operated 138 and 100 in store pop-up-shops, respectively, and 2 and 3 online pop-up-shops on Costco.com, respectively, and for the twenty-six weeks ended August 4, 2024 and July 30, 2023, we operated 258 and 195 in store pop-up-shops, respectively, and 5 and 5 online pop-up-shops on Costco.com, respectively.
◦Shop-in-shops. Shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. As of August 4, 2024 and July 30, 2023, we operated 51 and 25 Best Buy shop-in-shops, respectively.
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
Other net sales which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions accounted for 8.6% and 9.6% of our total net sales for the thirteen weeks ended August 4, 2024 and July 30, 2023, respectively, and 9.6% and 10.9% of our net sales for the twenty-six weeks ended August 4, 2024 and July 30, 2023, respectively.

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
Results of Operations
The following tables summarize key components of our results of operations for the thirteen and twenty-six weeks ended August 4, 2024 and July 30, 2023:

	Thirteen weeks ended		Thirteen weeks ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$98,773	$98,226	63.1%	63.6%
Internet	44,326	41,425	28.3%	26.8%
Other	13,491	14,878	8.6%	9.6%
Total net sales	156,590	154,529	100.0%	100.0%
Cost of merchandise sold	64,221	62,139	41.0%	40.2%
Gross profit	92,369	92,390	59.0%	59.8%
Operating expenses:
Selling, general and administration expenses	73,674	63,834	47.0%	41.3%
Advertising and marketing	23,310	26,535	14.9%	17.2%
Depreciation and amortization	3,756	3,014	2.4%	2.0%
Total operating expenses	100,740	93,383	64.3%	60.5%
Operating loss	(8,371)	(993)	(5.3)%	(0.7)%
Interest income, net	694	351	0.4%	0.2%
Net loss before taxes	(7,677)	(642)	(4.9)%	(0.5)%
Benefit from income taxes	1,816	7	1.2%	—%
Net loss	$(5,861)	$(635)	(3.7)%	(0.5)%

	Twenty-six weeks ended		Twenty-six weeks ended
	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$180,392	$181,800	62.4%	61.5%
Internet	80,929	81,650	28.0%	27.6%
Other	27,912	32,272	9.6%	10.9%
Total net sales	289,233	295,722	100.0%	100.0%
Cost of merchandise sold	124,819	132,757	43.2%	44.9%
Gross profit	164,414	162,965	56.8%	55.1%
Operating expenses:
Selling, general and administration expenses	142,077	120,380	49.1%	40.7%
Advertising and marketing	41,306	43,448	14.3%	14.7%
Depreciation and amortization	7,258	5,836	2.5%	2.0%
Total operating expenses	190,641	169,664	65.9%	57.4%
Operating loss	(26,227)	(6,699)	(9.1)%	(2.3)%
Interest income, net	1,438	692	0.5%	0.2%
Net loss before taxes	(24,789)	(6,007)	(8.6)%	(2.1)%
Benefit from income taxes	5,968	1,257	2.1%	0.4%
Net loss	$(18,821)	$(4,750)	(6.5)%	(1.7)%
Other Operational Data
Our recent showroom growth is summarized in the following table:

	Thirteen weeks ended		Twenty-six weeks ended
Showroom Count:	August 4, 2024	July 30, 2023	August 4, 2024	July 30, 2023
Showrooms open at beginning of period	246	211	230	195
Showrooms opened	10	18	34	34
Showrooms closed	(2)	(6)	(10)	(6)
Showrooms open at end of period(1)	254	223	254	223
Showroom remodels	—	—	—	—
(1) Showrooms open at the end of the period include 1 kiosk and 2 mobile concierges as of August 4, 2024, and 9 kiosks and 2 mobile concierges as of July 30, 2023.

Thirteen weeks ended August 4, 2024 compared to the thirteen weeks ended July 30, 2023
Net sales

Net sales increased $2.1 million, or 1.3%, in the thirteen weeks ended August 4, 2024 compared to the prior year period driven by new showroom openings, partially offset by a decrease of 5.4% in omni-channel comparable net sales. New customers increased by 12.9% in the thirteen weeks ended August 4, 2024 compared to an increase of 14.5% in the prior year period.

Showroom net sales increased $0.6 million, or 0.6%, in the thirteen weeks ended August 4, 2024 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) increased $2.9 million, or 7.0%, in the thirteen weeks ended August 4, 2024 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions decreased $1.4 million, or 9.3%, in the thirteen weeks ended August 4, 2024 compared to the prior year period primarily driven by lower productivity of our Costco in-store and online pop-up-shops on Costco.com, partially offset by 26 additional Best Buy shop-in-shop locations as of August 4, 2024 compared to July 30, 2023.

Gross profit
Gross profit remained flat in the thirteen weeks ended August 4, 2024 compared to the prior year period. Gross margin decreased 80 basis points to 59.0% of net sales in the thirteen weeks ended August 4, 2024 from 59.8% of net sales in the prior year period primarily driven by a decrease of 110 basis points in product margin driven by higher promotional discounting and an increase of 50 basis points in outbound transportation and warehousing costs, partially offset by a decrease of 80 basis points in inbound transportation costs.
Selling, general and administrative (SG&A) expenses

SG&A expenses increased $9.9 million, or 15.4%, in the thirteen weeks ended August 4, 2024 compared to the prior year period. The increase was primarily related to an increase of $6.4 million in payroll, $1.5 million in equity-based compensation, $0.9 million in professional fees, $0.7 million in rent, and $0.5 million in other investments in the business to support current and future growth. As a percentage of net sales, SG&A was 47.0% for the second quarter of fiscal 2025 compared to 41.3% for the second quarter of fiscal 2024.
Advertising and marketing expenses
Advertising and marketing expenses decreased $3.2 million, or 12.2%, in the thirteen weeks ended August 4, 2024 compared to the prior year period. Advertising and marketing expenses were 14.9% of net sales in the thirteen weeks ended August 4, 2024 compared to 17.2% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.8 million, or 24.6%, in the thirteen weeks ended August 4, 2024 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest income, net
Interest income, net was $0.7 million for the thirteen weeks ended August 4, 2024, compared to $0.4 million in the prior year period. Interest income earned on the Company’s cash and cash equivalents balances was favorable from higher interest rates compared to the prior year period.
Benefit from income taxes
Income tax benefit was $1.8 million for the thirteen weeks ended August 4, 2024, compared to less than $0.1 million in the prior year period. The change in benefit is primarily driven by higher net loss before taxes and an increase in the effective tax rate.

Twenty-six weeks ended August 4, 2024 compared to the twenty-six weeks ended July 30, 2023
Net sales

Net sales decreased $6.5 million, or 2.2%, in the twenty-six weeks ended August 4, 2024 compared to the prior year period driven by a decrease of 10.0% in omni-channel comparable net sales, partially offset by new showroom openings. New customers increased by 3.4% in the twenty-six weeks ended August 4, 2024 compared to an increase of 19.0% in the prior year period.

Showroom net sales decreased $1.4 million, or 0.8%, in the twenty-six weeks ended August 4, 2024 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) decreased $0.8 million, or 0.9%, in the twenty-six weeks ended August 4, 2024 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions decreased $4.4 million, or 13.5%, in the twenty-six weeks ended August 4, 2024 compared to the prior year period primarily driven by lower productivity of our Costco in-store and online pop-up-shops on Costco.com, partially offset by 26 additional Best Buy shop-in-shop locations as of August 4, 2024 compared to July 30, 2023.
Gross profit
Gross profit increased $1.4 million, or 0.9%, in the twenty-six weeks ended August 4, 2024 compared to the prior year period. Gross margin increased 170 basis points to 56.8% of net sales in the twenty-six weeks ended August 4, 2024 from 55.1% of net sales in the prior year period primarily driven by a decrease of 420 basis points in inbound transportation costs, partially offset by an increase of 130 basis points in outbound transportation and warehousing costs and a decrease of 120 basis points in product margin driven by higher promotional discounting.
Selling, general and administrative expenses
SG&A expenses increased $21.7 million, or 18.0%, in the twenty-six weeks ended August 4, 2024 compared to the prior year period. The increase was primarily related to an increase of $10.4 million in payroll, $5.5 million in professional fees, $1.9 million in equity-based compensation, $1.8 million in other investments in the business to support current and future growth, and $1.7 million in rent. As a percentage of net sales, SG&A was 49.1% in the twenty-six weeks ended August 4, 2024, compared to 40.7% in the prior year period.

Advertising and Marketing
Advertising and marketing expenses decreased $2.1 million, or 4.9%, in the twenty-six weeks ended August 4, 2024 compared to the prior year period. Advertising and marketing expenses were 14.3% of net sales in the twenty-six weeks ended August 4, 2024 compared to 14.7% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $1.5 million, or 24.4%, in the twenty-six weeks ended August 4, 2024 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest income, net
Interest income, net was $1.4 million for the twenty-six weeks ended August 4, 2024, compared to $0.7 million in the prior year period. Interest income earned on the Company’s cash and cash equivalents balances was favorable from higher interest rates compared to the prior year period.
Benefit from income taxes
Income tax benefit was $6.0 million for the twenty-six weeks ended August 4, 2024, compared to $1.3 million in the prior year period. The change in benefit is primarily driven by higher net loss before taxes and an increase in the effective tax rate.

Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. At August 4, 2024, we had $72.1 million in cash and cash equivalents. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. In the future, we may also use cash to repurchase shares of our common stock under our share repurchase program. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, customer deposits, and other current liabilities. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Cash paid for capital expenditures was $13.5 million in the twenty-six weeks ended August 4, 2024.
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

Condensed Statement of Cash flow Data:
	Twenty-six weeks ended
(amounts in thousands)	August 4, 2024	July 30, 2023
Net cash (used in) provided by operating activities	$(831)	$27,344
Net cash used in investing activities	(13,502)	(12,521)
Net cash used in financing activities	(577)	(3,640)
Net change in cash and cash equivalents	(14,910)	11,183
Cash and cash equivalents at the end of the period	72,126	54,716
Net cash (used in) provided by operating activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash lease expense, and deferred income taxes and the effect of changes in working capital and other activities.
Net cash used in operating activities was $0.8 million in the twenty-six weeks ended August 4, 2024, compared to net cash provided by operating activities of $27.3 million in the prior year period, primarily driven by higher net loss and changes in working capital related to income taxes paid, inventory management actions, and timing of payments to vendors.
Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings and the acquisition of intangible assets.
For the twenty-six weeks ended August 4, 2024 and July 30, 2023, net cash used in investing activities were $13.5 million and $12.5 million, respectively, mainly as a result of investments in new showrooms.

Net cash used in financing activities
Financing activities consist primarily of taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For the twenty-six weeks ended August 4, 2024 and July 30, 2023, net cash used in financing activities was $0.6 million and $3.6 million, respectively, mostly due to taxes paid for the net share settlement of equity awards.
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
On March 24, 2023, we amended the credit agreement to extend the maturity date to September 30, 2024. On July 29, 2024, we amended the credit agreement to add an uncommitted accordion feature that allows the Company, subject to certain customary conditions, to increase the size of the revolving credit facility by $10 million and, among other things, extend the maturity date of the loans made under the Amendment from September 30, 2024 to July 29, 2029.
For additional information regarding our line of credit with Wells Fargo Bank, see Note 7. Financing Arrangements. As of August 4, 2024 and February 4, 2024, the Company’s borrowing availability under the line of credit was $36.0 million, and there were no outstanding borrowings under our credit facility.
Share Repurchase
On June 11, 2024, our board of directors authorized a share repurchase program for up to $40.0 million of shares of our common stock. Under the share repurchase program, we may repurchase shares from time to time in the open market, privately negotiated transactions and accelerated share repurchase. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We have not purchased any of our equity securities under the program to date. We plan on funding any repurchases in the future with our current cash and cash equivalents and future cash flows.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of August 4, 2024, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our financial statements included on Form 10-K for the fiscal year ended February 4, 2024 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the twenty-six weeks ended August 4, 2024.

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

Inflation

In the first half of fiscal 2025, we saw inflationary pressures across various parts of our business and operations, including, but not limited to, wholesale cost inflation and rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 4, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended August 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 6. Commitments and Contingencies, included in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 4, 2024.
We cannot guarantee that our share repurchase program will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves.

In June 2024, our Board of Directors approved a share repurchase program under which we are authorized to purchase up to $40.0 million of our common stock from time to time. Our share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase shares at favorable prices or at all. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce the market liquidity for our stock and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes. The actual timing, number and value of shares repurchased will depend on various factors, including the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.

Director and Officer Trading Arrangements

On June 28, 2024, Shawn D. Nelson, CEO, terminated his Rule 10b5-1 trading arrangement that was adopted on December 12, 2023.
No other directors or officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement (each as defined in Item 408 (a) and (c) of Regulation S-K) during the thirteen weeks ended August 4, 2024. Transactions by Section 16 directors and officers will be disclosed publicly through Form 4 filings with the SEC to the extent required by law.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.1†	Ninth Amendment to Credit Agreement, dated as of July 29, 2024, by and among The Lovesac Company, Wells Fargo Bank, National Association, as agent, swing line lender and L/C issuer, and the other lenders party thereto.	8-K	10.1	7/31/2024
10.2+	Amendment No. 2 to the Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	6/14/2024
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.
† Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.
+ Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: September 12, 2024		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: September 12, 2024		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)