Form 10-Q
period 2024-11-03
Lovesac Co
filed 2024-12-12
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 6, 2024, there were 15,432,856 shares of common stock, $0.00001 par value per share, outstanding.

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

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, political instability, civil unrest, armed hostilities and global conflict, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; the impact of changes or declines in consumer spending and inflation on our business, sales, results of operations and financial condition; active, pending or threatened litigation; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our cash flows, changes in the market price of the Company’s common stock, global economic and market conditions and other considerations that could impact the specific timing, price and size of repurchases under our stock repurchase program or our ability to fund any stock repurchases; our ability to improve our products and develop new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; execution of our share repurchase program and its expected benefits for enhancing long-term shareholder value; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; the impact of the restatement of our previously issued audited financial statements as of and for the year ended January 29, 2023 and our unaudited condensed financial statements for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022, and the related litigation and investigation related to such restatements; any inability to implement and maintain effective internal control over financial reporting; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate, our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this
ii

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share amounts)	November 3, 2024	February 4, 2024
Assets
Current Assets
Cash and cash equivalents	$61,691	$87,036
Trade accounts receivable, net	16,115	13,463
Merchandise inventories, net	113,445	98,440
Prepaid expenses	16,727	11,664
Other current assets	1,956	3,845
Total Current Assets	209,934	214,448
Property and equipment, net	76,562	70,807
Operating lease right-of-use assets	158,370	155,856
Goodwill	144	144
Intangible assets, net	1,531	1,457
Deferred tax asset	19,119	10,803
Other assets	34,054	28,665
Total Assets	$499,714	$482,180
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$48,665	$28,821
Accrued expenses	39,838	38,622
Payroll payable	9,846	6,998
Customer deposits	16,637	8,257
Current operating lease liabilities	21,194	17,628
Sales taxes payable	4,909	6,030
Total Current Liabilities	141,089	106,356
Operating lease liabilities, long-term	161,677	157,876
Income tax payable, long-term	452	452
Line of credit	—	—
Total Liabilities	303,218	264,684
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of November 3, 2024 and February 4, 2024.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 15,430,783 shares issued and outstanding as of November 3, 2024 and 15,489,364 shares issued and outstanding as of February 4, 2024.	—	—
Additional paid-in capital	189,295	183,095
Accumulated earnings	7,201	34,401
Stockholders' Equity	196,496	217,496
Total Liabilities and Stockholders' Equity	$499,714	$482,180
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands, except per share data and share amounts)	November 3, 2024	October 29, 2023	November 3, 2024	October 29, 2023
Net sales	$149,905	$154,036	$439,138	$449,758
Cost of merchandise sold	62,266	65,594	187,085	198,351
Gross profit	87,639	88,442	252,053	251,407
Operating expenses:
Selling, general and administration expenses	71,749	67,630	213,826	188,010
Advertising and marketing	19,947	21,110	61,253	64,558
Depreciation and amortization	3,666	3,311	10,924	9,147
Total operating expenses	95,362	92,051	286,003	261,715
Operating loss	(7,723)	(3,609)	(33,950)	(10,308)
Interest income, net	701	269	2,139	961
Net loss before taxes	(7,022)	(3,340)	(31,811)	(9,347)
Benefit from income taxes	2,092	999	8,060	2,256
Net loss	$(4,930)	$(2,341)	$(23,751)	$(7,091)

Net loss per common share:
Basic	$(0.32)	$(0.15)	$(1.53)	$(0.46)
Diluted	$(0.32)	$(0.15)	$(1.53)	$(0.46)

Weighted average shares outstanding:
Basic	15,574,293	15,522,510	15,567,442	15,391,971
Diluted	15,574,293	15,522,510	15,567,442	15,391,971

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2024 AND OCTOBER 29, 2023
(unaudited)

	Thirteen weeks ended
	Common
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance - August 4, 2024	15,558,682	$—	$186,562	$15,580	$202,142
Net loss	—	—	—	(4,930)	(4,930)
Equity-based compensation	—	—	2,783	—	2,783
Vested restricted stock units	3,525	—	—	—	—
Repurchases of common stock	(131,424)	—	—	(3,449)	(3,449)
Taxes paid for net share settlement of equity awards	—	—	(50)	—	(50)
Balance - November 3, 2024	15,430,783	—	189,295	7,201	196,496

Balance - July 30, 2023	15,481,925	$—	$181,003	$5,790	$186,793
Net loss	—	—	—	(2,341)	(2,341)
Equity-based compensation	—	—	1,090	—	1,090
Vested restricted stock units	4,394	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(38)	—	(38)
Balance - October 29, 2023	15,486,319	$—	$182,055	$3,449	$185,504

	Thirty-nine weeks ended
	Common		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - February 4, 2024	15,489,364	$—	$183,095	$34,401	$217,496
Net loss	—	—	—	(23,751)	(23,751)
Equity-based compensation	—	—	6,687	—	6,687
Vested restricted stock units	72,843	—	—	—	—
Repurchases of common stock	(131,424)	—	—	(3,449)	(3,449)
Taxes paid for net share settlement of equity awards	—	—	(487)	—	(487)
Balance - November 3, 2024	15,430,783	$—	$189,295	$7,201	$196,496

Balance - January 29, 2023	15,195,698	$—	$182,554	$10,540	$193,094
Net loss	—	—	—	(7,091)	(7,091)
Equity-based compensation	—	—	3,127	—	3,127
Vested restricted stock units	216,029	—	—	—	—
Exercise of warrants	74,592	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,626)	—	(3,626)
Balance - October 29 2023	15,486,319	$—	$182,055	$3,449	$185,504

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(amounts in thousands)	November 3, 2024	October 29, 2023
Cash Flows from Operating Activities
Net loss	$(23,751)	$(7,091)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	10,610	8,820
Amortization of other intangible assets	314	327
Amortization of deferred financing fees	112	120
Net loss on disposal of property and equipment	74	162
Equity based compensation	6,687	3,127
Non-cash lease expense	18,741	16,567
Deferred income taxes	(8,316)	(2,352)
Change in operating assets and liabilities:
Trade accounts receivable	(2,652)	(3,910)
Merchandise inventories	(15,005)	3,002
Prepaid expenses and other current assets	(2,983)	(1,552)
Other assets	(5,389)	(4,580)
Accounts payable and accrued expenses	22,020	15,061
Operating lease liabilities	(13,888)	(10,507)
Customer deposits	8,380	2,929
Net cash (used in) provided by operating activities	(5,046)	20,123
Cash Flows from Investing Activities
Purchase of property and equipment	(15,739)	(21,949)
Payments for patents and trademarks	(339)	(291)
Net cash used in investing activities	(16,078)	(22,240)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(487)	(3,626)
Repurchases of common stock	(3,431)	—
Payment of deferred financing costs	(303)	(52)
Net cash used in financing activities	(4,221)	(3,678)
Net change in cash and cash equivalents	(25,345)	(5,795)
Cash and cash equivalents - Beginning	87,036	43,533
Cash and cash equivalents - Ending	$61,691	$37,738
Supplemental Cash Flow Data:
Cash paid for taxes	$8,383	$1,234
Cash paid for interest	$92	$76
Non-cash investing and financing activities:
Asset acquisitions not yet paid for at period end	$1,344	$1,983
Excise tax on share repurchases, accrued but not paid	$18	$—
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2024 AND OCTOBER 29, 2023
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
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, and their associated home decor accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, as well as through in store and online pop-up-shops and shop-in-shops with third party retailers, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry. As of November 3, 2024, the Company operated 258 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.
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
Recent Accounting Pronouncements
We have considered all recent accounting pronouncements issued by the Financial Accounting Standards Board, and did not adopt any new accounting pronouncements during the thirteen weeks ended November 3, 2024 that had a material impact on our financial condition, results of operations or cash flows. There were no significant changes in recently issued accounting pronouncements pending adoption from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 4, 2024, and those not discussed in our Annual Report on Form 10-K are either not applicable or are not expected to have a material impact on our financial condition, results of operations or cash flows.

Employee Benefit Plan
In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with elective deferrals beginning May 1, 2017. The 401(k) Plan calls for elective deferral contributions, safe harbor matching contributions and profit sharing contributions. All associates of the Company are eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants are able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The Company's contributions to the 401(k) Plan were $0.5 million and $0.4 million during the thirteen weeks ended November 3, 2024 and October 29, 2023, respectively, and $1.6 million and $1.2 million for the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.
Note 2. Revenue Recognition
The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $26.1 million and $29.3 million during the thirteen weeks ended November 3, 2024 and October 29, 2023, respectively, and $79.9 million and $92.8 million for the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed statements of operations and an increase in inventory and customers returns liability on the condensed balance sheets. As of November 3, 2024 and February 4, 2024, there was a returns allowance recorded on the condensed balance sheet in the amount of $4.6 million and $5.6 million, respectively, which was included in accrued expenses, and sales returns of $1.2 million and $1.3 million, respectively, included in merchandise inventories.
In most cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company’s condensed balance sheet. As of November 3, 2024 and February 4, 2024, the Company recorded customer deposit liabilities in the amount of $16.6 million and $8.3 million respectively. During the thirty-nine weeks ended November 3, 2024 and October 29, 2023, the Company recognized $8.3 million and $6.8 million, respectively, related to customer deposits from fiscal 2024 and 2023, respectively.
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

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands)	November 3, 2024	October 29, 2023	November 3, 2024	October 29, 2023
Showrooms	$91,008	$98,663	$271,400	$280,463
Internet	44,867	40,023	125,796	121,673
Other	14,030	15,350	41,942	47,622
Total net sales	$149,905	$154,036	$439,138	$449,758
The Company has no foreign operations and its net sales to foreign countries was less than .01% of total net sales for the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023.  The Company had no customers that comprise more than 10% of total net sales for the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023.

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

The Company recognized barter sales in exchange for media credits of $2.5 million during the thirteen weeks ended November 3, 2024 and October 29, 2023, and $9.0 million and $9.4 million during the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively. As of November 3, 2024 and February 4, 2024, the Company had $6.1 million and $5.1 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $32.2 million and $27.7 million, respectively, classified as non-current. The credits expire from January through October 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment during the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.
Note 3. Income Taxes
For the thirteen weeks ended November 3, 2024 and October 29, 2023, the Company recorded an income tax benefit of $2.1 million and $1.0 million, respectively, which reflects an effective tax rate of 29.8% and 29.9%, respectively. For the thirty-nine weeks ended November 3, 2024 and October 29, 2023, the Company recorded an income tax benefit of $8.1 million and $2.3 million, respectively, which reflects an effective tax rate of 25.3% and 24.1%, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023 varies from the 21% federal statutory tax rate primarily due to state taxes.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.
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

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands, except per share data and share amounts)	November 3, 2024	October 29, 2023	November 3, 2024	October 29, 2023
Net loss	$(4,930)	$(2,341)	$(23,751)	$(7,091)

Weighted-average number of common shares outstanding, basic	15,574,293	15,522,510	15,567,442	15,391,971
Effect of dilutive securities(1)	—	—	—	—
Weighted-average number of common shares outstanding, diluted	15,574,293	15,522,510	15,567,442	15,391,971

Basic net loss per share	$(0.32)	$(0.15)	$(1.53)	$(0.46)
Diluted net loss per share	$(0.32)	$(0.15)	$(1.53)	$(0.46)
(1) The effect of dilutive securities includes unvested restricted stock units and stock options. For the thirteen weeks ended November 3, 2024 and October 29, 2023, unvested restricted stock units of 1,311,873 and 1,059,204, respectively, and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. For the thirty-nine weeks ended November 3, 2024 and October 29, 2023, unvested restricted stock units of 1,311,873 and 1,059,204, respectively, and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
Note 5. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 3, 2024	October 29, 2023	November 3, 2024	October 29, 2023
Operating lease expense	$8,713	$7,601	$25,650	$21,996
Variable and short term lease expense	1,540	2,750	4,436	7,939
Total lease expense	$10,253	$10,351	$30,086	$29,935
Variable lease expense includes percentage rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023, we did not recognize any impairment charges associated with showroom-level right-of-use assets.
Supplemental information related to our operating leases is as follows (in thousands):

	Thirty-nine weeks ended
(amounts in thousands)	November 3, 2024	October 29, 2023
Operating cash flow information:
Amounts paid on operating lease liabilities	$25,690	$21,957
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$16,961	$25,672
Weighted average remaining lease term - operating leases	7.0 years	7.4 years
Weighted average discount rate - operating leases	5.16%	4.58%

Note 6. Commitments and Contingencies

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business, as well as certain other non-ordinary course proceedings, claims and investigations, as described below. We make a provision for a loss contingency when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we disclose such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we disclose that fact. We review any such loss contingency provisions at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. We recognize insurance recoveries, if any, when they are probable of receipt. All associated costs due to third-party service providers and consultants, including legal fees, are expensed as incurred. Legal proceedings are inherently unpredictable. It is possible that our consolidated financial position, results of operations or cash flows could be materially negatively affected in any particular period by an unfavorable resolution of one or more of such legal proceedings.

As previously disclosed, the Company voluntarily self-reported to the SEC information concerning the internal investigation of the accounting matters that led to the restatement of its previously issued audited financial statements as of and for the year ended January 29, 2023 and our unaudited condensed financial statements for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022. As a result of self-reporting, the Company was the subject of a non-public investigation by the SEC. The Company cooperated fully with the SEC in its investigation, and on October 29, 2024, the Company agreed to a settlement to resolve the claims against it. Without admitting or denying the SEC’s allegations, Lovesac agreed to the entry of a final judgment ordering it to pay a $1.5 million civil penalty and imposing a permanent injunction against future violations of Section 17(a)(3) of the Securities Act of 1933 and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 and the associated rules thereunder. The penalties were accrued within selling, general and administrative expense in the Condensed Statements of Operations during the thirteen weeks ended November 3, 2024, and subsequently paid in full in the fourth quarter of fiscal 2025.

On December 19, 2023, a putative securities class action was filed against the Company and certain of its current and former officers related to the restatement of certain of the Company’s financial statements. The suit, captioned Gutknecht v. The Lovesac Company, No. 3:23-cv-1640, was filed in the United States District Court for the District of Connecticut and alleges that all defendants violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 and that the individual defendants violated Section 20(a) of the Exchange Act. The complaint generally alleges that the Company made certain misrepresentations or failed to disclose certain accounting errors related to the restatement of its financial statements and that the Company’s disclosure controls and procedures and internal controls over financial reporting were deficient. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees, and other costs. On March 11, 2024, the court appointed Susan Cooke Peña as Lead Plaintiff and The Rosen Law Firm, P.A. as Lead Counsel. On May 29, 2024, the parties entered into a term sheet to settle the action, subject to various conditions, including execution of a definitive settlement agreement, filing of the definitive agreement with the court, and court approval. The parties executed the definitive settlement agreement on July 30, 2024. The court preliminarily approved the proposed settlement on August 1, 2024, authorized dissemination of notice to the class, and scheduled a fairness hearing. On December 9, 2024, the Court entered an order approving final settlement of the litigation, including dismissing the lawsuit and releasing all claims in exchange for a settlement payment by the Company (the “Approval Order”). On December 10, 2024, the Court entered judgment dismissing the litigation on the merits and with prejudice according to the terms of the parties’ settlement agreement and the Approval Order. The settlement was accrued within selling, general and administrative expense in the Condensed Statements of Operations during the thirteen weeks ended November 3, 2024, and will be paid in full in the fourth quarter of fiscal 2025.

On July 29, 2024, a putative shareholder derivative action captioned Getz v. Nelson, No. 3:24-cv-1260, was filed in the United States District Court for the District of Connecticut on behalf of the Company against certain of its current and former officers and directors. Two similar shareholder derivative actions, captioned Valle v. Dellomo, No. 3:24-cv-1327, and McKinnon v. Nelson, No. 3:24-cv-1343, were filed in the same court against the same defendants on August 19, 2024, and August 21, 2024, respectively. The cases assert claims on behalf of the Company for breach of fiduciary duty, violations of the Exchange Act, unjust enrichment, corporate waste, and aiding and abetting primary violations. The factual allegations underlying those claims are similar to those alleged in the securities class action. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees, and other costs. On September 11, 2024, the parties filed a stipulation asking the court to consolidate the three related cases. The cases are at an early stage and the outcome is uncertain; however, the Company does not expect the ultimate resolution of this matter to have a material impact to the financial statements.

On March 21, 2024, a putative class action complaint related to the Company’s pricing was filed against the Company. The lawsuit, captioned Nguyen v. The Lovesac Company, was filed in the Superior Court of California, County of Sacramento, and was removed to the United States District Court for the Eastern District of California. The complaint generally alleges that the Company falsely advertised discounts on certain products. The plaintiff seeks, among other things, an unspecified amount of monetary damages, including treble damages, punitive damages, injunctive relief related to the Company’s sales practices, and attorneys’ fees, expert fees, and other expenses. On June 24, 2024, the Company filed a motion to dismiss. On July 15, 2024, the plaintiff filed an amended complaint. On August 12, 2024, the Company filed a motion to dismiss the plaintiff’s amended complaint, which is pending a decision by the court. On November 26, 2024, the court entered an order to stay all proceedings in the case until March 24, 2025 in light of a mediation of the dispute scheduled for January 23, 2025. The litigation is in its early stages and the final determinations of liability arising from this litigation matter will only be made following comprehensive investigations and litigation processes. There has been no demand made by plaintiff. At this time, we are unable to reasonably estimate the possible loss or range of loss from this proceeding.
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
As of November 3, 2024 and February 4, 2024, the Company’s borrowing availability under the line of credit with Wells was $36.0 million. As of November 3, 2024 and February 4, 2024, there were no borrowings outstanding on this line of credit.
Note 8. Stockholders' Equity
Common Stock Warrants
On June 29, 2018, the Company issued 281,750 warrants with a five-year term to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company's IPO. Warrants may be exercised on a cashless basis, where the holders receive fewer shares of common stock in lieu of a cash payment to the Company. On June 26, 2023, Roth Capital Partners, LLC performed a cashless exercise of all 281,750 remaining outstanding warrants resulting in 74,592 net shares issued. As of November 3, 2024, no warrants remain outstanding.
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
There were no stock options issued, exercised, or expired and canceled for the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023. As of November 3, 2024, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 4.6 years, and no intrinsic value. As of October 29, 2023, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 0.6 years and no intrinsic value.

Time and Performance Based Restricted Stock Units
The following table summarizes the Company's RSU and PSU awards activity during the thirty-nine weeks ended November 3, 2024 and October 29, 2023:

	Number of shares	Weighted average grant date fair value
Unvested at February 4, 2024	1,032,408	$31.41
Granted	846,834	21.46
Forfeited	(464,583)	32.95
Vested	(102,786)	33.08
Unvested at November 3, 2024	1,311,873	$24.31

	Number of shares	Weighted average grant date fair value
Unvested at January 29, 2023	640,256	$34.50
Granted	836,678	26.50
Forfeited	(42,141)	32.97
Vested	(375,589)	24.43
Unvested at October 29, 2023	1,059,204	$31.81
For the thirteen weeks ended November 3, 2024 and October 29, 2023, the Company recognized equity based compensation expense of $2.8 million and $1.1 million, respectively, and for the thirty-nine weeks ended November 3, 2024 and October 29, 2023, the Company recognized equity based compensation expense of $6.7 million and $3.1 million, respectively.
The total unrecognized equity-based compensation cost related to unvested RSU and PSU awards was approximately $20.3 million as of November 3, 2024 and will be recognized in operations over a weighted average period of 2.67 years.
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

During the thirteen weeks ended November 3, 2024, we repurchased and subsequently retired 131,424 shares of common stock for $3.4 million, including broker commissions and fees. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of certain stock repurchases. During the thirteen weeks ended November 3, 2024, the excise tax on net share repurchases was not material.

As of November 3, 2024, we had $36.6 million available to repurchase shares pursuant to the share repurchase program.

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
The Company’s net sales by product which are considered one reportable segment are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands)	November 3, 2024	October 29, 2023	November 3, 2024	October 29, 2023
Sactionals	$137,025	$140,307	$401,811	$408,720
Sacs	10,809	11,277	31,295	33,676
Other	2,071	2,452	6,032	7,362
Total net sales	$149,905	$154,036	$439,138	$449,758

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

Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, the Sactionals StealthTech Sound + Charge System, and the most recently launched PillowSacTM Accent Chair. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.

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
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing only two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting covers that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, roll arm and angled sides. In September 2024, we launched the AnyTableTM, a versatile table that seamlessly enhances any Sactionals living space. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 91.4% and 91.1% of our net sales for the thirteen weeks ended November 3, 2024 and October 29, 2023, respectively, and 91.5% and 90.9% of our net sales for the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.

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
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 5 different sizes ranging from 35 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. In May 2024, we launched the PillowSacTM Accent Chair Frame, an accessory that elevates the style and comfort of our existing PillowSac. Our Sacs represented 7.2% and 7.3% of our net sales for the thirteen weeks ended November 3, 2024 and October 29, 2023, respectively, and 7.1% and 7.5% of our net sales for the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.
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
•Showrooms. We market and sell our products through 258 showroom locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 42 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 60.7% and 64.0% of total net sales for the thirteen weeks ended November 3, 2024 and October 29, 2023, respectively, and 61.8% and 62.3% of our net sales for the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales generated by this channel accounted for 29.9% and 26.0% of total net sales for the thirteen weeks ended November 3, 2024 and October 29, 2023, respectively, and 28.6% and 27.1% of our net sales for the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, and barter inventory transactions.
◦In store and online pop-up-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are typically 10-day shows and are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. For the thirteen weeks ended November 3, 2024 and October 29, 2023, we operated 165 and 147 in store pop-up-shops, respectively, and 2 online pop-up-shops on Costco.com, and for the thirty-nine weeks ended November 3, 2024 and October 29, 2023, we operated 423 and 342 in store pop-up-shops, respectively, and 7 online pop-up-shops on Costco.com.
◦Shop-in-shops. Shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. As of November 3, 2024 and October 29, 2023, we operated 49 and 41 Best Buy shop-in-shops, respectively.
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
Other net sales which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions accounted for 9.4% and 10.0% of our total net sales for the thirteen weeks ended November 3, 2024 and October 29, 2023, respectively, and 9.6% and 10.6% of our net sales for the thirty-nine weeks ended November 3, 2024 and October 29, 2023, respectively.

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

Cost of Merchandise Sold

Cost of merchandise sold includes the direct cost of sold merchandise; inventory shrinkage; inventory adjustments due to obsolescence, including excess and slow-moving inventory and lower of cost or net realizable value reserves; inbound freight; all freight costs to ship merchandise to our showrooms, and warehousing and all logistics costs associated with shipping product to our customers. Certain competitors and other retailers may report gross profit differently than we do, by excluding from gross profit some or all of the costs related to their distribution network and instead including them in selling, general and administrative expenses. As a result, the reporting of our gross profit and profit margin may not be comparable to other companies.

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

Our recent revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are payroll and rent costs. We expect these expenses to increase as we grow our business. We expect to leverage total selling, general and administrative expenses as a percentage of net sales as net sales volumes continue to grow. We expect to continue to invest in infrastructure to support the Company's growth. Our continued infrastructure investments include research and development costs on our existing and future products and foundational technology investments to support our continued growth. These investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment. However, total selling, general and administrative expenses generally will leverage during the periods of investments with the greatest leverage occurring within the fourth quarter.

Advertising and Marketing Expense
Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. Advertising and marketing expense is expected to continue to increase as a percentage of net sales as we continue to invest in advertising and marketing which has accelerated net sales growth.
Results of Operations
The following tables summarize key components of our results of operations for the thirteen and thirty-nine weeks ended November 3, 2024 and October 29, 2023:

	Thirteen weeks ended		Thirteen weeks ended
	November 3, 2024	October 29, 2023	November 3, 2024	October 29, 2023
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$91,008	$98,663	60.7%	64.0%
Internet	44,867	40,023	29.9%	26.0%
Other	14,030	15,350	9.4%	10.0%
Total net sales	149,905	154,036	100.0%	100.0%
Cost of merchandise sold	62,266	65,594	41.5%	42.6%
Gross profit	87,639	88,442	58.5%	57.4%
Operating expenses:
Selling, general and administration expenses	71,749	67,630	47.9%	43.9%
Advertising and marketing	19,947	21,110	13.3%	13.7%
Depreciation and amortization	3,666	3,311	2.4%	2.1%
Total operating expenses	95,362	92,051	63.6%	59.7%
Operating loss	(7,723)	(3,609)	(5.1)%	(2.3)%
Interest income, net	701	269	0.5%	0.2%
Net loss before taxes	(7,022)	(3,340)	(4.6)%	(2.1)%
Benefit from income taxes	2,092	999	1.4%	0.6%
Net loss	$(4,930)	$(2,341)	(3.2)%	(1.5)%

	Thirty-nine weeks ended		Thirty-nine weeks ended
	November 3, 2024	October 29, 2023	November 3, 2024	October 29, 2023
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$271,400	$280,463	61.8%	62.3%
Internet	125,796	121,673	28.6%	27.1%
Other	41,942	47,622	9.6%	10.6%
Total net sales	439,138	449,758	100.0%	100.0%
Cost of merchandise sold	187,085	198,351	42.6%	44.1%
Gross profit	252,053	251,407	57.4%	55.9%
Operating expenses:
Selling, general and administration expenses	213,826	188,010	48.7%	41.8%
Advertising and marketing	61,253	64,558	13.9%	14.4%
Depreciation and amortization	10,924	9,147	2.5%	2.0%
Total operating expenses	286,003	261,715	65.1%	58.2%
Operating loss	(33,950)	(10,308)	(7.7)%	(2.3)%
Interest income, net	2,139	961	0.5%	0.2%
Net loss before taxes	(31,811)	(9,347)	(7.2)%	(2.1)%
Benefit from income taxes	8,060	2,256	1.8%	0.5%
Net loss	$(23,751)	$(7,091)	(5.4)%	(1.6)%
Other Operational Data
Our recent showroom growth is summarized in the following table:

	Thirteen weeks ended		Thirty-nine weeks ended
Showroom Count:	November 3, 2024	October 29, 2023	November 3, 2024	October 29, 2023
Showrooms open at beginning of period	254	223	230	195
Showrooms opened	5	10	39	44
Showrooms closed	(1)	(3)	(11)	(9)
Showrooms open at end of period(1)	258	230	258	230
Showroom remodels	—	—	—	—
(1) Showrooms open at the end of the period include 1 kiosk and 2 mobile concierges as of November 3, 2024, and 7 kiosks and 2 mobile concierges as of October 29, 2023.

Thirteen weeks ended November 3, 2024 compared to the thirteen weeks ended October 29, 2023
Net sales

Net sales decreased $4.1 million, or 2.7%, in the thirteen weeks ended November 3, 2024 compared to the prior year period driven by a decrease of 8.3% in omni-channel comparable net sales, partially offset by new showroom openings. New customers increased by 6.9% in the thirteen weeks ended November 3, 2024 compared to an increase of 15.9% in the prior year period.

Showroom net sales decreased $7.7 million, or 7.8%, in the thirteen weeks ended November 3, 2024 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) increased $4.9 million, or 12.1%, in the thirteen weeks ended November 3, 2024 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions decreased $1.4 million, or 8.6%, in the thirteen weeks ended November 3, 2024 compared to the prior year period primarily driven by lower productivity of our Costco in-store and online pop-up-shops on Costco.com, partially offset by 8 additional Best Buy shop-in-shop locations as of November 3, 2024 compared to October 29, 2023.

Gross profit
Gross profit decreased $0.8 million, or 0.9% in the thirteen weeks ended November 3, 2024 compared to the prior year period. Gross margin increased 110 basis points to 58.5% of net sales in the thirteen weeks ended November 3, 2024 from 57.4% of net sales in the prior year period primarily driven by decreases of 120 basis points in inbound transportation costs and 40 basis points in outbound transportation and warehousing costs, partially offset by a decrease of 50 basis points in product margin driven by higher promotional discounting.
Selling, general and administrative (SG&A) expenses

SG&A expenses increased $4.1 million, or 6.1%, in the thirteen weeks ended November 3, 2024 compared to the prior year period. The increase was primarily related to an increase of $5.0 million in payroll, $1.7 million in equity-based compensation, and $0.8 million in rent, partially offset by decreases of $1.4 million in professional fees, $1.0 million in credit card fees, and $0.9 million in other investments in the business to support current and future growth. As a percentage of net sales, SG&A was 47.9% for the thirteen weeks ended November 3, 2024 compared to 43.9% in the prior year period.
Advertising and marketing expenses
Advertising and marketing expenses decreased $1.2 million, or 5.5%, in the thirteen weeks ended November 3, 2024 compared to the prior year period. Advertising and marketing expenses were 13.3% of net sales in the thirteen weeks ended November 3, 2024 compared to 13.7% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.4 million, or 10.7%, in the thirteen weeks ended November 3, 2024 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest income, net
Interest income, net was $0.7 million for the thirteen weeks ended November 3, 2024, compared to $0.3 million in the prior year period. Interest income earned on the Company’s cash and cash equivalents balances was favorable from higher interest rates compared to the prior year period.
Benefit from income taxes
Income tax benefit was $2.1 million for the thirteen weeks ended November 3, 2024, compared to $1.0 million in the prior year period. The change in benefit is primarily driven by higher net loss before taxes.

Thirty-nine weeks ended November 3, 2024 compared to the thirty-nine weeks ended October 29, 2023
Net sales

Net sales decreased $10.7 million, or 2.4%, in the thirty-nine weeks ended November 3, 2024 compared to the prior year period driven by a decrease of 9.1% in omni-channel comparable net sales, partially offset by new showroom openings. New customers increased by 4.2% in the thirty-nine weeks ended November 3, 2024 compared to an increase of 18.5% in the prior year period.

Showroom net sales decreased $9.1 million, or 3.2%, in the thirty-nine weeks ended November 3, 2024 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) increased $4.1 million, or 3.4%, in the thirty-nine weeks ended November 3, 2024 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions decreased $5.7 million, or 11.9%, in the thirty-nine weeks ended November 3, 2024 compared to the prior year period primarily driven by lower productivity of our Costco in-store and online pop-up-shops on Costco.com, partially offset by 8 additional Best Buy shop-in-shop locations as of November 3, 2024 compared to October 29, 2023.
Gross profit
Gross profit increased $0.7 million, or 0.3%, in the thirty-nine weeks ended November 3, 2024 compared to the prior year period. Gross margin increased 150 basis points to 57.4% of net sales in the thirty-nine weeks ended November 3, 2024 from 55.9% of net sales in the prior year period primarily driven by a decrease of 320 basis points in inbound transportation costs, partially offset by an increase of 80 basis points in outbound transportation and warehousing costs and a decrease of 90 basis points in product margin driven by higher promotional discounting.
Selling, general and administrative expenses
SG&A expenses increased $25.8 million, or 13.7%, in the thirty-nine weeks ended November 3, 2024 compared to the prior year period. The increase was primarily related to an increase of $15.3 million in payroll, $4.1 million in professional fees, $3.6 million in equity-based compensation, $2.5 million in rent, and $0.9 million in other investments in the business to support current and future growth, partially offset by a decrease of $1.1 million in credit card fees. As a percentage of net sales, SG&A was 48.7% in the thirty-nine weeks ended November 3, 2024, compared to 41.8% in the prior year period.

Advertising and Marketing
Advertising and marketing expenses decreased $3.3 million, or 5.1%, in the thirty-nine weeks ended November 3, 2024 compared to the prior year period. Advertising and marketing expenses were 13.9% of net sales in the thirty-nine weeks ended November 3, 2024 compared to 14.4% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $1.8 million, or 19.4%, in the thirty-nine weeks ended November 3, 2024 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest income, net
Interest income, net was $2.1 million for the thirty-nine weeks ended November 3, 2024, compared to $1.0 million in the prior year period. Interest income earned on the Company’s cash and cash equivalents balances was favorable from higher interest rates compared to the prior year period.
Benefit from income taxes
Income tax benefit was $8.1 million for the thirty-nine weeks ended November 3, 2024, compared to $2.3 million in the prior year period. The change in benefit is primarily driven by higher net loss before taxes.

Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. At November 3, 2024, we had $61.7 million in cash and cash equivalents. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. We periodically use cash to repurchase shares of our common stock under our share repurchase program. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, customer deposits, and other current liabilities. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Cash paid for capital expenditures was $16.1 million in the thirty-nine weeks ended November 3, 2024.
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

Condensed Statement of Cash flow Data:
	Thirty-nine weeks ended
(amounts in thousands)	November 3, 2024	October 29, 2023
Net cash (used in) provided by operating activities	$(5,046)	$20,123
Net cash used in investing activities	(16,078)	(22,240)
Net cash used in financing activities	(4,221)	(3,678)
Net change in cash and cash equivalents	(25,345)	(5,795)
Cash and cash equivalents at the end of the period	61,691	37,738
Net cash (used in) provided by operating activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash lease expense, and deferred income taxes and the effect of changes in working capital and other activities.
Net cash used in operating activities was $5.0 million in the thirty-nine weeks ended November 3, 2024, compared to net cash provided by operating activities of $20.1 million in the prior year period, primarily driven by higher net loss and changes in working capital related to income taxes paid and inventory management actions.
Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings and the acquisition of intangible assets.
For the thirty-nine weeks ended November 3, 2024 and October 29, 2023, net cash used in investing activities were $16.1 million and $22.2 million, respectively, mainly as a result of investments in new showrooms.

Net cash used in financing activities
Financing activities consist primarily of repurchases of our common stock, taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For the thirty-nine weeks ended November 3, 2024 and October 29, 2023, net cash used in financing activities was $4.2 million and $3.7 million, respectively, mainly due to the repurchase of our common stock and taxes paid for the net share settlement of equity awards, respectively.
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
For additional information regarding our line of credit with Wells Fargo Bank, see Note 7. Financing Arrangements. As of November 3, 2024 and February 4, 2024, the Company’s borrowing availability under the line of credit was $36.0 million, and there were no outstanding borrowings under our credit facility.
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
As of November 3, 2024, we had $36.6 million available to repurchase shares pursuant to the share repurchase program. For additional information, see Note 8 – Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of November 3, 2024, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our financial statements included on Form 10-K for the fiscal year ended February 4, 2024 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirty-nine weeks ended November 3, 2024.

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
Interest Rate Risk

Cash and cash equivalents and short-term investments were held primarily in cash deposits and money market funds. The fair value of our cash, cash equivalents and short-term investments will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Interest on the revolving line of credit incurred pursuant to the credit agreements described herein would accrue at a floating rate based on a formula tied to certain market rates at the time of occurrence; however, we do not expect that any changes in prevailing interest rates will have a material impact on our results of operations.

Inflation

In the first three quarters of fiscal 2025, we saw inflationary pressures across various parts of our business and operations, including, but not limited to, wholesale cost inflation and rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 3, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended November 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and ecommerce. Existing and future regulations and laws could impede the growth of the Internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, consumer credit offerings, content protection, electronic contracts and communications (such as “do not call/mail” and text messaging requirements), consumer protection, use of artificial intelligence, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the Internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Additionally, we are subject to various federal, state and local consumer protection, pricing transparency and false advertising laws that regulate retailers and govern the marketing, advertising, promotion and sale of merchandise, including California’s Consumer Legal Remedies Act.

Though we seek at all times to be in full compliance with all such laws, we cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could damage our reputation and brand, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website by consumers and result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In particular, we are subject to a putative class action lawsuit in California related to the Company’s pricing. The complaint generally alleges that the Company falsely advertised discounts on certain products. The plaintiff seeks, among other things, an unspecified amount of monetary damages, including treble damages, punitive damages, injunctive relief related to the Company’s sales practices, and attorneys’ fees, expert fees, and other expenses. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims and lawsuits. Any damages, legal fees, or costs associated with litigating or resolving claims under any such laws could be material.

We are and may in the future be subject to securities litigation, which is expensive and could divert management attention.

We are involved in and may in the future be subject to litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements, market price volatility or other factors. In particular, on December 19, 2023, a putative securities class action was filed against us and certain of our current and former officers in the United States District Court for the District of Connecticut captioned Gutknecht v. The Lovesac Company, No. 3:23-cv-1640 to recover damages allegedly caused by violations of federal securities law in connection with the restatements. Additionally, three putative shareholder derivative actions have been filed in the United States District Court for the District of Connecticut on behalf of the Company against certain of its current and former officers and directors. The cases assert claims on behalf of the Company for breach of fiduciary duty, violations of the Exchange Act, unjust enrichment, corporate waste, and aiding and abetting primary violations. Other potential plaintiffs may also file additional lawsuits in connection with the restatement. The outcome of any such litigation is uncertain. Additionally, the market price of our common stock has been and may continue to be volatile. As a result, we may be the target of securities class action litigation in the future. The defense or settlement of this litigation and any future litigation could be time-consuming and expensive, divert the attention of management away from our business, and, if any litigation is adversely resolved against us, could have a material adverse effect on our financial condition. Any additional regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

We face risks related to the restatement of our previously issued financial statements and the material weaknesses in our internal control over financial reporting.

As previously disclosed, we reached a determination to restate our financial statements as of and for the year ended January 29, 2023, and the unaudited condensed quarterly financial information for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022. As a result, we voluntarily self-reported to the SEC information concerning the internal investigation of these accounting matters. As a result of self-reporting, the Company was the subject of a non-public investigation by the SEC. The Company cooperated fully with the SEC in its investigation, and on October 29, 2024, the Company agreed to a settlement to resolve the claims against it. Without admitting or denying the SEC’s allegations, we agreed to the entry of a final judgment ordering us to pay a $1.5 million civil penalty and imposing a permanent injunction against future violations of Section 17(a)(3) of the Securities Act of 1933 and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 and the associated rules thereunder. Additionally, while we believe we have made appropriate judgments in determining the errors and correct adjustments in preparing our restated financial statements, the SEC may disagree with the manner in which we have accounted for and reported these adjustments. Accordingly, there is a risk that we may have to further restate our historical financial statements, amend prior filings with the SEC or take other actions not currently contemplated. We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

As a result of the restatements, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the restatement. Specifically, we are involved in and may in the future be subject to additional litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement. In particular, on December 19, 2023, a putative securities class action was filed against us and certain of our current and former officers in the United States District Court for the District of Connecticut captioned Gutknecht v. The Lovesac Company, No. 3:23-cv-1640 to recover damages allegedly caused by violations of federal securities law in connection with the restatements. Additionally, three putative shareholder derivative actions have been filed in the United States District Court for the District of Connecticut on behalf of the Company against certain of its current and former officers and directors. The cases assert claims on behalf of the Company for breach of fiduciary duty, violations of the Exchange Act, unjust enrichment, corporate waste, and aiding and abetting primary violations. Other potential plaintiffs may also file additional lawsuits in connection with the restatement. The outcome of any such litigation is uncertain. The defense or settlement of this litigation and any future additional litigation could be time-consuming and expensive, divert the attention of management away from our business, and, if any litigation is adversely resolved against us, could have a material adverse effect on our financial condition. Any additional regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the thirteen weeks ended November 3, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
August 5, 2024 to September 1, 2024	—	$—	—	$40,000
September 2, 2024 to October 6, 2024	—	$—	—	$40,000
October 7, 2024 to November 3, 2024	131,424	$26.13	131,424	$36,571
Total	131,424		131,424
(1) Average price paid per share excludes broker commission fees and the 1% excise tax incurred under the Inflation Reduction Act of 2022.
(2) In June 2024, our board of directors authorized the repurchase of up to $40.0 million in shares of our outstanding common stock. For additional information, refer to Note 8 – Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.

Director and Officer Trading Arrangements

No directors or officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement (each as defined in Item 408 (a) and (c) of Regulation S-K) during the thirteen weeks ended November 3, 2024. Transactions by Section 16 directors and officers will be disclosed publicly through Form 4 filings with the SEC to the extent required by law.

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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: December 12, 2024		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: December 12, 2024		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)