Form 10-K
period 2025-02-02
Lovesac Co
filed 2025-04-10
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-38555
THE LOVESAC COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	32-0514958
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

421 Atlantic Street Stamford, Connecticut	06901
Address of Principal Executive Offices	Zip Code
Registrant’s telephone number, including area code (888) 636-1223
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	LOVE	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 4, 2024 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $342,562,675.
As of April 7, 2025, there were 14,793,504 shares of common stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement relating to its 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

i.

TRADEMARKS

The Lovesac Company owns or has rights to use multiple trademarks that it uses in conjunction with the operation of its business. The trademarks of The Lovesac Company, which are registered in U.S. Patent and Trademark Office, are LOVESAC, DESIGNED FOR LIFE FURNITURE CO., DESIGNED FOR LIFE, DFL, ALWAYS FITS, FOREVER NEW, TOTAL COMFORT, THE WORLD'S MOST ADAPTABLE COUCH, SACTIONALS, LOVESOFT, SIDE, STEALTHTECH, SACTIONALS POWER HUB, THE WORLD'S MOST COMFORTABLE SEAT, SACS, SAC, SUPERSAC, MOVIESAC, CITYSAC, GAMERSAC, SQUATTOMAN, DURAFOAM, FOOTSAC, ROOM FOR TWO, and REWRITING THE RULES OF COMFORT. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in this Annual Report on Form 10-K is, to the Company's knowledge, owned by such other company.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other legal authority, which statements may involve substantial risk and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results, financial position and liquidity, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Annual Report on Form 10-K, including in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, political instability, civil unrest, armed hostilities and global conflict, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; the impact of changes or declines in consumer spending and inflation on our business, sales, results of operations and financial condition; active pending or threatened litigation; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our cash flows, changes in the market price of the Company’s common stock, global economic and market conditions and other considerations that could impact the specific timing, price and size of repurchases under our stock repurchase program or our ability to fund any stock repurchases; our ability to improve our products and develop new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; execution of our share repurchase program and its expected benefits for enhancing long-term shareholder value; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; any inability to implement and maintain effective internal control over financial reporting; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of changes in diplomatic and trade relations, as well as tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate; our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.

We caution you that the foregoing list may not contain all of the factors that may impact the forward-looking statements made in this Annual Report on Form 10-K.

i.

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
Company Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, the immersive surround sound home theater system called StealthTech, and the most recently launched PillowSacTM Accent Chair and Sactionals Reclining Seat. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.
Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered for any new setting or occasion, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing primarily two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting cover options that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, roll arm and angled sides. In September 2024, we launched the AnyTableTM, a versatile table that seamlessly enhances any Sactionals living space, and in November 2024, we launched the Sactionals Reclining Seat, an innovation that integrates advanced reclining technology and delivers unparalleled comfort and flexibility while maintaining the sleek, sophisticated aesthetic of our Sactionals. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 91.4%, 91.0% and 89.8% of our net sales for fiscal 2025, 2024 and 2023, respectively.
Our Sactionals StealthTech Sound + Charge product line complements our Sactionals as a unique innovation that features immersive surround sound by Harman Kardon and convenient wireless charging, all seamlessly embedded and hidden inside the adaptable Sactionals platform. The system includes two Sound + Charge Sides each with embedded front- and rear-firing Harman Kardon speakers, a Subwoofer that easily integrates into a Sactionals Seat Frame and a Center Channel, all working in unison to deliver captivating surround sound that is completely hidden from view. In May 2023, we introduced Satellite Subwoofers as an add-on to the Sound + Charge System. The Satellite Subwoofer is an upgrade to the existing StealthTech setup and enhances the bass and overall entertainment experience. In November 2024, we launched the StealthTech Charge Side, integrating wireless device charging into our Sactionals Sides without the need for our sound system.
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 5 different sizes ranging from 35 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. In May 2024, we launched the PillowSacTM Accent Chair Frame, an accessory that elevates the style and comfort of our existing PillowSac. Our Sacs represented 7.2%, 7.4% and 8.5% of our net sales for fiscal 2025, 2024 and 2023, respectively.

•Other. Our Other product line enhances the versatility of our Sacs and Sactionals, catering to the evolving demands and preferences of our customers. Our current offerings include Sactional-specific drink holders, Footsac blankets, decorative pillows, fitted seat tables, ottomans in various styles and finishes, and the unique Sactionals Power Hub. These products provide our customers with the flexibility to personalize their furnishings with both decorative and practical add-ons, ensuring they can adapt to meet changing style preferences.
Sales Channels
We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through three distinct, brand-enhancing channels.
•Showrooms. We market and sell our products through 257 showroom locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 42 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 62.6%, 62.5% and 61.2% of total net sales for fiscal 2025, 2024 and 2023, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales generated by this channel accounted for 28.8%, 28.5% and 27.1% of total net sales for fiscal 2025, 2024 and 2023, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, and barter inventory transactions.
◦In store and online pop-up-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store sales, and ecommerce sales. These in store pop-up-shops are typically 10-day shows and are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. In fiscal 2025 and 2024, we operated 601 and 424 in store pop-up-shops, respectively, and 9 and 8 online pop-ups on Costco.com, respectively.
◦Shop-in-shops. Shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. As of February 2, 2025 and February 4, 2024, we operated 49 and 44 Best Buy shop-in-shops, respectively.
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
Other net sales, which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions, accounted for 8.6%, 9.0% and 11.7% of total net sales for fiscal 2025, 2024 and 2023, respectively.

Customers
Our Designed for Life products provide flexibility, upgrade ability and sustainability, elements that attract a wide customer base and can change as their life changes. Our customers have different tastes, styles, purchasing goals and budgets when shopping for couches, and our Sactionals platform’s modularity addresses this array of needs.
•Target Demographics. Based on our internal data, our target customer is 25 to 54 years in age with an annual household income of over $75,000. We consider this to be an attractive demographic because of its higher than average rates of household formation and furniture purchasing. Since 2020, we have experienced growth in new customer transactions from our target customers and beyond, demonstrating the expansive relatability and demand of our products.
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
Growth Strategies
To position Lovesac for future growth, in the last several years we have made significant investments in overhead, optimized and integrated our business technologies and processes, and further developed our marketing strategies. In addition, we have refocused our strategy regarding our showrooms, moving across malls, lifestyle centers, strip malls, and pad sites and continue to support ecommerce sales, a critical growth channel. We are moving to fixed versus variable rent structures in many of our lease arrangements, and our interactive technology driven showroom experience has resulted in higher traffic levels and conversion.
We are also focused on the following key strategies to drive sales growth:
Continue to Build on Our Brand
We aggressively invest in brand building and direct marketing efforts through a robust and diverse marketing mix, with a focus on building the Lovesac and Sactional customer base. Our ecommerce channel plays a significant role in the shopper journey as it is frequently the first step in the shopping journey a prospect will take and our first opportunity to build our brand and educate on our product. We continue to invest into this digital channel to improve user experience, enhancing their research, understanding and confidence in their purchase decision.
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
Strategy on Innovation
Innovation and test-and-learn are engrained within our Company, from product to operations to marketing and distribution. From inception, we have focused on developing unique, innovative and proprietary product platforms. We deploy a dual strategy of continuously researching and product invention and designing. We are continuously expanding and introducing new extensions to these platforms to broaden the appeal, grow the addressable market of our product offerings and ultimately continue to grow and evolve with our customers’ needs. We continually evaluate new products to complement our Sactionals and Sac lines and are currently developing accessories for the tech-savvy consumer. Our patented StealthTech Sound + Charge product line is a unique innovation that features immersive surround sound by Harman Kardon and convenient wireless charging, all seamlessly embedded and hidden inside the adaptable Sactionals platform. The System includes two Sound + Charge Sides each with embedded front- and rear-firing Harman Kardon speakers, a Subwoofer that easily integrates into a Sactionals Seat Frame and a Center Channel, all working in unison to deliver captivating surround sound that is completely hidden from view. In fiscal year 2024, we introduced Satellite Subwoofers as an add-on to the Sound + Charge System. The Satellite Subwoofer upgrades your existing StealthTech setup to enhance the bass and your overall entertainment experience. In fiscal year 2025, we continued to build on our strategy of innovation with the launches of the PillowSacTM Accent Chair, AnyTableTM, Sactionals Reclining Seat, and StealthTech Charge Side. As we continue to grow our business and add additional showrooms in strategic locations across the United States, we seek the ability to service more customers locally with area-designated representatives who will shift their efforts between our showrooms and customers’ homes.
Increase Sales and Operating Margins
We seek to increase sales and operating margins through our premium market position and pricing strategy and omni-channel platform, which we believe will require relatively small near-term increases in fixed overhead.

•Premium Market Position and Pricing. Our products are positioned in the premium couch segment of the furniture market. We market as premium products because of our proprietary foam fillings, higher quality materials, our unique Designed For Life design philosophy, and unique Circle Operations operating philosophy requiring a distinct level of manufacturing and service capabilities. At our price point, we offer a unique value proposition that combines both beautiful aesthetics and utility to our customers that we believe our competitors cannot offer. Additionally, our high-end branding strategy, further enhanced by our celebrity endorsements and large social media following, commands premium pricing, as we feel lowering prices may negatively affect the perception of our products. The difference is explained by our platform approach, where once a customer buys their first couch, the cost of expanding and adding to it over time drives more value than the traditional method of purchasing another new couch to replace the old one.
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
Supply Chain and Sourcing
We manage a global supply chain of highly vetted and qualified, third-party manufacturing partners to produce our products. Our partners operate facilities located in Vietnam, China, Malaysia, Indonesia, Mexico, Taiwan, India, and the United States. We do not currently own or operate any manufacturing facilities as we believe our partners’ facilities are sufficient to meet our current demand and will be able to meet any additional demand in the future. We do, however, expect to invest in additional domestic manufacturing capabilities to support supply chain redundancy for certain of our products. Additionally, we work closely with our manufacturing partners regarding product quality and manufacturing process efficiency. To mitigate the concentration risk in our supply chain, we have and continue to pursue a higher diversification of manufacturing partners, with both sourcing, tariff, and geographical advantages.
Logistics and Distribution
We are able to efficiently distribute and ship our products to our customers. Due to the unique modularity of our Sactionals products and the ability to shrink our Sacs, we are able to distribute our products through nationwide express couriers and efficiently utilize warehouse space and international shipping routes. We believe our Sactionals are the only product in its category that enjoys this logistical advantage.
Seasonality
We experience seasonal fluctuations in our sales. A larger percentage of our sales occur in the fourth quarter of our fiscal year, which coincides with Black Friday (the day after Thanksgiving, when retailers typically offer holiday discounts), the holiday season and our related promotional and marketing campaigns. Our total net sales for each of the fiscal 2025 quarters in sequential order equaled 19.5%, 23.0%, 22.0% and 35.5%, respectively.
Intellectual Property

We own 41 U.S. federal trademark registrations, 281 foreign trademark registrations, and a number of U.S. and foreign trademark applications and common law trademark rights. Some of our registered U.S. trademarks include registrations for

Lovesac®, Designed for Life®, DFL®, Sactionals®, SAC®, StealthTech®, Moviesac®, Squattoman®, Total Comfort®, Footsac®, The World’s Most Comfortable Seat®, and The World’s Most Adaptable Couch®. Our trademarks, if not renewed, are scheduled to expire between calendar years 2024 and 2035.

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

We have 35 issued U.S. utility patents and 63 issued foreign utility patents, that are scheduled to expire between 2025 and 2042. Our Sactional technology patents include our proprietary geometric modular system and segmented bi-coupling technology. Our StealthTech technology patents include our proprietary sound and entertainment system. We also have multiple patents pending and expect to file patent applications for future innovations. We believe that our patent portfolio, combined with our innovative design approach may deter others from attempting to imitate or replicate our products.
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

Our social and environmental initiatives include but are not limited to the following:

Social Responsibility Initiatives

We aim to foster an inclusive culture where associates feel welcomed and valued, something we believe that will help associates reach their fullest talent potential and deliver remarkable results. Our Belonging at Lovesac initiatives focus on supporting associates, including focusing on the behaviors that will help mitigate bias throughout the employee experience to enable people of all identities and backgrounds to feel like they belong and do their best work. Furthermore, we offer continuous opportunities to learn new skills on the job and tools to develop meaningful careers. Associate development hours and engagement scores are regularly measured and reported with a goal to transparently share our progress in these areas each year. Extending our social commitments beyond our own operations and into the communities where we can make a difference, we have established a committee to expand future community giving programs known as Lovesac Gives Back. The program's mission is to support our ambition to become the most beloved home brand in America by giving back to the communities we serve.

Environmental Sustainability Initiatives

Delivering innovative solutions to support a sustainable, low carbon future is anchored in our guiding principles. In fiscal 2022, we established new Environmental, Social and Governance (ESG) targets to minimize our overall environmental impacts across a range of important measures, such as emission, energy use, waste, and sustainable sourcing. Each year, our internal ESG Committee, comprised of members of our leadership team, works to track and report on progress towards these ongoing commitments. By 2040, we plan to reach targets of zero waste and zero emissions across our entire value chain. We are also aiming to repurpose 1 billion plastic bottles in our products with fabrics made from recycled plastic fibers. Detailed information on these and other long-term environmental goals can be found in our fiscal year 2024 ESG Report.

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

In December 2024, we published our fourth annual Environmental, Social, and Governance (ESG) report aligned with the guidance of the Sustainability Accounting Standards Board (SASB). We believe that transparently disclosing the goals and metrics pertinent to our ESG programs will grant our stakeholders continued visibility of our progress. To that end, we expect to update this report annually for consistent transparency of our evolving ESG strategy and related efforts. Our most recent ESG report is available at: https://investor.lovesac.com/esg. The contents of our website and our ESG Report are not incorporated by reference in this Form 10-K.
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
Our corporate culture celebrates our associates at online rallies and annual in-person events designed to engage our associates and reward them for exemplary performance and embodiment of our core competencies and values. We support our associates’ professional development through training platforms and programs on topics relevant to our business, functional areas, or policies and procedures. Our associates participate in coaching sessions with their managers where they are evaluated on their performance relative to certain key performance indicators and alignment with our core competencies and given actionable feedback. We engage our associates on many levels to share learnings, educate, and foster community and connection.
Our talent acquisition strategy is to attract top talent and become a sought-after U.S. employer focused on our Designed For Life philosophy and a culture of Top Ambition and Love Matters. We have initiated this strategy by expanding the areas from which we source talent and offering flexible remote working opportunities for eligible associates. We will continue to build on this strategy, working in parallel with our evolving future work strategy. We also offer a robust and immersive onboarding plan to create a strong foundation for our new associates and timely, effective integration.
In fiscal 2025, a majority of our workforce continued to work remotely. To support our headquarters-based associates, we ensure that our associates have the technology to support remote work and are redefining our future working environment to offer flexible working solutions. For associates supporting our showrooms, we implemented specific protocols to ensure the safety of our associates and our customers.
As of February 2, 2025, we had 920 full-time associates and 1,104 part-time associates, and we contracted with twenty-five independent contractors.
All associates and contractors are subject to contractual agreements that specify, among other things, requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.

Belonging at Lovesac
At Lovesac, we champion building meaningful relationships as we foster an inclusive culture that embraces and celebrates the individuality of everyone. We believe that when associates feel welcomed and valued, they can reach their fullest talent potential and deliver remarkable results. We believe our culture and our business is enhanced by our workforce being comprised of individuals with diverse backgrounds, perspectives, skills, and experiences that align with the needs of our business. We are an equal opportunity employer. We believe in meritocratic hiring of A players with the necessary skills and talent to move us into the next chapter and rewarding Associates for performance. In fiscal 2025, we focused on the behaviors that will help mitigate bias throughout the employee experience to enable people of all identities and backgrounds to feel welcome and do their best work. We maintained our steering committee of senior leaders and an action council of associates that direct and enable our belonging initiatives. We measure the impact on our associates’ experiences through the annual Engagement Survey.
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
Government Regulation
We are subject to numerous U.S. and international trade laws and regulations, and U.S. federal, state and foreign laws and regulations covering a variety of subject matters, many of which are evolving. These laws and regulations involve matters including privacy, data use, data protection and personal information, intellectual property, anti-spam, consumer credit offerings, content protection, electronic contracts and communications (such as “do not call/mail” and text messaging requirements), consumer protection, pricing transparency and false advertising, use of artificial intelligence, Internet neutrality, product liability and labeling, ecommerce, taxation, environmental, safety, economic or other trade prohibitions, sanctions, or tarrifs, anti-corruption and political law compliance, securities law compliance, and online payment services. Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business and/or otherwise have an adverse impact on our business, reputation, financial condition, and operating results.
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
•unfavorable changes to government regulation, including of the Internet and ecommerce;
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

We face numerous business risks relating to macroeconomic factors. Uncertainties in global economic conditions that are beyond our control have in the past impacted discretionary consumer spending and our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other times when disposable income is lower. Factors impacting discretionary consumer spending include general economic conditions, inflation, reduction in wages and discretionary income, levels of unemployment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, regulations and new or increased tariffs, including retaliatory tariffs, export controls, volatility of fuel and energy prices, fluctuations in interest rates or currency exchange rates, consumer confidence, closure or restricted operating conditions for businesses, political and economic uncertainty, inclement weather, natural disasters, health epidemics or pandemics and other macroeconomic factors, including geopolitical conditions and regional conflicts. Deterioration in economic conditions, increasing inflation or increasing unemployment levels may reduce the level of discretionary consumer spending and inhibit consumers’ use of credit, which may adversely affect our sales. In recessionary periods and other periods where disposable income is adversely affected, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture, which could further adversely affect our financial performance. A downturn in the economic environment can also lead to financial instability, increased credit and collectability risk on our receivables, the failure of important partners, including suppliers, manufacturers, logistics providers, and other financial institutions. It is difficult to predict when or for how long any of these conditions could affect our business and a prolonged economic downturn could have a material adverse effect on our business, financial condition, operating results and prospects.
Our inability to maintain our brand image, engage new and existing customers and gain market share could have a material adverse effect on our growth strategy and our business, financial condition, operating results and prospects.
Our ability to maintain our brand image and reputation is integral to our business and implementation of our growth strategy. Maintaining, promoting and growing our brand will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality product and customer experience. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity and any negative publicity about these types of concerns, whether real or perceived, may reduce demand for our products. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return as a customer as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality or availability, poor customer service, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. A significant portion of our customers' brand experience also depends on third parties outside our control, including manufacturers, suppliers, assembly and installation service providers and logistics providers such as FedEx, UPS and other third-party delivery agents. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage. Additionally, our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to any social or sustainability matters, which could negatively impact our business and results of operations. While we believe our brand enjoys a loyal customer base, the success of our growth strategy depends, in part, on our ability to keep existing customers engaged and attract new customers to our brand. We may not be able to maintain and enhance our brand if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers' expectations. If we experience damage to our reputation or loss of consumer confidence, we may not be able to retain existing customers or acquire new customers, which could have a material adverse effect on our business, financial condition, operating results and prospects.
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

We believe our success has depended, and continues to depend, on the efforts and talents of Shawn Nelson, our founder, member of the Board of Directors and Chief Executive Officer, Mary Fox, our President and Chief Operating Officer, Keith Siegner, our Executive Vice President, Chief Financial Officer and Treasurer, and other members of our management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled associates. The market for such associates in the cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of any of our key associates, including members of our senior management team, could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. Our inability to recruit and develop mid-level managers could have similar adverse effects on our ability to execute our business plan. Moreover, we believe that a key contributor to our success and our ability to retain highly skilled personnel has been our corporate culture, which we believe fosters innovation, teamwork, and a passion for our products and consumers. If we fail to maintain the beneficial aspects of our corporate culture globally, it could adversely affect our ability to attract and retain employees, continue to perform at current levels, or execute on our business strategy.
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

The satisfactory performance, reliability and availability of our website, transaction processing systems and technology infrastructure are critical to our reputation, and our ability to acquire and retain customers and maintain adequate customer service levels. We currently rely on a variety of third-party service providers to support mission critical systems and the efficient flow of merchandise from and between warehouses and showrooms to customers and we cannot be sure that these third-party systems, services and support will continue to be available to us without interruption. For example, we rely on common carriers for the delivery of merchandise purchased by customers through our website and in our showrooms, and the systems we employ to communicate delivery schedules and update customers about order tracking interface with the information systems of these common carriers. Our own systems, which are customized versions of ecommerce, customer relationship management, payment processing, and inventory management software technologies deployed by numerous retailers and wholesalers in a variety of industries, must work seamlessly in order for information to flow correctly and update accurately across these systems. We and our third-party service providers have and may in the future experience periodic system interruptions from time to time. Any damage to our technology systems or website could cause interruptions to our operations that materially adversely affect our ability to meet customers' requirements, resulting in an adverse impact to our business, financial condition and results of operations.

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

Certain aspects of our business involve the receipt, storage and transmission of customers’ personal information and consumer preferences, as well as confidential information about our associates, our suppliers and our Company, some of which is entrusted to third-party service providers and vendors. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, have been subject to and may in the future be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify these cybersecurity risks.
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

We do not own or operate any manufacturing facilities and therefore depend on third-party suppliers for the manufacturing of all of our products. Moreover, a substantial portion of our business is dependent on a small number of suppliers. Sacs are currently manufactured by two manufacturers in Texas and North Carolina, which have previously experienced, and may continue to experience in the future, disruptions to its manufacturing operations. Sactionals are manufactured by suppliers in Vietnam, China, Malaysia, Indonesia, Mexico, Taiwan, and India. If our relationship with these suppliers or the suppliers' services are disrupted, terminated or otherwise negatively impacted, we could have difficulty or incur additional costs in replacing these suppliers.

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

Some of our third-party suppliers experienced a shortage of qualified labor at their manufacturing facilities in certain geographies, due in part to general macroeconomic factors. A prolonged shortage of qualified labor may result in disruption, delays in deliveries or increased costs of deliveries, which could decrease our third-party suppliers' ability to effectively produce and meet our demands and efficiently operate their facilities. A prolonged labor shortage could also lead to increased labor costs from higher overtime, the need to hire temporary help to meet demand and higher wages rates in order to attract and retain employees. Any of these developments or manufacturing disruptions could materially increase our sourcing costs and have a material adverse effect on our results of operations.
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

Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity or affect the price of some types of goods that we import into the United States. In addition, recent events have resulted in substantial regulatory uncertainty regarding international trade and trade policy, both in the United States and abroad. The U.S. Government has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the introduction of new or increased import duties or tariffs with respect to products from a number of different countries. The U.S. has imposed or proposed the imposition of new tariffs on products imported into the U.S. from a number of countries, including China, Mexico, Canada and other countries and could propose additional tariffs or increases to those already in place. A substantial portion of our products sourced from China has been affected by increased tariffs and may be subject to further increased tariffs. We rely upon vendors outside of the U.S. for the substantial majority of our products. The possible implementation of a border tax or new or increased tariffs could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products outside the U.S., which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our results of operations. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.

We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our vendors seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. Customs and Border Protection or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain merchandise. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results.
Additionally, the availability of certain goods could be affected if suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, and we may be unable to source alternatives quickly enough to avoid interruptions in product supply. Further, these changes to tariffs or other rules related to cross border trade, could materially increase our cost of goods sold with respect to products that we purchase from vendors who manufacture products abroad, which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our financial performance. Certain of our competitors may be better positioned than us to withstand or react to these kinds of changes including border taxes, tariffs or other restrictions on global trade and as a result we may lose market share to such competitors. In addition, while we may be able to continue to expand and shift our sourcing options, such expansion is time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
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

Most of our products are shipped from our suppliers by ocean vessel. If a disruption occurs in the operation of ports through which our products are imported, for instance, as a result of port congestion, adverse weather, terrorist attack, natural disasters or climate change, we may incur increased costs related to air freight or use of alternative ports. Shipping by air is significantly more expensive than shipping by ocean and our margins could be reduced. Shipping to alternative ports could also lead to delays in receipt of our products. We rely on third-party shipping companies to deliver our products to us. Our ability to efficiently ship products to customers has been and may be in the future negatively affected by factors beyond our and the shipping companies' control,which may include labor disputes, union organizing activity, supply chain issues, the closure of such shipping companies’ offices or a reduction in operational capacity due to an economic slowdown or the inability to sufficiently ramp up operational capacity during an economic recovery or upturn, health pandemics and epidemics, political instability, military conflict, increased fuel costs and costs associated with any regulations to address climate change, and other factors affecting the shipping industry’s capacity or ability to deliver our products to us. For example, ocean freight capacity issues increased during the COVID-19 pandemic which resulted in greater demand for shipping and reduced capacity and equipment, which resulted in increases in shipping container rates. As a result, our inventory levels were adversely impacted and resulted in elevated, and sometimes lengthy, customer backorders. While the pandemic-era disruptions have largely subsided, if in the future there are transportation delays, increases on costs of shipping containers, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, as a result of pandemics or otherwise, these developments could have a material adverse effect on our business, financial condition, operating results and prospects.

Additionally, a recent proposal by the U.S. to impose new port fees on Chinese-operated and built vessels and to restrict a percentage of U.S. products from being transported on non-U.S. vessels could have the potential to dramatically impact shipping capacity and costs. The actual implementation of these proposed actions remains uncertain. The final form, scope, and effective dates of any measures that are ultimately adopted may significantly differ from the current proposals. Furthermore, retaliatory measures from China or other nations could further compound disruptions and cost increases within the global shipping industry. This proposal could result in a significant increase in our shipping costs, cause inventory disruptions and have a material adverse effect on our operations and financial results.

Additionally, we cannot guarantee that products we receive from suppliers will be of sufficient quality or free from damage, or that such products will not be damaged during shipping, while stored in one of our distribution facilities, or when returned by customers. While we take measures to ensure the products' quality and avoid damage, including evaluating supplier product samples, conducting inventory inspections and inspecting returned products, we cannot control the products while it is out of our possession or prevent all damage while in our distribution facilities.
Increases in the demand for, or the price of, raw materials used to manufacture our products or other fluctuations in sourcing or distribution costs could increase our costs and negatively impact our gross margin.

Our gross margin depends, in part, on our ability to mitigate rising costs or shortages of raw materials used to manufacture our products. Raw materials used to manufacture our products are subject to availability constraints and price volatility impacted by a number of factors, including supply and demand for fabrics, steel and metal components, and electronic components, weather, government regulations, economic conditions, economic and political instability, and other unpredictable factors. In addition, our sourcing costs may fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations, tariffs and trade restrictions, public health crises, or other unpredictable factors. The occurrence of any of the foregoing could increase our costs, delay or reduce the availability of our products and negatively impact our gross margin. For example, members of the U.S. Government have called for substantial changes to tax policies, including the possible implementation of a border tax. The U.S Government has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the introduction of new or increased import duties or tariffs with respect to products from a number of different countries. The U.S. has imposed or proposed the imposition of new tariffs on products imported into the U.S. from a number of countries. If maintained, these and other newly announced tariffs and the potential escalation of trade disputes could increase price and supply pressures.

Although we instituted measures to ensure our supply chain remains open to us, we have in the past, and may in the future continue to, experience raw material supply chain challenges related to suppliers negatively impacted by macroeconomic factors and shipping delays. These global supply chain challenges could continue or reoccur in the future and in turn materially adversely impact our manufacturing production and fulfillment of backlog. While we strive to maintain multiple sources for our raw materials, the impact of certain other macroeconomic conditions on raw materials and increased demand on our supply chain, could again cause additional pricing and availability pressures. Higher raw material prices and costs of sourced products could have an adverse effect on our future margins. We expect raw material prices to remain at historically high levels in many categories during fiscal 2026 due to price inflation and increased tariffs in certain raw materials and global supply chain complexities. Macroeconomic factors, such as inflation, will continue to introduce uncertainty into many markets, especially with respect to freight and labor availability. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases which would adversely impact operating income.

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

As use of social media becomes more prevalent, our susceptibility to risks related to social media increases. The immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity we may not be able to reverse. Our ability to prevent Internet publication of false or misleading information regarding our products or the Company is limited. We rely in part upon third parties, such as social media influencers, to market its brand, and are unable to fully control their efforts. Influencers with whom we maintain a relationship could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand, and these communications may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to prevent or detect this activity may not be effective. This unfavorable publicity could result in damage to our reputation and therefore have a material adverse effect on our business, financial condition, operating results and prospects.

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
•reduced customer foot traffic outside a showroom location; and
•store impairments due to acts of God, climate-related events, pandemic, terrorism, protest or periods or civil unrest.
Even if a showroom location becomes unsuitable, we will generally be unable to cancel the long-term lease associated with such showroom.
We may be unable to successfully open and operate new showrooms, which could have a material adverse effect on our business, financial condition, operating results and prospects.
As of February 2, 2025, we had 257 showrooms, including 1 kiosk and 2 mobile concierges, but our growth strategy requires us to increase our showroom base. There can be no assurance that we will succeed in opening additional showrooms. If we are unable to successfully open and operate new showrooms, it could have a material adverse effect on our business, financial condition, operating results and prospects.
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
•obtain desired locations, including showroom size and adjacency, in targeted high traffic street and urban locations and top tier malls;
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
The online market for furniture is less developed than the online market for apparel, consumer electronics and other consumer products in the United States. While we believe this market is growing, it still accounts for a relatively smaller percentage of the market as a whole. We are relying on online sales for our continued success and growth. If the online market for furniture does not continue to gain wider acceptance, our growth and business may suffer.
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
•rapid technological change, including as a result of artificial intelligence;
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

Climate change related events, including increased frequency or severity of natural disasters and other extreme weather conditions (including fluctuations in temperatures, water availability, floods, wildfires and resultant air quality impacts, other unusual or prolonged adverse weather patterns and power shutoffs associated with these events) and their impact on critical infrastructure, could pose risks to our supplier facilities, impair our production capabilities, and disrupt our supply chain. Climate change may also have a negative effect on the pricing and availability of wood sourced and used in the manufacture of our products. In addition, the impacts of climate change may alter customer preferences toward increased demand for climate-friendly products, resulting in a potential loss in market share if we fail to meet this demand. We have elected to set and publicly share corporate sustainability metrics related to reducing our impact on the environment. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Any failure to achieve or properly report on the targets set forth in our ESG Report, or any perception of failure to act responsibly in the areas in which we report, may harm our reputation with investors, customers and other third parties. This damage to our reputation may result in reduced demand for our products or increase the risk of litigation, all of which can negatively affect our business and operations.

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
If we experience insufficient cash flow from operations to support our operating and capital needs, we will be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all. We may sell common stock, preferred stock, convertible securities and other equity securities in one or more transactions at prices and in such a manner as we may determine from time to time. If we sell any such equity securities in subsequent transactions, investors may be materially diluted. Concerns over the economic impact of fluctuating inflation and interest rates, slower growth or recession, new or increased tariffs, decreased consumer confidence in the economy and armed hostilities, have caused extreme volatility in financial and capital markets, which has adversely impacted our stock price and may materially adversely affect our ability to access capital markets. Debt financing, if available, may involve restrictive covenants and could reduce, among other things, our operational flexibility. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. In addition, debt financings may be blocked by our senior lender that provides an asset-backed revolving credit facility to fund our inventory purchases in advance of customer sales. Our lender has, and any subsequent senior lender likely will have, the right to consent to any new debt financing. There can be no assurance that our lender will provide such consent. Our inability to raise capital when needed could prevent us from growing and have a material adverse effect on our business, financial condition, operating results and prospects.

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

Our disclosure controls and procedures and internal controls over financial reporting have in the past been subject to deficiencies and material weaknesses which resulted in the restatement of our financial statements , and we cannot assure you that additional material weaknesses will not arise in the future. If other material weaknesses or other deficiencies arise in the future or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, we may be unable to accurately report our future financial results, which could cause our future financial results to be materially misstated and require additional restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements. We may also have difficulty accessing capital on favorable terms, or at all, be subject to fines, penalties or judgments, and incur reputational harm which may materially and adversely affect our business, results of operations and financial condition. Additionally, investors may lose confidence in our financial reporting and our stock price may decline as a result.

Additionally, we have in the past experienced high employee turnover in our accounting department which has results in significant time and expense relating to identifying, recruiting, hiring, relocating and integrating qualified individuals. High employee turnover of key personnel may deplete our institutional knowledge base, erode our competitiveness and impact our internal controls and our financial reporting. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our failure to maintain the adequacy and effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial and other reporting obligations.

We face risks related to the restatement of our previously issued financial statements and the material weaknesses in our internal control over financial reporting.
As previously disclosed, we reached a determination to restate our financial statements as of and for the year ended January 29, 2023, and the unaudited condensed quarterly financial information for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022. As a result, we voluntarily self-reported to the SEC information concerning the internal investigation of these accounting matters. As a result of self-reporting, the Company was the subject of a non-public investigation by the SEC. The Company cooperated fully with the SEC in its investigation, and on October 29, 2024, the Company agreed to a settlement to resolve the claims against it. Without admitting or denying the SEC’s allegations, we agreed to the entry of a final judgment ordering us to pay a $1.5 million civil penalty and imposing a permanent injunction against future violations of Section 17(a)(3) of the Securities Act of 1933 and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 and the associated rules thereunder. As a result of the restatements, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. Specifically, we were involved in a putative securities class action that was filed against us and certain of our current and former officers, which we have settled. We are currently involved in certain putative shareholder derivative actions filed on behalf of the Company against certain of its current and former officers and directors.and may in the future be subject to additional litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement. We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.
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
We may not be able to fully utilize our media credits if our third-party vendor ceases operations or if there are significant changes to our marketing strategy before the credits expire.

The Company recognizes an asset for media credits obtained through barter transactions with a third-party vendor. We utilize these marketing credits as a percentage of certain advertising costs. If our third-party experiences a material adverse effect on their business, they may be unable to offer the level of advertising needed to fully utilize our remaining credits. If our business or the broader macroeconomic environment experiences a material change to advertising or marketing strategies, we may be unable to fully utilize our credits prior to expiration. If we determine through evaluation that we may not be able to fully utilize our remaining credits, the Company may be required to impair the remaining credits, and that impairment could have a material adverse effect on our financial statements.
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
We have been and may in the future be subject to security breaches caused by computer viruses and other malicious codes, malware, ransomware, phishing and other unauthorized access attempts, social engineering, denial-of-service attacks, illegal break-ins or hacking, sabotage, acts of vandalism by disgruntled associates or third parties, and other means of unauthorized access. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, because techniques used to obtain unauthorized access to systems and networks are increasingly sophisticated and constantly evolving, we may not be able to anticipate, detect, or prevent all attacks until after they have already been launched. For example, as artificial intelligence continues to evolve, cyber-attackers could also use artificial intelligence to develop malicious code and sophisticated phishing attempts. Our information technology network and systems have been and, we believe, continue to be under constant attack. Accordingly, despite our security measures or those of our third-party service providers, a security breach may occur, including breaches that we may not be able to detect. A breach of our or our third party service providers' information technology systems that results in the unauthorized release of confidential information could adversely affect our reputation, leading to a loss of our existing customers and potential future customers, cause financial losses due to remedial actions or potential liability, including punitive damages and regulatory fines or penalties, and materially increase the costs we incur to protect against these risks, including costs associated with insurance coverage and potential remediation measures. In addition, we have a large remote workforce and have implemented security and other policies to govern this population of associates. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that a significant portion of our employees work remotely, and we cannot be certain that our mitigation efforts will be effective.

Failure to comply with personal data protection and privacy laws, and other laws and regulations applicable to our business, can adversely affect our business.

We are subject to a variety of continuously evolving and developing laws and regulations in numerous state, federal and foreign jurisdictions regarding personal data protection and privacy laws, including the California Consumer Privacy Act, which was significantly modified by the California Privacy Rights Act, new privacy legislation passed in an increasing number of states, as well as the European Union's General Data Protection Regulation and China's Personal Information Protection Act. Failure to comply with these laws and regulations or to otherwise protect personal data from unauthorized access, use or other processing, could result in litigation, claims, legal or regulatory proceedings, inquiries or investigations, damage to our reputation, fines or penalties, all of which can adversely affect our business.

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

Evolving government regulations and investor expectations on environmental, social and governance factors may impose additional costs and expose us to new risks.

There is uncertainty regarding potential laws, regulations and policies related to global environmental sustainability matters, climate change laws and regulations, including disclosure obligations and reporting on such matters. Changes in the legal or regulatory environment affecting ESG and sustainability disclosure, responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased compliance costs for us and our business partners, all of which may negatively impact our results of operations, financial condition and cash flows.The expectations related to ESG and sustainability matters are rapidly evolving, and from time to time, we announce certain initiatives and goals, related to these matters. We could fail, or be perceived to fail to act responsibly, in our efforts, or we could fail in accurately reporting our progress on such initiatives and goals.

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

Though we seek at all times to be in full compliance with all such laws, we cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could damage our reputation and brand, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website by consumers and result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In particular, we are subject to a putative class action lawsuit in California related to the Company’s pricing practices. The complaint generally alleges that the Company falsely advertised discounts on certain products. The plaintiff seeks, among other things, an unspecified amount of monetary damages, including treble damages, punitive damages, injunctive relief related to the Company’s sales practices, and attorneys’ fees, expert fees, and other expenses. Although we intend to defend ourselves vigorously against the claims asserted against us, we cannot predict the potential outcomes, cost and expenses associated with current and any future claims and lawsuits. Any damages, legal fees, or costs associated with litigating or resolving claims under any such laws could be material.
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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Pursuant to our charter, our directors will not be liable to us or any stockholders for monetary damages for any breach of fiduciary duty, except (i) for acts that breach his or her duty of loyalty to us or our stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law; and (iii) as otherwise required pursuant to the DGCL. The amended and restated bylaws also require us, if so requested, to advance expenses that such director or officer incurred in defending or investigating a threatened or pending action, suit or proceeding, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. We have indemnified certain of our officers and directors and advanced expenses in connection with certain claims. These claims have and any claims for indemnification by our directors and officers in the future may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

The Company is committed to protecting its information system and data from cyber threats.We utilize third party technical tools to control system access and filter, restrict and regulate content that may pose a material risk to the Company. Employees are required to use multi-factor authentication to access Company systems and undergo annual security training. Management is responsible for identifying, monitoring and mitigating the material risks facing the Company, including cybersecurity risks. Management provides regular reports to the Board at every meeting to review our top risks, identify trends and help manage risk.

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

Cybersecurity Governance

Cybersecurity is an important part of our risk management and an area of focus for our Board and management. Our Board of Directors is responsible for the risk oversight of the Company, including cybersecurity risks. The Board receives updates on a quarterly basis from senior management, including leaders from our Information Technology and Security, Risk Management. Finance, and Legal teams and our Chief Information Officer regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. The Audit Committee of the Company’s Board of Directors oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Board of Directors, as a whole and at the Audit Committee level, oversee the most significant risks facing the Company and our processes to identify, prioritize, assess, manage and mitigate those risks.

The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risk. The Audit Committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in the Company’s disclosure controls and procedures. The Audit Committee receives reports, briefings and presentations from senior management, including our Chief Information Officer, at periodic committee meetings, including, more in-depth presentations on specific areas of risk and regular enterprise risk management updates.

Although the Company endeavors to mitigate cybersecurity risks, the nature of our business exposes us to cybersecurity threats and attacks that can lead to the unauthorized acquisition or access, compromise, loss, misuse or theft of our data, including personal information, confidential information or intellectual property. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Legal, Tax and Regulatory Risks.”

Item 2. Properties.
Our primary offices are located in Stamford, Connecticut, where we occupy 28,000 square feet of office space pursuant to a lease agreement that expires in March 2040, and in Saint George, Utah, where we occupy 10,696 square feet of office space pursuant to a lease agreement that expires September 2031. We also lease retail space for our showrooms, in 257 locations throughout the majority of the U.S. states including Alabama, Arkansas, Arizona, California, Colorado,

Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and the District of Columbia.

Item 3. Legal Proceedings.
See Note 7. Commitments, Contingencies and Related Parties to our financial statements within Part IV of this Annual Report on Form 10-K for a description of our legal proceedings, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on Nasdaq under the symbol “LOVE.”
Holders
As of April 7, 2025, there were 125 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the thirteen weeks ended February 2, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
November 4, 2024 to December 1, 2024	—	$—	—	$36,571
December 2, 2024 to January 5, 2025	189,609	$24.17	189,609	$31,988
January 6, 2025 to February 2, 2025	456,680	$26.07	456,680	$20,084
Total	646,289		646,289
(1) Average price paid per share excludes broker commission fees and the 1% excise tax incurred under the Inflation Reduction Act of 2022.
(2) In June 2024, our board of directors authorized the repurchase of up to $40.0 million in shares of our outstanding common stock. For additional information, refer to Note 9. Stockholders' Equity in the Notes to the Financial Statements included in Part IV of this report.
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
The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the S&P 500 and the Russell 2000 from February 2, 2020 through February 2, 2025. The graph assumes a $100 investment in each of our common stock, the S&P 500 and the Russell 2000 on February 2, 2020. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Common Stock.

	February 2, 2020	January 31, 2021	January 30, 2022	January 29, 2023	February 4, 2024	February 2, 2025
The Lovesac Company common stock	100.00	498.15	445.29	228.81	202.82	225.20
Russell 2000	100.00	130.17	124.80	122.93	128.26	151.53
S&P 500	100.00	117.25	141.87	132.47	164.06	202.59
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

We operate on a 52- or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended February 2, 2025 consisted of 52 weeks. Fiscal years 2024 and 2023 consisted of 53 weeks and 52 weeks, respectively.
Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, the immersive surround sound home theater system called StealthTech, and the most recently launched PillowSacTM Accent Chair and Sactionals Reclining Seat. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.

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
Other factors that could affect our results of operations in future periods include:
Macroeconomic Factors
There are a number of macroeconomic factors and uncertainties affecting the overall business environment and our business, including increased inflation, elevated interest rates, housing market conditions, consumer debt and available credit, increased tariffs and trade restrictions, global conflicts and uncertainties in the global financial markets. These factors may have a negative impact on markets in which we operate, including the potential for an economic recession, a continued downturn in the housing market, and a reduction in consumer discretionary spending. We believe that these macroeconomic factors have contributed to the slowdown in demand that we have experienced in our business which may continue in future periods.
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
Omni-channel Comparable Net Sales

Omni-channel comparable net sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior-period of equivalent length. Comparable net sales includes sales at all retail locations and online, open greater than 12 months (including remodels and relocations) and excludes closed stores. Comparable net sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with U.S. GAAP.
New Customer
We define a customer as new when the customer has completed a transaction at Lovesac either at a showroom or internet channel only for the first time. Repeat customers accounted for approximately 46.8% of all transactions in fiscal 2025 compared to 43.6% in fiscal 2024. We expect a healthy mix between new and repeat customers in our transaction mix as we spend on acquiring new customers.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense and depreciation and amortization, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity based compensation, financing related expense; public company expenses; customer financing fees; and credit card transaction fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.
Historically, our revenue growth has been accompanied by increased selling, general and administrative expenses. The most significant components of these increases are payroll and rent costs. We expect these expenses to increase as we grow our business. We expect to leverage total selling, general and administrative expenses as a percentage of net sales as net sales volumes continue to grow. We expect to continue to invest in infrastructure to support the Company’s growth. Our continued infrastructure investments include research and development costs on our existing and future products and foundational technology investments to support our continued growth. These investments will lessen the impact of expense leveraging during the period of investment with the greater impact of expense leveraging happening after the period of investment. However, total selling, general and administrative expenses generally will leverage during the periods of investments with the greatest leverage occurring within the fourth quarter.
Advertising and Marketing Expense
Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. Advertising and marketing expenses are projected to rise as the Company drives net sales growth, supported by ongoing investments in these areas and careful monitoring to ensure efficient resource allocation..

Basis of Presentation and Results of Operations
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the financial statements and related notes included in this report. The discussion in this Form 10-K generally focuses on fiscal 2025 compared to fiscal 2024. Our fiscal 2024 results contain an additional, non-comparable 53rd week when compared to fiscal 2025. A discussion of our results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2024 Annual Report on Form 10-K.
Results of Operations
The following table summarizes key components of our results of operations for fiscal 2025, 2024, and 2023:

	2025	2024	2023	2025	2024	2023
	(In thousands)			(Percentage of net sales)
Net sales
Showrooms	$425,863	$437,394	$398,184	62.6%	62.5%	61.2%
Internet	196,313	199,778	176,519	28.8%	28.5%	27.1%
Other	58,452	63,093	76,476	8.6%	9.0%	11.7%
Total net sales	680,628	700,265	651,179	100.0%	100.0%	100.0%
Cost of merchandise sold	282,793	299,222	307,528	41.5%	42.7%	47.2%
Gross profit	397,835	401,043	343,651	58.5%	57.3%	52.8%
Operating expenses:
Selling, general and administrative expenses	281,450	264,314	215,979	41.4%	37.7%	33.2%
Advertising and marketing	88,027	94,050	79,864	12.9%	13.4%	12.3%
Depreciation and amortization	14,710	12,603	10,842	2.2%	1.8%	1.7%
Total operating expenses	384,187	370,967	306,685	56.5%	52.9%	47.2%
Operating income	13,648	30,076	36,966	2.0%	4.4%	5.6%
Interest and other income (expense), net	2,801	1,747	(117)	0.4%	0.2%	—%
Net income before taxes	16,449	31,823	36,849	2.4%	4.6%	5.6%
Income tax expense	4,893	7,962	10,361	0.7%	1.1%	1.6%
Net income	$11,556	$23,861	$26,488	1.7%	3.5%	4.0%
Other Operational Data
Our recent showroom growth is summarized in the following table:

Showroom Count:	February 2, 2025	February 4, 2024
Showrooms open at beginning of period	230	195
Showrooms opened	39	46
Showrooms closed	(12)	(11)
Showrooms open at end of period(1)	257	230
Showroom remodels	—	—
(1) Showrooms open at the end of the period include 1 kiosk and 2 mobile concierges as of fiscal 2025, and 6 kiosks and 2 mobile concierges as of fiscal 2024.

Fiscal 2025 Compared to Fiscal 2024

Net sales
Net sales decreased $19.7 million, or 2.8%, in fiscal 2025 compared to fiscal 2024 driven by a decrease of 9.3% in omni-channel comparable net sales, partially offset by new showroom openings. New customers increased by 1.4% in fiscal 2025 as compared to 13.3% in fiscal 2024.
Showroom net sales decreased $11.5 million, or 2.6% in fiscal 2025 compared to fiscal 2024.
Internet sales (sales made directly to customers through our ecommerce channel) decreased $3.5 million, or 1.7%, in fiscal 2025 compared to fiscal 2024.
Other sales, which include pop-up-shop sales, shop-in-shop sales and barter inventory transactions, decreased $4.6 million, or 7.4% in fiscal 2025 compared to fiscal 2024. The decrease was primarily driven by a reduction in barter transactions coupled with lower productivity of our temporary online pop-up-shops on Costco.com, partially offset by an increase in Best Buy shop-in-shop sales. We opened 5 additional Best Buy shop-in-shop locations compared to the prior year.
Gross profit
Gross profit decreased $3.2 million, or 0.8%, in fiscal 2025 compared to fiscal 2024. Gross margin increased 120 basis points to 58.5% of net sales in fiscal 2025 from 57.3% of net sales in fiscal 2024. The increase was primarily driven by a decrease of 240 basis points in inbound transportation costs, partially offset by a decrease of 80 basis points in product margin driven by higher promotional discounting and an increase of 40 basis points in outbound transportation and warehousing costs.
Selling, general and administrative expenses
SG&A expenses increased $17.2 million, or 6.5%, in fiscal 2025 compared to fiscal 2024. The increase was primarily related to increases of $15.8 million in payroll, $3.7 million in equity-based compensation, $1.7 million in rent, $1.5 million related to a settlement with the SEC, and $1.1 million in professional fees, partially offset by decreases of $5.0 million in credit card fees and $1.6 million in other overhead costs. As a percentage of net sales, SG&A was 41.4% in fiscal 2025, compared to 37.7% in fiscal 2024.
Advertising and marketing expenses
Advertising and marketing expenses decreased $6.1 million, or 6.4%, in fiscal 2025 compared to fiscal 2024. Advertising and marketing expenses were 12.9% and 13.4% of net sales in fiscal 2025 and 2024, respectively.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $2.1 million, or 16.7%, in fiscal 2025 compared to fiscal 2024, primarily driven by assets being placed into service related to leasehold improvements for new showrooms.
Interest and other income, net
Interest and other income, net was $2.8 million in fiscal 2025 compared to $1.7 million in fiscal 2024. The increase in interest income was primarily the result of higher cash deposits in the Company's interest-bearing bank accounts combined with higher interest rates.
Income tax expense
Income tax expense was $4.9 million in fiscal 2025 compared to $8.0 million in fiscal 2024. The decrease is primarily driven by lower net income before taxes, partially offset by an increase in the effective tax rate.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. At February 2, 2025, we had $83.7 million in cash and cash equivalents. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. We periodically use cash to repurchase shares of our common stock under our share repurchase program. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, customer deposits, and other current liabilities. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Cash paid for capital expenditures was $21.5 million in fiscal 2025. Capital expenditures are projected to be in the range of $22.0 million to $28.0 million for fiscal 2026.
Leases
The majority of our operating leases relate to company showrooms. We also lease our corporate facilities. At February 2, 2025, we had aggregate lease obligations of $222.9 million, with $32.0 million payable within 12 months. See Note 6, “Leases” of the Notes to Financial Statements for further discussion of our operating leases.
Cash Flow Analysis
The following table summarizes operating, investing, and financing activities for fiscal 2025, 2024, and 2023:

in thousands	2025	2024	2023
Net cash provided by (used in) operating activities	$38,977	$76,441	$(21,375)
Net cash used in investing activities	(21,517)	(29,211)	(25,549)
Net cash used in financing activities	(20,762)	(3,727)	(1,935)
Net change in cash and cash equivalents	(3,302)	43,503	(48,859)
Cash and cash equivalents at end of period	$83,734	$87,036	$43,533
Net cash provided by (used in) operating activities
Net cash provided by (used in) operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity based compensation, non-cash lease expense, and deferred income taxes, and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $39.0 million in fiscal 2025, a decrease from $76.4 million in the prior year period, primarily driven by lower net income and changes in working capital related to inventory management actions and income taxes paid. The decrease was partially offset by cash inflows resulting from the timing of payments to vendors.
Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings and the acquisition of intangible assets.
Net cash used in investing activities was $21.5 million in fiscal 2025, a decrease from $29.2 million in the prior year period, primarily attributable to a reduction in capital expenditures, driven by a year-over-year decrease in the number of new showroom openings.
Net cash used in financing activities
Financing activities consist primarily of repurchases of our common stock, taxes paid for the net settlement of equity awards and payment of deferred financing costs.

Net cash used in financing activities was $20.8 million in fiscal 2025, an increase from $3.7 million in the prior year period, primarily resulting from repurchases of our common stock beginning in fiscal 2025.
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
On March 24, 2023, the Company amended the credit agreement to extend the maturity date to September 30, 2024. On July 29, 2024, we amended the credit agreement to add an uncommitted accordion feature that allows the Company, subject to certain customary conditions, to increase the size of the revolving credit facility by $10 million and, among other things, extend the maturity date of the loans made under the Amendment from September 30, 2024 to July 29, 2029. For additional information regarding our line of credit with Wells Fargo Bank, see Note 8. Financing Arrangements in the Notes to the Financial Statements included in Part IV of this report. As of February 2, 2025 and February 4, 2024, the Company’s borrowing availability under the line of credit was $32.6 million and $36.0 million, respectively, and there were no outstanding borrowings under our credit facility.
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
As of February 2, 2025, we had $20.1 million available to repurchase shares pursuant to the share repurchase program. For additional information, see Note 9. Stockholders' Equity in the Notes to the Financial Statements included in Part IV of this report.
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

All of our significant accounting policies are outlined in Note 1. Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to the Financial Statements included in Part IV of this report. There have been no material changes to the significant accounting policies during fiscal 2025.
Barter Arrangements
The Company has a bartering arrangement with a third-party vendor, whereby the Company will provide inventory in exchange for media credits. Barter sales transaction with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up in our warehouse. Fair value is estimated using various considerations, including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on forecasted media spend subject to media credits under the barter arrangement. Projecting marketing spend requires estimating such factors as sales growth, inflation, overall economics of the retail industry, and changes in marketing trends, and are therefore subject to variability and difficult to predict, among other things. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. For fiscal 2025, 2024, and 2023, the Company recognized $9.0 million, $12.3 million, and $21.3 million, respectively, of barter sales in exchange for media credits. The Company had $36.7 million and $32.8 million of unused media credits as of February 2, 2025, and February 4, 2024, respectively, and did not recognize any impairment.
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
In fiscal 2025, 2024, and 2023, we did not recognize any impairment charges for any long-lived assets.
Merchandise Inventories
Merchandise inventories are comprised of finished goods which are carried at the lower of cost or net realizable value, including warehousing and capitalized freight costs. Cost is determined on a weighted-average method basis. Merchandise inventories consist primarily of foam filled furniture, sectional couches, and related accessories. We adjust our inventory for obsolescence based on historical trends, aging reports, specific identification and its estimates of future retail sales prices. In addition, we include capitalized freight and warehousing costs in inventory related to the finished goods in inventory.
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

The Company records lease liabilities at the present value of the lease payments not yet paid, discounted at the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term. As the Company's leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at possession date in determining the present value of lease payments.

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
Inflation
In fiscal 2025, we continued to see normalization of inflationary pressures in the supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 8. Financial Statements and Supplementary Data.
The Company’s financial statements are contained in the pages beginning on F-1, which appear at the end of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of February 2, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2025. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of February 2, 2025. The effectiveness of our internal control over financial reporting as of February 2, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, included within this Item 9A of this Annual Report on Form 10-K.

Changes in our Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year ended February 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Lovesac Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Lovesac Company (the “Company”) as of February 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended February 2, 2025, of the Company and our report dated April 10, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Stamford, Connecticut
April 10, 2025

Item 9B. Other Information.
Trading Arrangements
On January 10, 2025, Shawn D. Nelson, CEO, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 24,000 shares of the Company’s common stock. Mr. Nelson's plan will expire on January 10, 2026, subject to early termination for certain specified events set forth in the plan.
No other director or officer of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement (each as defined in Item 408 (a) and (c) of Regulation S-K) during the thirteen weeks ended February 2, 2025. Transactions by Section 16 directors and officers will be disclosed publicly through Form 4 filings with the SEC to the extent required by law.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The following is a list of the names, ages and backgrounds of our current executive officers as of April 10, 2025:

Name	Age	Present Position	Business Experience
Shawn Nelson	48	Chief Executive Officer and Director	Shawn Nelson founded Lovesac in 1998 and is currently serving as Chief Executive Officer of the Company and as a member of the Board of Directors. Mr. Nelson is the lead designer of the Company's patented products and leads sourcing, creative, design, public relations, investor relations and culture. In 2005, Mr. Nelson won Richard Branson's "The Rebel Billionaire" on Fox and continues to participate in ongoing TV appearances. Mr. Nelson has a Master's Degree in Strategic Design and Management and is a former graduate-level instructor at Parsons, The New School for Design in New York City. Mr. Nelson is also fluent in Mandarin.
Mary Fox	52	President and Chief Operating Officer	Mary Fox is the President and Chief Operating Officer of Lovesac since November 2021. Previously, she served as General Manager for North America Consumer Products at BIC from 2018 to November 2021. Prior to joining BIC, she spent six years at L’Oréal in various roles within Ecommerce, New Business Development, and Business Transformation in the United States. Before L’Oréal, Ms. Fox held several senior leadership positions at Walmart in both the United States and International divisions. During her time as SVP Global Sourcing at Walmart, Ms. Fox co-founded the Sustainable Apparel Coalition in 2009 with Patagonia, which is now the leading global apparel, footwear, and textile coalition focused on sustainable production. Since 2023, Ms. Fox is a director of AF Ventures, a venture capital fund investing in high growth consumer products. She also served as a director of AF Acquisition Corp., a special purpose acquisition company targeting the better-for-you food and beverage, health and wellness, beauty, personal care and pet industries, from 2021 to 2023. She also served on the Board of Directors of The Lovesac Company from February 2020 to November 2021. Ms. Fox graduated from Coventry University in the United Kingdom and holds a degree in manufacturing engineering and business studies.
Keith Siegner	50	Executive Vice President, Chief Financial Officer and Treasurer
Keith Siegner is Executive Vice President, Chief Financial Officer and Treasurer of The Lovesac Company. From April 2021 to February 2023, he served as Chief Financial Officer of Vindex, LLC, a leading global esports technology and infrastructure company that was sold to Savvy Games Group in February 2023. In this role, Keith led global finance operations for Vindex and its subsidiaries, which included Esports Engine, Vindex Intelligence and Belong Gaming Arenas. Prior to joining Vindex he served as the Vice President, Investor Relations, Mergers & Acquisitions, and Treasurer at Yum! Brands (NYSE: YUM), which included leading the capital markets, global cash management, and risk finance teams, as well as several years in corporate strategy. Before YUM, Keith was a senior banking executive in equity research for over 15 years at UBS Securities, where he was Executive Director, and at Credit Suisse before that. He began his career at Arthur Andersen in the International Tax Consulting Division. Keith received Bachelor’s and Master’s accounting degrees from Wake Forest University, and is a Certified Financial Analyst Charterholder and a Certified Public Accountant (inactive).

We will file with the SEC a definitive proxy statement (the “2025 Proxy Statement”) pursuant to Regulation 14A for our 2025 annual meeting of stockholders within 120 days of the fiscal year ended February 2, 2025. The additional information required by this Item will appear in the 2025 Proxy Statement and is incorporated by reference herein.
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
Item 11. Executive Compensation.
The information required by this Item will appear in the 2025 Proxy Statement and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will appear in the 2025 Proxy Statement and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will appear in the 2025 Proxy Statement and is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will appear in the 2025 Proxy Statement and is incorporated by reference herein.

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
3. Exhibits
See the Exhibit Index.
Item 16. Form 10-K Summary.
Optional disclosure not included in this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
2.1	Assignment and Assumption Agreement	S-1	2.1	4/20/2018
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	6/7/2021
3.2	Amended and Restated Bylaws	8-K	3.2	12/1/2023
4.5	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act of 1934	10-K	4.5	4/11/2024
10.1†	Wells Fargo Credit Agreement	S-1	10.1	4/20/2018
10.2†	Amendment No. 6 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	10-K	10.2	3/30/2022
10.3±	Second Amended and Restated 2017 Equity Incentive Plan	10-Q	10.1	6/8/2022
10.4±	Amendment No. 1 to Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	6/2/2023
10.5±	Form of Restricted Stock Units Agreement	S-1/A	10.3	5/23/2018
10.6	Amended and Restated Registration Rights Agreement	S-1	10.5	4/20/2018
10.7±	Employment Agreement dated October 26, 2017, by and between The Lovesac Company and Shawn Nelson	S-1	10.6	4/20/2018
10.8±	First Amendment to Employment Agreement dated October 2, 2019, by and between The Lovesac Company and Shawn Nelson	10-K	10.8	4/14/2021
10.9±	Second Amendment to Employment Agreement dated March 24, 2022, by and between The Lovesac Company and Shawn Nelson	10-K	10.14	3/30/2022
10.10±	Amended and Restated Employment Agreement dated March 23, 2023, by and between The Lovesac Company and Shawn Nelson	10-K	10.16	3/29/2023
10.11±	Employment Agreement between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.1	11/12/2021
10.12±	Offer Letter between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.3	11/12/2021
10.13±	Mary Fox Resignation Letter from Board of Directors, dated November 9, 2021	8-K	10.4	11/12/2021
10.14±	Form of Stock Option Award Agreement	10-K	10.11	4/14/2021
10.15±	The Lovesac Company Annual Incentive Compensation Plan	10-Q	10.1	12/9/2021
10.16±	The Lovesac Company Director Compensation Policy, as amended, dated February 2, 2025	Filed herewith.
10.17†	Amendment No. 7 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	10-K	10.22	3/29/2023
10.18±	Employment Agreement between the Company and Keith Siegner, dated June 1, 2023	10-K	10.24	4/11/2024
10.19±	Offer Letter between the Company and Keith Siegner, dated May 12, 2023	10-K	10.25	4/11/2024
10.20	Retailer Program Agreement between Synchrony Bank (formerly GE Capital Retail Bank) and the Company (formerly SAC Acquisition LLC), dated April 1, 2013	10-K	10.27	4/11/2024

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.21	First Amendment to Retailer Program Agreement between Synchrony Bank (formerly GE Capital Retail Bank) and the Company (formerly SAC Acquisition LLC), dated September 1, 2014	10-K	10.28	4/11/2024
10.22	Second Amendment to Retailer Program Agreement between Synchrony Bank (formerly SAC Acquisition LLC), dated May 11, 2018, and effective as of January 1, 2018	10-K	10.29	4/11/2024
10.23	Third Amendment to Retailer Program Agreement between Synchrony Bank and the Company (formerly SAC Acquisition LLC), dated March 24, 2023, and effective as of January 1, 2023	10-K	10.30	4/11/2024
10.24†
Eighth Amendment to Credit Agreement, dated as of September 7, 2023, by and among The Lovesac Company, Wells Fargo Bank, National Association, as agent, swing line lender and L/C issuer, and the other lenders party thereto.
		Filed herewith.
10.25†	Ninth Amendment to Credit Agreement, dated as of July 29, 2024, by and among The Lovesac Company, Wells Fargo Bank, National Association, as agent, swing line lender and L/C issuer, and the other lenders party thereto.	8-K	10.1	7/31/2024
10.26±	Amendment No. 2 to the Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	6/14/2024
19.1	The Lovesac Company Insider Trading Policy, as amended	Filed herewith.
21.1	List of Subsidiaries	10-K	21.1	4/14/2021
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
97.1*	The Lovesac Dodd-Frank Clawback Policy	10-K	97.1	4/11/2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: April 10, 2025		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: April 10, 2025		Executive Vice President and Chief Financial Officer
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

/s/ Shawn Nelson	April 10, 2025
Shawn Nelson
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Keith Siegner	April 10, 2025
Keith Siegner
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Heyer	April 10, 2025
Andrew Heyer
Chairman and Director

/s/ Walter McLallen	April 10, 2025
Walter McLallen
Director

/s/ Sharon M. Leite	April 10, 2025
Sharon M. Leite
Director

/s/ Shirley Romig	April 10, 2025
Shirley Romig
Director

/s/ John Grafer	April 10, 2025
John Grafer
Director

/s/ Jack Krause	April 10, 2025
Jack Krause
Director

/s/ Vineet Mehra	April 10, 2025
Vineet Mehra
Director

THE LOVESAC COMPANY
FINANCIAL STATEMENTS
AS OF FEBRUARY 2, 2025 AND FEBRUARY 4, 2024 AND FOR THE YEARS ENDED FEBRUARY 2, 2025, FEBRUARY 4, 2024, AND JANUARY 29, 2023

THE LOVESAC COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Lovesac Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Lovesac Company (the "Company") as of February 2, 2025 and February 4, 2024, the related statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended February 2, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2025 and February 4, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Barter Arrangements — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company has a bartering arrangement with a third-party vendor, in which the Company repurposes returned open-box inventory in exchange for media credits. Barter sale transactions with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up from the Company’s warehouse. Fair value is estimated using various considerations including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on a forecasted media spend subject to media credits under the barter arrangement. For the year ended February 2, 2025, the Company recognized $9.0 million of barter sales in exchange for media credits. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. As of February 2, 2025, the Company had $36.7 million of unused media credits and did not recognize any impairment.

We identified the barter arrangement as a critical audit matter because of the significant estimate and assumptions management makes to determine the transaction price based on the estimated fair value of the non-cash consideration received in exchange for the media credits and of forecasted media spend used to evaluate the unused media credits for potential impairment. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimate of the fair value of the sale transaction price and future utilization of media credits.

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
◦For a sample of barter sale transactions, we tested that the sale occurred and the estimated fair value of the sale transaction price, as follows:
▪Obtained shipping documents that evidenced the transfer of control of the related inventory.
▪Compared management’s estimate of advertising costs to the actual advertising costs incurred for selected promotional campaigns subject to the barter arrangement from the third-party vendor.
▪Compared the transaction price of the inventory sold through the bartering agreement to the transaction price of like inventory sold to other third-party customers.
▪Tested the underlying assumptions to management’s analysis to determine their ability to utilize media credits by 1) making inquiries of management related to their projected advertising and media spend, 2) performing a lookback analysis of total marketing spend and specific marketing spend with the third-party vendor, and 3) comparing the forecasts to the amounts included in the overall business forecast as communicated to the Board of Directors.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
April 10, 2025

We have served as the Company’s auditor since fiscal 2023.

THE LOVESAC COMPANY
BALANCE SHEETS

(amounts in thousands, except share and per share amounts)	February 2, 2025	February 4, 2024
Assets
Current Assets
Cash and cash equivalents	$83,734	$87,036
Trade accounts receivable, net	16,781	13,463
Merchandise inventories, net	124,333	98,440
Prepaid expenses	14,807	11,664
Other current assets	6,942	3,845
Total Current Assets	246,597	214,448
Property and equipment, net	77,990	70,807
Operating lease right-of-use assets	157,750	155,856
Goodwill	144	144
Intangible assets, net	1,586	1,457
Deferred tax asset	15,277	10,803
Other assets	32,906	28,665
Total Assets	$532,250	$482,180
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$51,814	$28,821
Accrued expenses	51,986	38,622
Payroll payable	9,501	6,998
Customer deposits	11,250	8,257
Current operating lease liabilities	22,662	17,628
Sales taxes payable	7,897	6,030
Total Current Liabilities	155,110	106,356
Operating lease liabilities, long-term	160,361	157,876
Income tax payable, long-term	424	452
Line of credit	—	—
Total Liabilities	$315,895	$264,684
Commitments and Contingencies (See Note 7)
Stockholders’ Equity
Preferred stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of February 2, 2025 and February 4, 2024.	—	—
Common stock $0.00001 par value, 40,000,000 shares authorized, 14,786,934 shares issued and outstanding as of February 2, 2025 and 15,489,364 shares issued and outstanding as of February 4, 2024.	—	—
Additional paid-in capital	190,510	183,095
Accumulated earnings	25,845	34,401
Stockholders’ Equity	216,355	217,496
Total Liabilities and Stockholders’ Equity	$532,250	$482,180
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 2, 2025, FEBRUARY 4, 2024, AND JANUARY 29, 2023

(amounts in thousands, except per share data and share amounts)	2025	2024	2023
Net sales	$680,628	$700,265	$651,179
Cost of merchandise sold	282,793	299,222	307,528
Gross profit	397,835	401,043	343,651
Operating expenses:
Selling, general and administrative expenses	281,450	264,314	215,979
Advertising and marketing	88,027	94,050	79,864
Depreciation and amortization	14,710	12,603	10,842
Total operating expenses	384,187	370,967	306,685
Operating income	13,648	30,076	36,966
Interest and other income (expense), net	2,801	1,747	(117)
Net income before taxes	16,449	31,823	36,849
Income tax expense	4,893	7,962	10,361
Net income	$11,556	$23,861	$26,488

Net income per common share:
Basic	$0.75	$1.55	$1.74
Diluted	$0.69	$1.45	$1.66

Weighted average shares outstanding:
Basic	15,502,469	15,427,975	15,198,754
Diluted	16,791,471	16,460,383	15,955,668
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 2, 2025, FEBRUARY 4, 2024, AND JANUARY 29, 2023

	Common		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - January 30, 2022	15,123,338	$—	$173,762	$(15,948)	$157,814
Net income	—	—	—	26,488	26,488
Equity-based compensation	—	—	10,450	—	10,450
Vested restricted stock units	72,360	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(1,658)	—	(1,658)
Balance - January 29, 2023	15,195,698	—	182,554	10,540	193,094
Net income	—	—	—	23,861	23,861
Equity-based compensation	—	—	4,216	—	4,216
Vested restricted stock units	219,074	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,675)	—	(3,675)
Exercise of warrants	74,592	—	—	—	—
Balance - February 4, 2024	15,489,364	$—	$183,095	$34,401	$217,496
Net income	—	—	—	11,556	11,556
Equity-based compensation	—	—	7,945	—	7,945
Vested restricted stock units	75,283	—	—	—	—
Repurchases of common stock	(777,713)	—	—	(20,112)	(20,112)
Taxes paid for net share settlement of equity awards	—	—	(530)	—	(530)
Balance - February 2, 2025	14,786,934	$—	$190,510	$25,845	$216,355
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 2, 2025, FEBRUARY 4, 2024, AND JANUARY 29, 2023

(amounts in thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$11,556	$23,861	$26,488
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	14,292	12,174	10,454
Amortization of other intangible assets	418	429	388
Amortization of deferred financing fees	127	159	164
Net loss on disposal of property and equipment	140	235	45
Gain on lease termination	—	(131)	—
Equity based compensation	7,945	4,216	10,450
Non-cash lease expense	25,171	22,631	19,265
Deferred income taxes	(4,474)	(2,126)	1,044
Change in operating assets and liabilities:
Trade accounts receivable	(3,318)	(4,360)	(555)
Merchandise inventories	(25,893)	21,187	(11,135)
Prepaid expenses and other current assets	(6,064)	(164)	3,087
Other assets	(4,241)	(6,301)	(20,913)
Accounts payable	22,392	2,669	(12,774)
Accrued expenses and other payables	17,507	14,020	(18,564)
Operating lease liabilities	(19,546)	(14,007)	(22,263)
Customer deposits	2,993	1,497	(6,556)
Other liabilities	(28)	452	—
Net cash provided by (used in) operating activities	38,977	76,441	(21,375)
Cash Flows from Investing Activities
Purchase of property and equipment	(21,026)	(28,736)	(25,242)
Payments for patents and trademarks	(491)	(475)	(307)
Net cash used in investing activities	(21,517)	(29,211)	(25,549)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(530)	(3,675)	(1,658)
Repurchases of common stock	(19,929)	—	—
Proceeds from the line of credit	—	255	—
Payments on the line of credit	—	(255)	—
Payment of deferred financing costs	(303)	(52)	(277)
Net cash used in financing activities	(20,762)	(3,727)	(1,935)
Net change in cash and cash equivalents	(3,302)	43,503	(48,859)
Cash and cash equivalents - Beginning	87,036	43,533	92,392
Cash and cash equivalents - Ending	$83,734	$87,036	$43,533
Supplemental Cash Flow Data:
Cash paid for taxes	$8,447	$1,810	$10,670
Cash paid for interest	$112	$146	$192
Non-cash investing and financing activities:
Asset acquisitions not yet paid for at period end	$1,240	$1,576	$4,103
Excise tax on share repurchases, accrued but not paid	$183	$—	$—
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations
The Lovesac Company (the “Company”, “we”, “us” or “our”) is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through modern and efficient showrooms and, increasingly, through online sales directly at www.lovesac.com, supported by direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, as well as through shop-in-shops and online pop-up-shops with third party retailers. As of February 2, 2025, the Company operated 257 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company (“SAC LLC”), the predecessor entity to the Company.

Basis of Presentation
The financial statements of the Company as of February 2, 2025 and February 4, 2024 and for the years ended February 2, 2025, February 4, 2024 and January 29, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Fiscal Year
The Company’s fiscal year is determined on a 52/53 week basis ending on the Sunday closest to February 1. Hereinafter, fiscal years ended February 2, 2025, February 4, 2024 and January 29, 2023 are referred to as fiscal 2025, 2024 and 2023, respectively. Fiscal 2025, 2024 and 2023 were 52-week, 53-week and 52-week fiscal years, respectively.

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

Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $116.0 million, $133.2 million and $159.7 million in fiscal 2025, 2024 and 2023, respectively.

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the statement of operations and an increase in inventory and customers returns liability on the balance sheet. As of February 2, 2025 and February 4, 2024, there was a returns allowance recorded on the balance sheet in the amount of $9.2 million and $5.6 million, respectively, which was included in accrued expenses, and sales returns of $2.4 million and $1.3 million, respectively, included in merchandise inventories.

In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company's balance sheet. As of February 2, 2025, and February 4, 2024, the Company recorded customer deposit liabilities in the amount of $11.3 million and $8.3 million, respectively. During fiscal 2025, 2024 and 2023, the Company recognized $8.3 million, $6.8 million and $13.3 million, respectively, related to customer deposits from fiscal 2024, 2023 and 2022, respectively.

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

(in thousands)	2025	2024	2023
Showrooms	$425,863	$437,394	$398,184
Internet	196,313	199,778	176,519
Other	58,452	63,093	76,476
Total net sales	$680,628	$700,265	$651,179

The Company has no foreign operations and its net sales to foreign countries was less than 0.01% of total net sales in fiscal 2025, 2024, and 2023.

The Company had no customers that comprise more than 10% of total net sales in fiscal 2025, 2024, or 2023. See Note 10. Segment Information for net sales disaggregated by product.

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

For fiscal 2025, 2024, and 2023, the Company recognized $9.0 million, $12.3 million, and $21.3 million, respectively, of barter sales in exchange for media credits. As of February 2, 2025, and February 4, 2024, the Company had $5.3 million and $5.1 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $31.4 million and $27.7 million, respectively, classified as non-current. The credits expire from January through October 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment for fiscal 2025, 2024, and 2023. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.

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

Trade Accounts Receivable, net
Trade accounts receivable are stated at their estimated realizable amount and do not bear interest for which collectability is reasonably assured. Management determines the allowance for doubtful accounts by regularly evaluating individual customer accounts, considering the customer’s financial condition, and credit history, and general and industry current economic conditions. Trade accounts receivables are evaluated for collectability on a regular basis and an allowance is recorded, if necessary. Recoveries of amounts previously written off are recorded when received. Historically, collection losses have been immaterial as a significant portion of the Company’s receivables are related to individual credit card transactions and two wholesale customers. For fiscal 2025, 2024, and 2023, the Company recognized $0.4 million, $1.0 million, and $0.4 million, respectively, related to bad debt write-offs.

Breakdown of trade accounts receivable is as follows:

(in thousands)	February 2, 2025	February 4, 2024
Credit card receivables	$11,121	$10,963
Wholesale receivables	5,660	2,500
Total trade accounts receivable, net	$16,781	$13,463

The Company had two wholesale customers that comprised 100% of wholesale receivables at February 2, 2025 and February 4, 2024, respectively.

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

Gift Certificates and Merchandise Credits
The Company sells gift certificates and issues merchandise credits to its customers in the showrooms and through its website. Revenue associated with gift certificates and merchandise credits is deferred until redemption of the gift certificate and merchandise credits. The Company did not recognize any breakage revenue in fiscal 2025, 2024 or 2023 as the Company continues to honor all outstanding gift certificates.

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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identified net assets of each business acquired. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying amounts may be impaired. The Company did not recognize any goodwill impairment charges during fiscal 2025, 2024, or 2023.

Intangible Assets, net
Intangible assets with finite useful lives, including patents, trademarks, and other intangible assets are being amortized on a straight-line basis over their estimated lives of 10 years, 3 years, and 5 years, respectively. Intangible assets with finite useful lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset might not be recovered. There were no impairments during fiscal 2025, 2024, or 2023.
Intangible assets, net as of February 2, 2025 and February 4, 2024 consists of (in thousands):

	February 2, 2025				February 4, 2024
	Weighted-Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	7.5	$3,974	$(2,459)	$1,515	7.5	$3,493	$(2,140)	$1,353
Trademarks	2.0	1,661	(1,590)	71	2.0	1,595	(1,491)	104
Other intangibles	0.0	840	(840)	—	0.0	840	(840)	—
Total		$6,475	$(4,889)	$1,586		$5,928	$(4,471)	$1,457
Amortization expense was $0.4 million in fiscal 2025, 2024, and 2023.
The following table presents the future expected amortization expense as of February 2, 2025 (in thousands):

2026	$373
2027	293
2028	264
2029	198
2030	158
After	300
$1,586

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

In fiscal 2025, 2024, and 2023, the Company did not recognize any impairment charges associated with showroom-level right of use lease assets.

Product Warranty
Depending on the type of merchandise, the Company offers either a three-year limited warranty or a lifetime warranty. The Company’s warranties require it to repair or replace defective products at no cost to the customer. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The Company periodically reviews the adequacy of its recorded warranty liability. Product warranty expense, without any reserve adjustments, was approximately $2.5 million, $2.0 million, and $0.7 million in fiscal 2025, 2024, and 2023. Warranty reserve was $2.4 million and $1.4 million as of February 2, 2025 and February 4, 2024, respectively, which was included in accrued expenses.

Leases
The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through April 2035. Leases with an initial term of twelve months or less are not recorded on the balance sheet and are expensed as incurred over the lease term in the Statements of Operations.

The Company determines if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Operating right-of-use assets represents the right to use an underlying asset pursuant to the lease for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease, both of which are recognized based on the present value of future minimum lease payments over the lease term at the possession date. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. We combine lease and non-lease components for our showroom real estate leases in determining the lease payments subject to the initial present value calculation.

The lease payments are discounted at the Company's incremental borrowing rate as the implicit rate in the lease is not readily determinable for most of the Company's leases, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We determine incremental borrowing rates quarterly as of the last day of each prior fiscal quarter provided by a third party valuation specialist.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense and depreciation and amortization, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity based compensation, financing related expenses and public company expenses; and credit card transaction fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.
Research and Development Expenses

Research and development costs are charged to expense in the period incurred. Research and development expense were $8.4 million, $7.7 million, and $8.4 million in fiscal years 2025, 2024, and 2023, respectively.

Employee Benefit Plan
In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with elective deferrals beginning May 1, 2017. The 401(k) Plan calls for elective deferral contributions, safe harbor matching contributions and profit sharing contributions. All employees of the Company will be eligible to participate in the 401(k) Plan in the month following one (1) month of service and the employee is over age 21. Participants are able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. Employer contributions to the 401(k) Plan for fiscal years 2025, 2024, and 2024 were approximately $2.1 million, $1.6 million, and $1.3 million, respectively.

Advertising Expenses
Advertising expense include digital, social, and traditional advertising that covers all of our business channels. All advertising costs are expensed as incurred, or upon the release of the initial advertisement. Total advertising expenses were $77.4 million, $82.3 million, and $71.4 million in fiscal years 2025, 2024, and 2023, respectively.

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
Recent Accounting Pronouncements Adopted
Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2025 and interim periods starting in fiscal 2026, with early adoption permitted. On February 5, 2024, the Company adopted ASU 2023-07 with impact to its disclosures only and no impacts to its results of operations, cash flows or financial condition.
Recent Accounting Pronouncements Not Yet Adopted
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
Disaggregation of income statement expenses. In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. This accounting standards update will be effective for us for fiscal year 2028 and interim periods beginning in the first quarter of fiscal 2029, with early adoption permitted. The Company expects this ASU to only impact its disclosures with no impacts to its results of operations, cash flows or financial condition.

Climate-Related Disclosures. In March 2024, the SEC passed rule changes that will require registrants to provide certain climate-related information in their registration statements and annual reports. The new rules enhance and standardize climate-related disclosures in an effort to provide investors with more consistent, comparable and reliable information about the impact of climate-related risks on registrants. The rules require disclosure of greenhouse gas (GHG) emissions in annual reports and registration statements Additionally, all registrants would be required to provide numerous climate-related disclosures within their financial statements and elsewhere in their filings. In April 2024, the SEC released an order staying this final rule pending judicial review of all the petitions challenging the rule. The Company is currently evaluating the impact of the potential rule change. This accounting standards update would be effective for us for fiscal year 2027.
Note 2. Property and Equipment, net
Property and equipment, net as of February 2, 2025 and February 4, 2024 consists of (in thousands):

	Estimated Life	February 2, 2025	February 4, 2024
Office and store furniture, and equipment	5 Years	$15,410	$13,089
Software	5 Years	3,006	5,206
Leasehold improvements	Shorter of estimated useful life or lease term	97,874	80,501
Computers	3 Years	5,747	5,254
Tools, Dies, Molds	5 Years	1,525	779
Vehicles	5 Years	497	497
Construction in process	NA	6,442	7,826
Total		130,501	113,152
Accumulated depreciation and amortization		(52,511)	(42,345)
Property and equipment, net		$77,990	$70,807
Depreciation and amortization expense was $14.3 million, $12.2 million, and $10.5 million in fiscal 2025, 2024, and 2023, respectively.
Note 3. Accrued Expenses

The following table presents the components of accrued expenses (in thousands):

	February 2, 2025	February 4, 2024
Accrued warehouse, freight, and inventory	$17,837	$13,348
Customer return liability	10,042	5,606
Accrued income taxes	8,259	7,675
Accrued advertising and marketing	6,707	3,373
Warranty liability	2,391	1,359
Other accrued expenses(1)	6,750	7,261
Total Accrued Expenses	$51,986	$38,622
(1) Other accrued expenses consists primarily of professional fees, credit card fees, rent, property and equipment, and other operating costs.

Note 4. Income Taxes

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the statements of operations for fiscal 2025, 2024, and 2023 are set forth below:

	2025	2024	2023
Current taxes:
U.S. federal	$6,767	$6,898	$6,127
State and local	2,600	3,190	3,190
Total current tax expense	$9,367	$10,088	$9,317

Deferred taxes:
U.S. federal	$(3,498)	$(1,238)	$1,767
State and local	(976)	(888)	(723)
Total deferred tax (benefit) expense	(4,474)	(2,126)	1,044
Total income tax expense	$4,893	$7,962	$10,361
A reconciliation of income taxes at the federal statutory corporate rate to the effective rate for fiscal 2025, 2024, and 2023 is as follows:

	2025	2024	2023
Provision (benefit) at federal Statutory rates	21.0%	21.0%	21.0%
State tax, net of federal provision (benefit)	6.6%	5.1%	4.9%
Non-deductible executive compensation	—%	0.3%	1.8%
Permanent adjustments	0.2%	0.1%	0.2%
Penalties	1.9%	—%	—%
Equity-based compensation	2.7%	0.5%	0.1%
Research and development credit	(2.1)%	(3.6)%	—%
Other	(0.4)%	0.2%	0.1%
Uncertain tax benefits	(0.2)%	1.4%	—%
Effective tax rate	29.7%	25.0%	28.1%

Significant components of the Company's deferred tax assets are as follows (in thousands):

	February 2, 2025	February 4, 2024
Deferred Income Tax Assets
State net operating loss carryforward	$286	$342
Intangible assets	467	465
Accrued liabilities	4,043	2,879
Equity-based compensation	3,122	2,219
Merchandise inventories	4,534	3,848
Research and development capitalization	4,183	3,687
Operating lease liabilities	46,994	45,220
Total Deferred Income Tax Assets	63,629	58,660
Deferred Income Tax Liabilities
Operating lease right of use asset	(40,505)	(40,393)
Property and equipment	(7,847)	(7,464)
Total Deferred Tax Liabilities	(48,352)	(47,857)
Net Deferred Income Tax Asset	$15,277	$10,803
At February 2, 2025 and February 4, 2024, the Company did not have any net operating loss carryforwards available for federal income tax purposes. The Company has approximately $4.8 million and $5.7 million of state net operating loss carryforwards as of February 2, 2025 and February 4, 2024, respectively. The state net operating losses expire at various times between 2032 and 2040. The statute of limitations has expired for all tax years prior to 2022 for federal and state tax purposes. However, the net operating losses generated on the Company's federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.
As of February 2, 2025 and February 4, 2024, the Company did not record a valuation allowance against its net deferred tax assets, due to its assessment and conclusion that it is more likely than not that it would realize its net deferred tax assets.

A reconciliation of beginning and ending amounts of unrecognized tax benefits for fiscal 2025, 2024, and 2023 is as follows:

	2025	2024	2023

Gross unrecognized tax benefit, beginning of period	$452	$—	$—
Additions based on tax positions related to the current year	65	177	—
Additions related to tax positions in prior year	—	275	—
Settlements related to tax positions in a prior period	—	—	—
Decreases based on tax positions in a prior period	(142)	—	—
Gross unrecognized tax benefit, end of period	$375	$452	$—

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. As of February 2, 2025 and February 4, 2024, the Company has unrecognized tax benefits of $0.4 million and $0.5 million, respectively. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during fiscal 2025, 2024, and 2023. To the extent these unrecognized tax benefits are ultimately recognized, approximately $0.4 million will impact the Company’s effective tax rate. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the statements of operations.

The Internal Revenue Service (IRS) has concluded the audit of the Company's fiscal 2019 federal income tax return as of February 4, 2024. During fiscal 2025, the Company filed amended federal and state income tax returns for fiscal 2022 and 2023 as a result of the IRS audit settlement. The amended returns did not have a material impact to the financial statements.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. The Company assessed and concluded that the Inflation Reduction Act did not have an impact to the financials as of February 2, 2025, and will continue to monitor the impact of the changes.

For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. For fiscal 2025, 2024, and 2023, due to the capitalization of research and development expenditures, the Company’s current federal taxable income increased by approximately $7.5 million, $9.0 million, and $7.7 million, respectively, with a corresponding increase in the Company’s deferred tax assets. The Company will continue to monitor the impact of changes in tax legislation.
Note 5. Basic and Diluted Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share for fiscal 2025, 2024, and 2023:

(amounts in thousands, except per share data and share amounts)	2025	2024	2023
Net income	$11,556	$23,861	$26,488

Weighted-average number of common shares outstanding, basic	15,502,469	15,427,975	15,198,754
Effect of dilutive securities(1)	1,289,002	1,032,408	756,914
Weighted-average number of common shares outstanding, diluted	16,791,471	16,460,383	15,955,668

Basic net income per share	$0.75	$1.55	$1.74
Diluted net income per share	$0.69	$1.45	$1.66
(1) The effect of dilutive securities includes unvested restricted stock units, stock options and warrants. During fiscal 2024, all remaining outstanding warrants were exercised. For fiscal 2025, 2024, and 2023, the effects of 495,366 stock options outstanding were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

Note 6. Leases
Components of lease expense were as follows (in thousands):

	2025	2024	2023
Operating lease expense	$34,469	$30,305	$24,173
Variable and short term lease expense	7,465	13,290	16,803
Total lease expense	$41,934	$43,595	$40,976
Variable lease expense includes percentage rent, maintenance, sales tax on rent, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During fiscal 2025, 2024, and 2023, we did not recognize any impairment charges associated with showroom-level right-of-use assets.

Future minimum lease payments under non-cancelable leases as of February 2, 2025 were as follows (in thousands):

2026	$32,024
2027	33,583
2028	31,331
2029	28,826
2030	26,810
Thereafter	70,284
Total undiscounted future minimum lease payments	222,858
Less: imputed interest	(39,835)
Total present value of lease obligations	183,023
Less: current operating lease liability	(22,662)
Operating lease liability- long term	$160,361

Supplemental cash flow information related to our operating leases is as follows (in thousands):

	2025	2024	2023
Operating cash flow information:
Amounts paid on operating lease liabilities	$34,651	$29,748	$23,724
Non-cash activities
Net additions to right-of-use assets obtained in exchange for lease obligations	$22,639	$42,064	$53,239
Weighted average remaining lease term - operating leases	6.9 years	7.5 years	7.4 years
Weighted average discount rate - operating leases	5.23%	4.97%	4.10%

Note 7. Commitments, Contingencies and Related Parties

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business, as well as certain other non-ordinary course proceedings, claims and investigations, as described below. We make a provision for a loss contingency when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we disclose such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we disclose that fact. We review any such loss contingency provisions at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. We recognize insurance recoveries, if any, when they are probable of receipt. All associated costs due to third-party service providers and consultants, including legal fees, are expensed as incurred. Legal proceedings are inherently unpredictable. It is possible that our financial position, results of operations or cash flows could be materially negatively affected in any particular period by an unfavorable resolution of one or more of such legal proceedings.

As previously disclosed, the Company voluntarily self-reported to the SEC information concerning the internal investigation of the accounting matters that led to the restatement of its previously issued audited financial statements as of and for the year ended January 29, 2023 and our unaudited condensed financial statements for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022. As a result of self-reporting, the Company was the subject of a non-public investigation by the SEC. The Company cooperated fully with the SEC in its investigation, and on October 29, 2024, the Company agreed to a settlement to resolve the claims against it. Without admitting or denying the SEC’s allegations, Lovesac agreed to the entry of a final judgment ordering it to pay a $1.5 million civil penalty and imposing a permanent injunction against future violations of Section 17(a)(3) of the Securities Act of 1933 and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 and the associated rules thereunder. During fiscal 2025, the penalties were recognized within selling, general and administrative expense in the Statements of Operations and paid in full.

On December 19, 2023, a putative securities class action was filed against the Company and certain of its current and former officers related to the restatement of certain of the Company’s financial statements. The suit, captioned Gutknecht v. The Lovesac Company, No. 3:23-cv-1640, was filed in the United States District Court for the District of Connecticut and alleges that all defendants violated Sections 10(b) of the Exchange Act and SEC Rule 10b-5 and that the individual defendants violated Section 20(a) of the Exchange Act. The complaint generally alleges that the Company made certain misrepresentations or failed to disclose certain accounting errors related to the restatement of its financial statements and that the Company’s disclosure controls and procedures and internal controls over financial reporting were deficient. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees and other costs. On March 11, 2024, the court appointed Susan Cooke Peña as Lead Plaintiff and The Rosen Law Firm, P.A. as Lead Counsel. On May 29, 2024, the parties entered into a term sheet to settle the action, subject to various conditions, including execution of a definitive settlement agreement, filing of the definitive agreement with the court, and court approval. The parties executed the definitive settlement agreement on July 30, 2024. The court preliminarily approved the proposed settlement on August 1, 2024, authorized dissemination of notice to the class, and scheduled a fairness hearing. On December 9, 2024, the Court entered an order approving final settlement of the litigation, including dismissing the lawsuit and releasing all claims in exchange for a settlement payment by the Company (the “Approval Order”). On December 10, 2024, the Court entered judgment dismissing the litigation on the merits and with prejudice according to the terms of the parties’ settlement agreement and the Approval Order. During fiscal 2025, the settlement was recognized within selling, general and administrative expense in the Statements of Operations and paid in full.

On July 29, 2024, a putative shareholder derivative action captioned Getz v. Nelson, No. 3:24-cv-1260, was filed in the United States District Court for the District of Connecticut on behalf of the Company against certain of its current and former officers and directors. Two similar shareholder derivative actions, captioned Valle v. Dellomo, No. 3:24-cv-1327, and McKinnon v. Nelson, No. 3:24-cv-1343, were filed in the same court against the same defendants on August 19, 2024, and August 21, 2024, respectively. The cases assert claims on behalf of the Company for breach of fiduciary duty, violations of the Exchange Act, unjust enrichment, corporate waste, and aiding and abetting primary violations. The factual allegations underlying those claims are similar to those alleged in the securities class action. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees, and other costs. On September 20, 2024, the Court consolidated the three lawsuits under the caption In re The Lovesac Company Derivative Litigation, Lead Case No. 3:24-cv-01260-VAB (i.e., the “Derivative Action”). The parties have reached an agreement in principle to settle the Derivative Action, which is subject to execution of a definitive agreement and, among other conditions, approval by the Court. If the contemplated settlement is ultimately concluded as agreed in principle, the Company believes the resolution will not have a material impact to the financial statements.

On March 21, 2024, a putative class action complaint related to the Company’s pricing was filed against the Company. The lawsuit, captioned Nguyen v. The Lovesac Company, was filed in the Superior Court of California, County of Sacramento, and was removed to the United States District Court for the Eastern District of California. The complaint generally alleges that the Company falsely advertised discounts on certain products. The plaintiff seeks, among other things, an unspecified amount of monetary damages, including treble damages, punitive damages, injunctive relief related to the Company’s sales practices, and attorneys’ fees, expert fees, and other expenses. On June 24, 2024, the Company filed a motion to dismiss. On July 15, 2024, the plaintiff filed an amended complaint. On August 12, 2024, the Company filed a motion to dismiss the plaintiff’s amended complaint. On November 26, 2024, the court entered an order to stay all proceedings in the case in light of a mediation of the dispute scheduled for January 23, 2025. The parties were unable to come to an agreement at the January 23, 2025 mediation. On February 7, 2025, the court unstayed the proceedings in the case for the purpose of ruling on the Company's pending motion to dismiss. On March 28, 2025, the court granted the Company's motion to dismiss with leave to amend, but dismissed Plaintiff's request for injunctive relief without leave to amend. The court provided the plaintiff 30 days to file another amended complaint. If the plaintiff amends his complaint, the Company will have 21 days to file a responsive pleading. At this time, we are unable to reasonably estimate the possible loss or range of loss from this proceeding.

Note 8. Financing Arrangements
Credit Line
On February 6, 2018, the Company established a $25.0 million line of credit with Wells Fargo Bank, National Association ("Wells"). On March 25, 2022, the Company amended the credit agreement to extend the maturity date to March 25, 2024, and among other things, increase the maximum revolver commitment from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions. Availability is based on eligible accounts receivable and inventory. The amended agreement contains a financial covenant that requires us to maintain undrawn availability under the credit facility of at least 10% of the lesser of (i) the aggregate commitments in the amount of $40.0 million and (ii) the amounts available under the credit facility based on eligible accounts receivable and inventory. Our credit agreement includes a $1.0 million sublimit for the issuance of letters of credit and a $4.0 million sublimit for swing line loans.
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

As of February 2, 2025 and February 4, 2024, the Company’s borrowing availability under the line of credit with Wells was $32.6 million and $36.0 million, respectively, there were no borrowings outstanding on this line of credit, and the Company was in compliance with required covenants.

Note 9. Stockholders' Equity
Common Stock Warrants
On June 29, 2018, the Company issued 281,750 warrants with a five-year term and an average exercise price of $19.20 to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company's IPO. Warrants may be exercised on a cashless basis, where the holders receive fewer shares of common stock in lieu of a cash payment to the Company. As of January 30, 2022, the weighted average contractual life of the 281,750 outstanding warrants was 1.4 years. There were no warrants issued, exercised, or expired and canceled in fiscal 2023 and the weighted average remaining contractual life was 0.4 years as of January 29, 2023. In fiscal 2024, Roth Capital Partners, LLC performed a cashless exercise of all 281,750 remaining outstanding warrants resulting in 74,592 net shares issued. As of February 2, 2025, no warrants remain outstanding.
Equity Incentive Plans
The Company adopted the Second Amended and Restated 2017 Equity Incentive Plan (the "2017 Equity Plan") which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance based restricted stock units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from the effective date of the 2017 Equity Plan. In fiscal 2025, the 2017 Equity Plan was amended to increase the shares of our common stock authorized and reserved for issuance by 1,100,000 shares, which increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan to 3,979,889 shares of common stock.
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
There were no stock options issued, exercised, or expired and canceled during fiscal 2025, 2024, and 2023.
The following represents stock option activity during fiscal 2025, 2024, and 2023 :

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Average intrinsic value
Outstanding at January 30, 2022	495,366	$38.10	2.35	$6,162
Issued	—	—
Canceled and forfeited	—	—
Exercised	—	—
Outstanding at January 29, 2023	495,366	38.10	1.35	—
Issued	—	—
Canceled and forfeited	—	—
Exercised	—	—
Outstanding at February 4, 2024	495,366	38.10	5.34	—
Issued	—	—
Canceled and forfeited	—	—
Exercised	—	—
Outstanding and exercisable at February 2, 2025	495,366	$38.10	4.34	$—

Time and Performance Based Restricted Stock Units
The following table summarizes the Company's RSU and PSU awards activity during fiscal 2025, 2024, and 2023:

	Number of shares	Weighted average grant date fair value
Unvested at January 30, 2022	533,333	$28.41
Granted	289,625	44.20
Forfeited	(62,186)	29.09
Vested	(120,516)	36.03
Unvested at January 29, 2023	640,256	34.50
Granted	836,678	26.50
Forfeited	(63,298)	34.93
Vested	(381,228)	25.24
Unvested at February 4, 2024	1,032,408	31.41
Granted	847,634	21.47
Forfeited	(484,447)	32.55
Vested	(106,593)	34.31
Unvested at February 2, 2025	1,289,002	$24.20

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

Equity-based compensation expense was approximately $7.9 million, $4.2 million, and $10.5 million for fiscal 2025, 2024, and 2023 respectively. The total unrecognized equity based compensation cost related to unvested RSU and PSU awards was approximately $16.7 million as of February 2, 2025 and will be recognized in operations over a weighted average period of 2.7 years.

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

During fiscal 2025, we repurchased and subsequently retired 777,713 shares of common stock for $19.9 million, including broker commissions and fees. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of stock repurchases. During fiscal 2025, the excise tax on net share repurchases was not material.

As of February 2, 2025, we had $20.1 million available to repurchase shares pursuant to the share repurchase program.

Note 10. Segment Information

Segments are reflective of how the chief operating decision maker ("CODM") reviews operating results for the purpose of allocating resources and assessing performance. The CODM group of the Company is comprised of the Chief Executive Officer and the President/Chief Operating Officer.

The Company markets and sells its products through an omni-channel platform that provides a seamless and meaningful experience to its customers across multiple channel. The Company has one operating segment which aligns with the way our CODM group evaluates performance and allocates resources within the Company. As the Company's products and sales channels are complementary and analyzed in the same manner, the Company operates its business as one operating segment and therefore it has one reportable segment.

The CODM group regularly receives financial information presented on an entity-wide basis. The CODM group uses net sales and net income as reported on the statements of operations to allocate resources, assess performance of our business, and evaluate earnings generated in deciding where to reinvest profits into its single reportable segment. Net sales and net income are used to monitor budget versus actual results. The significant expenses considered by the CODM group in evaluating the performance of our business are consistent with the financial information included on the Company's statements of operations. There are no additional expense categories and amounts that meet the definition of significant expense items that are regularly provided to the CODM group and included in net income. The CODM group may also evaluate financial performance based on net income adjusted for certain items that are unusual and non-recurring. While management uses these additional adjusted metrics in assessing and allocating resources to our business, management recognizes that US GAAP principles are the basis of our performance.

The Company’s net sales by product which are considered one segment are as follows:

	2025	2024	2023
Sactionals	$621,898	$637,388	$584,449
Sacs	48,798	51,719	55,145
Other	9,932	11,158	11,585
Total net sales	$680,628	$700,265	$651,179

Interest income (expense), net is as follows:

	2025	2024	2023
Interest income (expense), net(1)	2,800	1,747	(117)

(1) Interest income (expense), net is included in Interest and other income (expense), net on the statements of operations.

As the Company discloses a single reportable segment, total net sales is reported in the statements of operations, segment assets are reported in the balance sheets, and capital expenditures are reported in the statements of cash flows. The Company has material long-lived assets, as stated on the balance sheet, with immaterial long-lived assets located in foreign countries. The accounting policies of the reported segment are the same as those described in Note 1. Basis of Presentation, and Summary of Significant Accounting Policies.

Refer to Revenue Recognition in Note 1. Basis of Presentation, and Summary of Significant Accounting Policies for additional information on our sales channels, geographic areas, and major customers.