Form 10-Q
period 2025-05-04
Lovesac Co
filed 2025-06-12
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number: 001-38555

THE LOVESAC COMPANY (Exact name of registrant as specified in its charter)

Delaware	32-0514958
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 Atlantic Street
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 9, 2025, there were 14,549,118 shares of common stock, $0.00001 par value per share, outstanding.

i

TRADEMARKS

The Lovesac Company owns or has rights to use multiple trademarks that it uses in conjunction with the operation of its business. The trademarks of The Lovesac Company, which are registered in U.S. Patent and Trademark Office, are LOVESAC, DESIGNED FOR LIFE FURNITURE CO., DESIGNED FOR LIFE, DFL, ALWAYS FITS, FOREVER NEW, TOTAL COMFORT, THE WORLD'S MOST ADAPTABLE COUCH, SACTIONALS, LOVESOFT, SIDE, STEALTHTECH, SACTIONALS POWER HUB, THE WORLD'S MOST COMFORTABLE SEAT, SACS, SAC, SUPERSAC, MOVIESAC, CITYSAC, GAMERSAC, SQUATTOMAN, DURAFOAM, FOOTSAC, ROOM FOR TWO, and REWRITING THE RULES OF COMFORT. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in this Quarterly Report on Form 10-Q is, to the Company's knowledge, owned by such other company.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and
ii

prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeline, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share amounts)	May 4, 2025	February 2, 2025
Assets
Current Assets
Cash and cash equivalents	$26,900	$83,734
Trade accounts receivable, net	13,022	16,781
Merchandise inventories, net	124,926	124,333
Prepaid expenses	12,977	14,807
Other current assets	3,628	6,942
Total Current Assets	181,453	246,597
Property and equipment, net	85,267	77,990
Operating lease right-of-use assets	164,272	157,750
Goodwill	144	144
Intangible assets, net	1,719	1,586
Deferred tax asset	18,914	15,277
Other assets	31,971	32,906
Total Assets	$483,740	$532,250
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$25,019	$51,814
Accrued expenses	42,453	51,986
Payroll payable	7,137	9,501
Customer deposits	11,639	11,250
Current operating lease liabilities	22,599	22,662
Sales taxes payable	4,218	7,897
Total Current Liabilities	113,065	155,110
Operating lease liabilities, long-term	169,037	160,361
Income tax payable, long-term	424	424
Line of credit	—	—
Total Liabilities	282,526	315,895
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of May 4, 2025 and February 2, 2025.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 14,549,250 shares issued and outstanding as of May 4, 2025 and 14,786,934 shares issued and outstanding as of February 2, 2025.	—	—
Additional paid-in capital	192,267	190,510
Accumulated earnings	8,947	25,845
Stockholders' Equity	201,214	216,355
Total Liabilities and Stockholders' Equity	$483,740	$532,250
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	May 4, 2025	May 5, 2024
Net sales	$138,373	$132,643
Cost of merchandise sold	64,003	60,598
Gross profit	74,370	72,045
Operating expenses:
Selling, general and administrative expenses	67,117	68,403
Advertising and marketing	18,594	17,996
Depreciation and amortization	3,613	3,502
Total operating expenses	89,324	89,901
Operating loss	(14,954)	(17,856)
Interest and other income, net	325	744
Net loss before taxes	(14,629)	(17,112)
Income tax benefit	3,789	4,152
Net loss	$(10,840)	$(12,960)

Net loss per common share:
Basic	$(0.73)	$(0.83)
Diluted	$(0.73)	$(0.83)

Weighted average shares outstanding:
Basic	14,792,080	15,537,823
Diluted	14,792,080	15,537,823

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED MAY 4, 2025 AND MAY 5, 2024
(unaudited)

	Thirteen weeks ended
	Common
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance - February 2, 2025	14,786,934	$—	$190,510	$25,845	$216,355
Net loss	—	—	—	(10,840)	(10,840)
Equity-based compensation	—	—	2,501	—	2,501
Vested restricted stock units	68,641	—	—	—	—
Repurchases of common stock	(306,325)	—	—	(6,058)	(6,058)
Taxes paid for net share settlement of equity awards	—	—	(744)	—	(744)
Balance - May 4, 2025	14,549,250	—	192,267	8,947	201,214

Balance - February 4, 2024	15,489,364	$—	$183,095	$34,401	$217,496
Net loss	—	—	—	(12,960)	(12,960)
Equity-based compensation	—	—	1,152	—	1,152
Vested restricted stock units	36,325	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(356)	—	(356)
Balance - May 5, 2024	15,525,689	$—	$183,891	$21,441	$205,332

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(amounts in thousands)	May 4, 2025	May 5, 2024
Cash Flows from Operating Activities
Net loss	$(10,840)	$(12,960)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of property and equipment	3,545	3,391
Amortization of other intangible assets	68	111
Amortization of deferred financing fees	19	36
Net loss on disposal of property and equipment	21	43
Equity based compensation	2,501	1,152
Non-cash lease expense	6,684	6,104
Deferred income taxes	(3,637)	(4,185)
Change in operating assets and liabilities:
Trade accounts receivable	3,759	6,287
Merchandise inventories	(593)	3,727
Prepaid expenses and other current assets	5,137	(1,067)
Other assets	935	(1,685)
Accounts payable	(27,228)	(2,856)
Accrued expenses and other payables	(15,720)	(5,075)
Operating lease liabilities	(6,417)	(3,874)
Customer deposits	389	3,837
Net cash used in operating activities	(41,377)	(7,014)
Cash Flows from Investing Activities
Purchase of property and equipment	(8,577)	(7,296)
Payments for patents and trademarks	(124)	(8)
Net cash used in investing activities	(8,701)	(7,304)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(744)	(356)
Repurchases of common stock	(6,000)	—
Payment of deferred financing costs	(12)	—
Net cash used in financing activities	(6,756)	(356)
Net change in cash and cash equivalents	(56,834)	(14,674)
Cash and cash equivalents - Beginning	83,734	87,036
Cash and cash equivalents - Ending	$26,900	$72,362
Supplemental Cash Flow Data:
Cash paid for taxes	$—	$10
Cash paid for interest	$40	$30
Non-cash investing and financing activities:
Asset acquisitions not yet paid for at period end	$519	$2,142
Leasehold improvements acquired through lease incentive	$1,824	$—
Excise tax on share repurchases, accrued but not paid	$58	$—
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEKS ENDED MAY 4, 2025 AND MAY 5, 2024
Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The balance sheet of The Lovesac Company (the “Company”, “we”, “us” or “our”) as of February 2, 2025, which has been derived from our audited financial statements as of and for the 52-week year ended February 2, 2025, and the accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed financial statements. Such adjustments are of a normal, recurring nature. These condensed financial statements should be read in conjunction with the Company’s financial statements filed in its Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen weeks ended May 4, 2025 and May 5, 2024 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, the immersive surround sound home theater system called StealthTech, and the most recently launched PillowSacTM Accent Chair and Sactionals Reclining Seat. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry. As of May 4, 2025, the Company operated 267 showrooms including kiosks and mobile concierges located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.
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
Recent Accounting Pronouncements
We have considered all recent accounting pronouncements issued by the Financial Accounting Standards Board, and did not adopt any new accounting pronouncements during the thirteen weeks ended May 4, 2025 that had a material impact on our financial condition, results of operations or cash flows. There were no significant changes in recently issued accounting pronouncements pending adoption from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025, and those not discussed in our Annual Report on Form 10-K are either not applicable or are not expected to have a material impact on our financial condition, results of operations or cash flows.

Employee Benefit Plan
In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with elective deferrals beginning May 1, 2017. The 401(k) Plan calls for elective deferral contributions, safe harbor matching contributions and profit sharing contributions. All associates of the Company are eligible to participate in the 401(k) Plan as of the day of the month which is coincident with or next follows the date on which they attain age 21 and complete one month of service. Participants are able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. The Company's contributions to the 401(k) Plan were $0.6 million during the thirteen weeks ended May 4, 2025 and May 5, 2024.
Research and Development Expenses
Research and development costs are charged to expense in the period incurred. Research and development expense were $2.2 million and $2.1 million during the thirteen weeks ended May 4, 2025 and May 5, 2024, respectively.
Note 2. Revenue Recognition
The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $27.2 million and $28.4 million during the thirteen weeks ended May 4, 2025 and May 5, 2024, respectively.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed statement of operations and an increase in inventory and customers returns liability on the condensed balance sheet. As of May 4, 2025 and February 2, 2025, there was a returns allowance recorded on the condensed balance sheet in the amount of $5.0 million and $9.2 million, respectively, which was included in accrued expenses, and sales returns of $1.3 million and $2.4 million, respectively, included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company’s condensed balance sheet. As of May 4, 2025 and February 2, 2025, the Company recorded customer deposit liabilities in the amount of $11.6 million and $11.3 million respectively. During the thirteen weeks ended May 4, 2025 and May 5, 2024, the Company recognized $11.3 million and $8.3 million, respectively, related to customer deposits from fiscal 2025 and 2024, respectively.
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

	Thirteen weeks ended
(amounts in thousands)	May 4, 2025	May 5, 2024
Showrooms	$96,470	$81,619
Internet	33,328	36,603
Other	8,575	14,421
Total net sales	$138,373	$132,643

The Company has no foreign operations and its net sales to foreign countries was less than 0.01% of total net sales for the thirteen weeks ended May 4, 2025 and May 5, 2024.  The Company had no customers that comprise more than 10% of total net sales for the thirteen weeks ended May 4, 2025 and May 5, 2024.
See Note 9. Segment Information for sales disaggregated by product.
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

The Company did not recognize any barter sales in exchange for media credits during the thirteen weeks ended May 4, 2025, compared to $4.0 million recognized during the thirteen weeks ended May 5, 2024. As of May 4, 2025 and February 2, 2025, the Company had $5.7 million and $5.3 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $30.4 million and $31.4 million, respectively, classified as non-current. The credits expire from January through October 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment during the thirteen weeks ended May 4, 2025 and May 5, 2024. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.
Note 3. Income Taxes
For the thirteen weeks ended May 4, 2025 and May 5, 2024, the Company recorded an income tax benefit of $3.8 million and $4.2 million, respectively, which reflects an effective tax rate of 25.9% and 24.3%, respectively. The effective tax rate for the thirteen weeks ended May 4, 2025 and May 5, 2024 varies from the 21% federal statutory tax rate primarily due to state taxes.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen weeks ended May 4, 2025 and May 5, 2024, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.
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

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	May 4, 2025	May 5, 2024
Net loss	$(10,840)	$(12,960)

Weighted-average number of common shares outstanding, basic	14,792,080	15,537,823
Effect of dilutive securities(1)	—	—
Weighted-average number of common shares outstanding, diluted	14,792,080	15,537,823

Basic net loss per share	$(0.73)	$(0.83)
Diluted net loss per share	$(0.73)	$(0.83)
(1) The effect of dilutive securities includes unvested restricted stock units and stock options. For the thirteen weeks ended May 4, 2025 and May 5, 2024, unvested restricted stock units of 1,710,191 and 1,085,231, respectively, and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
Note 5. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended
	May 4, 2025	May 5, 2024
Operating lease expense	$9,302	$8,382
Variable and short term lease expense	973	1,202
Total lease expense	$10,275	$9,584
Variable lease expense includes percentage rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During the thirteen weeks ended May 4, 2025 and May 5, 2024, we did not recognize any impairment charges associated with showroom-level right-of-use assets.
Supplemental information related to our operating leases is as follows (in thousands):

	Thirteen weeks ended
(amounts in thousands)	May 4, 2025	May 5, 2024
Operating cash flow information:
Amounts paid on operating lease liabilities	$9,411	$8,013
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$12,232	$9,673
Weighted average remaining lease term - operating leases	7.2 years	7.3 years
Weighted average discount rate - operating leases	5.38%	5.00%

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

On July 29, 2024, a putative shareholder derivative action captioned Getz v. Nelson, No. 3:24-cv-1260, was filed in the United States District Court for the District of Connecticut on behalf of the Company against certain of its current and former officers and directors. Two similar shareholder derivative actions, captioned Valle v. Dellomo, No. 3:24-cv-1327, and McKinnon v. Nelson, No. 3:24-cv-1343, were filed in the same court against the same defendants on August 19, 2024, and August 21, 2024, respectively. The cases assert claims on behalf of the Company for breach of fiduciary duty, violations of the Exchange Act, unjust enrichment, corporate waste, and aiding and abetting primary violations. The factual allegations underlying those claims are similar to those alleged in the securities class action. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees, and other costs. On September 20, 2024, the Court consolidated the three lawsuits under the caption In re The Lovesac Company Derivative Litigation, Lead Case No. 3:24-cv-01260-VAB (i.e., the “Derivative Action”). On May 19, 2025, the parties signed a definitive agreement to settle the Derivative Action. On June 2, 2025, plaintiffs’ counsel filed an unopposed motion seeking preliminary approval of the settlement. On June 3, 2025, the Court granted the motion for preliminary approval. A final approval hearing has been set for October 1, 2025. If the Court approves the settlement, the Company will implement certain governance reforms and will pay plaintiffs’ attorneys’ fees and expenses. The Company does not expect the settlement to have a material impact to the financial statements.

On March 21, 2024, a putative class action complaint related to the Company’s pricing was filed against the Company. The lawsuit, captioned Nguyen v. The Lovesac Company, was filed in the Superior Court of California, County of Sacramento, and was removed to the United States District Court for the Eastern District of California. The complaint generally alleges that the Company falsely advertised discounts on certain products. The plaintiff seeks, among other things, an unspecified amount of monetary damages, including treble damages, punitive damages, injunctive relief related to the Company’s sales practices, and attorneys’ fees, expert fees, and other expenses. On June 24, 2024, the Company filed a motion to dismiss. On July 15, 2024, the plaintiff filed an amended complaint. On August 12, 2024, the Company filed a motion to dismiss the plaintiff’s amended complaint. On November 26, 2024, the court entered an order to stay all proceedings in the case in light of a mediation of the dispute scheduled for January 23, 2025. The parties were unable to come to an agreement at the January 23, 2025 mediation. On February 7, 2025, the court unstayed the proceedings in the case for the purpose of ruling on the Company's pending motion to dismiss. On March 28, 2025, the court granted the Company's motion to dismiss with leave to amend, but dismissed Plaintiff's request for equitable relief, including injunctive relief, without leave to amend.. On April 18, 2025, the plaintiff filed a second amended complaint. On June 2, 2025, the Company filed a motion to dismiss the plaintiff’s second amended complaint. At this time, we are unable to reasonably estimate the possible loss or range of loss from this proceeding.
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
As of May 4, 2025 and February 2, 2025, the Company’s borrowing availability under the line of credit with Wells was $36.0 million and $32.6 million, respectively, and there were no borrowings outstanding on this line of credit.
Note 8. Stockholders' Equity
Equity Incentive Plan
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

Performance Based Restricted Stock Units

Performance based restricted stock units ("PSU awards") granted under the 2017 Equity Plan are generally subject to both a service-based vesting condition and a performance-based vesting condition. PSU awards will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The stock-based compensation expense relating to PSU awards is recognized over the requisite service period when it is probable that the performance condition will be satisfied
Stock Options
In June 2019, the Company granted 495,366 non-statutory stock options to certain officers of the Company with an exercise price of $38.10 per share. The market condition was met on June 5, 2021, which was the date on which the average closing price of the Company’s common stock had been at least $75 for 40 consecutive trading days. The options vested and became exercisable on June 5, 2022 as the officers were still employed on that date. All expenses associated with the stock options were recognized in prior years.
There were no stock options issued, exercised, or expired and canceled for the thirteen weeks ended May 4, 2025 and May 5, 2024. As of May 4, 2025, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 4.1 years, and no intrinsic value. As of May 5, 2024, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 5.1 years and no intrinsic value.

Time and Performance Based Restricted Stock Units
The following table summarizes the Company's RSU and PSU awards activity during the thirteen weeks ended May 4, 2025 and May 5, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2025	1,289,002	$24.20
Granted	649,743	19.69
Forfeited	(121,782)	32.24
Vested	(106,772)	25.97
Unvested at May 4, 2025	1,710,191	$21.80

	Number of shares	Weighted average grant date fair value
Unvested at February 4, 2024	1,032,408	$31.41
Granted	478,082	18.86
Forfeited	(369,098)	34.47
Vested	(56,161)	33.89
Unvested at May 5, 2024	1,085,231	$24.71
For the thirteen weeks ended May 4, 2025 and May 5, 2024, the Company recognized equity based compensation expense of $2.5 million and $1.2 million, respectively.
The total unrecognized equity-based compensation cost related to unvested RSU and PSU awards was approximately $27.4 million as of May 4, 2025 and will be recognized in operations over a weighted average period of 2.6 years.
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

During the thirteen weeks ended May 4, 2025, we repurchased and subsequently retired 306,325 shares of common stock for $6.0 million, including broker commissions and fees. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of stock repurchases. During the thirteen weeks ended May 4, 2025, the excise tax on net share repurchases was not material.

As of May 4, 2025, we had $14.1 million available to repurchase shares pursuant to the share repurchase program.
Note 9. Segment Information
Segments are reflective of how the chief operating decision maker ("CODM") reviews operating results for the purpose of allocating resources and assessing performance. The CODM group of the Company is comprised of the Chief Executive Officer and the President.
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

The CODM group regularly receives financial information presented on an entity-wide basis. The CODM group uses net sales and net income (loss) as reported on the condensed statements of operations to allocate resources, assess performance of our business, and evaluate earnings generated in deciding where to reinvest profits into its single reportable segment. Net sales and net income (loss) are used to monitor budget versus actual results. The significant expenses considered by the CODM group in evaluating the performance of our business are consistent with the financial information included on the Company's condensed statements of operations. There are no additional expense categories and amounts that meet the definition of significant expense items that are regularly provided to the CODM group and included in net income (loss). The CODM group may also evaluate financial performance based on net income (loss) adjusted for certain items that are unusual and non-recurring. While management uses these additional adjusted metrics in assessing and allocating resources to our business, management recognizes that US GAAP principles are the basis of our performance.
The Company’s net sales by product which are considered one reportable segment are as follows:

	Thirteen weeks ended
(amounts in thousands)	May 4, 2025	May 5, 2024
Sactionals	$127,321	$121,819
Sacs	9,427	8,863
Other	1,625	1,961
Total net sales	$138,373	$132,643
Interest income, net is as follows:

	Thirteen weeks ended
(amounts in thousands)	May 4, 2025	May 5, 2024
Interest income, net(1)	$327	$744

(1) Interest income, net is included in Interest and other income, net on the statements of operations.
As the Company discloses a single reportable segment, total net sales is reported in the condensed statements of operations, segment assets are reported in the condensed balance sheets, and capital expenditures are reported in the condensed statements of cash flows. The Company has material long-lived assets, as stated on the condensed balance sheet, with immaterial long-lived assets located in foreign countries. The accounting policies of the reported segment are the same as those described in Note 1 to our financial statements included in our Annual Report on Form 10-K.

Refer to Note 2. Revenue Recognition for additional information on our sales channels, geographic areas, and major customers.
Note 10. Subsequent Events
Best Buy
On June 11, 2025, The Lovesac Company (the “Company”) informed its employees that the Company approved a plan that would reduce operating costs and continue to advance the Company’s ongoing commitment to profitability. According to this plan, the Company has discontinued its partnership with Best Buy and intends to wind down the Best Buy shop-in-shop locations (the “Exit”). This decision was made to align with the Company’s broader strategic initiative of acceleration of the Company's physical and ecommerce presence. The Exit would result in a reduction of the Company’s workforce by approximately 8%, consisting of certain employees that serviced the Best Buy shop-in-shop locations subject to local law and the Company’s business needs. The Exit, including the closure of the Best Buy shop-in-shops and the resulting reduction in workforce, is expected to be substantially completed by the third quarter of fiscal 2026. The Company expects to incur costs in the range of $1.7 million to $2.1 million in connection with the Exit and reduction in workforce, which consists of non-cash impairment charges, severance and other one-time employee termination benefit expenses, and decommissioning of the Best Buy shop-in-shop locations, which the Company expects to recognize primarily in the third quarter of fiscal year 2026.

The foregoing estimated costs that the Company expects to incur in connection with the Exit are contingent upon a number of assumptions, and actual results may differ from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Exit.

CEO Grant

On June 10, 2025, the Compensation Committee of the Board of Directors approved a $1.5 million performance-based cash incentive award for the Company’s Chief Executive Officer. The award is contingent upon achievement of multiple new product launches and related net sales performance targets during fiscal 2026, 2027 and 2028. Upon achievement of each target, Mr. Nelson is entitled to one third of the award payable in the year earned, subject to certification by the Compensation Committee. If the targets are not met during the applicable fiscal year of the performance period, one third of the award is forfeited. As of the date of this filing, the targets have not yet been achieved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended February 2, 2025. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the Forward-Looking Statements section herein and those discussed in the section titled “Risk Factors” under Part I, Item 1A in our Annual Report on Form 10-K.

We operate on a 52 or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended February 1, 2026 will consist of 52 weeks.

Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, the surround sound home theater system called StealthTech, and the most recently launched PillowSacTM Accent Chair and Sactionals Reclining Seat. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, which include our mobile concierge and kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.

Macroeconomic Factors
There are a number of macroeconomic factors and uncertainties affecting the overall business environment and our business, including fluctuations in inflation, elevated interest rates, housing market conditions, consumer debt and available credit, increased tariff and trade restrictions, global conflicts and uncertainties in the global financial markets. These factors have a negative impact on us and the markets in which we operate, including the potential for an economic recession, a continued downturn in the housing market, and a reduction in consumer discretionary spending. We believe that these macroeconomic factors have contributed to the slowdown in demand that we have experienced in our business which may continue in future periods.

Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered for any new setting or occasion, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing primarily two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting cover options that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, roll arm and angled sides. In September 2024, we launched the AnyTableTM, a versatile table that seamlessly enhances any Sactionals living space, and in November 2024, we launched the Sactionals Reclining Seat, an innovation that integrates advanced reclining technology and delivers unparalleled comfort and flexibility while maintaining the sleek, sophisticated aesthetic of our Sactionals. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 92.0% and 91.8% of our net sales for the thirteen weeks ended May 4, 2025 and May 5, 2024, respectively.

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
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 5 different sizes ranging from 35 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. In May 2024, we launched the PillowSacTM Accent Chair Frame, an accessory that elevates the style and comfort of our existing PillowSac. Our Sacs represented 6.8% and 6.7% of our net sales for the thirteen weeks ended May 4, 2025 and May 5, 2024, respectively.
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
•Showrooms. We market and sell our products through 267 showroom locations at top tier malls, lifestyle centers, mobile concierge, kiosk, and street locations in 43 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-store sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms is designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 69.7% and 61.5% of total net sales for the thirteen weeks ended May 4, 2025 and May 5, 2024, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. With furniture especially suited to ecommerce applications, our net sales generated by this channel accounted for 24.1% and 27.6% of total net sales for the thirteen weeks ended May 4, 2025 and May 5, 2024, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, and barter inventory transactions.
◦In store and online pop-up-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are typically 10-day shows and are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. For the thirteen weeks ended May 4, 2025 and May 5, 2024, we operated 171 and 120 in store pop-up-shops, respectively, and 2 and 3 online pop-up-shops on Costco.com, respectively.
◦Shop-in-shops. Shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. As of May 4, 2025 and May 5, 2024, we operated 49 and 51 Best Buy shop-in-shops, respectively. In June 2025, the Company discontinued its partnership with Best Buy and intends to wind down the shop-in-shop locations. The Company expects to be substantially complete by the third quarter of fiscal year 2026. Refer to Note 10. Subsequent Events, contained in the Condensed Notes to Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for a full description of the termination and our expectation of the impact, if any, on our results of operations and financial condition.
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
Other net sales which includes pop-up-shop sales, shop-in-shop sales, and barter inventory transactions accounted for 6.2% and 10.9% of our total net sales for the thirteen weeks ended May 4, 2025 and May 5, 2024, respectively.

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

Advertising and Marketing Expense
Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. Advertising and marketing expenses are projected to rise as the Company drives net sales growth, supported by ongoing investments in these areas and careful monitoring to ensure efficient resource allocation.
Results of Operations
The following tables summarize key components of our results of operations for the thirteen weeks ended May 4, 2025 and May 5, 2024:

	Thirteen weeks ended		Thirteen weeks ended
	May 4, 2025	May 5, 2024	May 4, 2025	May 5, 2024
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$96,470	$81,619	69.7%	61.5%
Internet	33,328	36,603	24.1%	27.6%
Other	8,575	14,421	6.2%	10.9%
Total net sales	138,373	132,643	100.0%	100.0%
Cost of merchandise sold	64,003	60,598	46.3%	45.7%
Gross profit	74,370	72,045	53.7%	54.3%
Operating expenses:
Selling, general and administrative expenses	67,117	68,403	48.5%	51.6%
Advertising and marketing	18,594	17,996	13.4%	13.6%
Depreciation and amortization	3,613	3,502	2.6%	2.6%
Total operating expenses	89,324	89,901	64.5%	67.8%
Operating loss	(14,954)	(17,856)	(10.8)%	(13.5)%
Interest and other income, net	325	744	0.2%	0.6%
Net loss before taxes	(14,629)	(17,112)	(10.6)%	(12.9)%
Income tax benefit	3,789	4,152	2.7%	3.1%
Net loss	$(10,840)	$(12,960)	(7.9)%	(9.8)%
Other Operational Data
Our recent showroom growth is summarized in the following table:

	Thirteen weeks ended
Showroom Count:	May 4, 2025	May 5, 2024
Showrooms open at beginning of period	257	230
Showrooms opened	11	24
Showrooms closed	(1)	(8)
Showrooms open at end of period(1)	267	246
Showroom remodels	1	—
(1) Showrooms open at the end of the period include 1 kiosk and 2 mobile concierges as of May 4, 2025, and May 5, 2024.

Thirteen weeks ended May 4, 2025 compared to the thirteen weeks ended May 5, 2024
Net sales

Net sales increased $5.8 million, or 4.3%, in the thirteen weeks ended May 4, 2025 compared to the prior year period driven by an increase of 2.8% in omni-channel comparable net sales and new showroom openings. New customers increased by 1.2% in the thirteen weeks ended May 4, 2025 compared to a decrease of 5.7% in the prior year period.

Showroom net sales increased $14.9 million, or 18.2%, in the thirteen weeks ended May 4, 2025 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) decreased $3.3 million, or 8.9%, in the thirteen weeks ended May 4, 2025 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, and barter inventory transactions decreased $5.8 million, or 40.5%, in the thirteen weeks ended May 4, 2025 compared to the prior year period. The decrease was primarily attributable to the Company’s decision not to engage in any barter transactions during the current period.

Gross profit
Gross profit increased $2.4 million, or 3.2% in the thirteen weeks ended May 4, 2025 compared to the prior year period. Gross margin decreased 60 basis points to 53.7% of net sales in the thirteen weeks ended May 4, 2025 from 54.3% of net sales in the prior year period primarily driven by a decrease of 230 basis points in product margin driven by higher promotional discounting, partially offset by decreases of 130 basis points in inbound transportation costs and 40 basis points in outbound transportation and warehousing costs.
Selling, general and administrative (SG&A) expenses

SG&A expenses decreased $1.3 million, or 1.9%, in the thirteen weeks ended May 4, 2025 compared to the prior year period. The decrease was primarily related to decreases of $3.8 million in professional fees and insurance matters, $0.9 million in credit card fees, $0.7 million in computer expense, and $0.3 million in other overhead costs, partially offset by increases of $2.2 million in payroll, $1.3 million in equity-based compensation, and $0.9 million in rent. As a percentage of net sales, SG&A was 48.5% for the thirteen weeks ended May 4, 2025 compared to 51.6% in the prior year period.
Advertising and marketing expenses
Advertising and marketing expenses increased $0.6 million, or 3.3%, in the thirteen weeks ended May 4, 2025 compared to the prior year period. Advertising and marketing expenses were 13.4% of net sales in the thirteen weeks ended May 4, 2025 compared to 13.6% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.1 million, or 3.2%, in the thirteen weeks ended May 4, 2025 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest and other income, net
Interest and other income, net was $0.3 million for the thirteen weeks ended May 4, 2025 compared to $0.7 million in the prior year period. The decrease in interest income was primarily the result of lower cash deposits in the Company's interest-bearing bank accounts combined with lower interest rates.
Income tax benefit
Income tax benefit was $3.8 million for the thirteen weeks ended May 4, 2025, compared to $4.2 million in the prior year period. The change in benefit is primarily driven by a lower net loss before taxes.

Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. At May 4, 2025, we had $26.9 million in cash and cash equivalents. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. We periodically use cash to repurchase shares of our common stock under our share repurchase program. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, customer deposits, and other current liabilities. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Cash paid for capital expenditures was $8.7 million in the thirteen weeks ended May 4, 2025.
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

Condensed Statement of Cash flow Data:
	Thirteen weeks ended
(amounts in thousands)	May 4, 2025	May 5, 2024
Net cash used in operating activities	$(41,377)	$(7,014)
Net cash used in investing activities	(8,701)	(7,304)
Net cash used in financing activities	(6,756)	(356)
Net change in cash and cash equivalents	(56,834)	(14,674)
Cash and cash equivalents at the end of the period	26,900	72,362
Net cash used in operating activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash lease expense, and deferred income taxes and the effect of changes in working capital and other activities.
Net cash used in operating activities was $41.4 million in the thirteen weeks ended May 4, 2025, compared to $7.0 million in the prior year period, primarily driven by changes in working capital related to timing of payments to vendors.
Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings and the acquisition of intangible assets.
For the thirteen weeks ended May 4, 2025 and May 5, 2024, net cash used in investing activities were $8.7 million and $7.3 million, respectively, primarily driven by one-time capital expenditures related to our new corporate office and continued investments in new showrooms.

Net cash used in financing activities
Financing activities consist primarily of repurchases of our common stock, taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For the thirteen weeks ended May 4, 2025 and May 5, 2024, net cash used in financing activities was $6.8 million and $0.4 million, respectively, mainly due to the repurchase of our common stock and taxes paid for the net share settlement of equity awards.
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
For additional information regarding our line of credit with Wells Fargo Bank, see Note 7. Financing Arrangements. As of May 4, 2025 and February 2, 2025, the Company’s borrowing availability under the line of credit was $36.0 million and $32.6 million, respectively, and there were no outstanding borrowings under our credit facility.
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
As of May 4, 2025, we had $14.1 million available to repurchase shares pursuant to the share repurchase program. For additional information, see Note 8. Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of May 4, 2025, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Please see Note 1 to our financial statements included on Form 10-K for the fiscal year ended February 2, 2025 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirteen weeks ended May 4, 2025.

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
Interest Rate Risk

Cash and cash equivalents and short-term investments were held primarily in cash deposits, certificates of deposit, money market funds, and investment grade corporate debt. The fair value of our cash, cash equivalents and short-term investments will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Interest on the revolving line of credit incurred pursuant to the credit agreements described herein would accrue at a floating rate based on a formula tied to certain market rates at the time of occurrence; however, we do not expect that any changes in prevailing interest rates will have a material impact on our results of operations.

Inflation

In the first quarter of fiscal 2026, we continued to see normalization of inflationary pressures in the supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 4, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended May 4, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 6. Commitments and Contingencies, included in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the thirteen weeks ended May 4, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
February 3, 2025 to March 2, 2025	—	$—	—	$20,084
March 3, 2025 to April 6, 2025	—	$—	—	$20,084
April 7, 2025 to May 4, 2025	306,325	$19.57	306,325	$14,090
Total	306,325		306,325
(1) Average price paid per share excludes broker commission fees and the 1% excise tax incurred under the Inflation Reduction Act of 2022.
(2) In June 2024, our board of directors authorized the repurchase of up to $40.0 million in shares of our outstanding common stock. For additional information, refer to Note 8. Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Director and Officer Trading Arrangements

On April 17, 2025, Satori Capital, LLC adopted a Rule 10b5-1 trading plan that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 630,698 shares of the Company’s common stock plus up to an additional 50,000 shares after the plan commencement date. Satori’s plan will expire on at the close of business on the last trading day prior to the opening of the first insider trading window occurring on or after March 31, 2027, subject to early termination for certain specified events set forth in the plan. The shares authorized under the Rule 10b5-1 trading plan included 13,711 shares attributable to Mr. John Grafer, which were earned in his capacity as a director of the Company. Satori Capital, LLC terminated the trading arrangement they had previously adopted on April 17, 2024 with respect to the sales of securities of the Company's stock prior to entry into the new Rule 10b5-1 trading plan. As of June 10, 2025, the date of Mr. Grafer’s resignation from the board, no shares of common stock had been sold under the Rule 10b5-1 trading plan.

No other directors or officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement (each as defined in Item 408 (a) and (c) of Regulation S-K) during the thirteen weeks ended May 4, 2025. Transactions by Section 16 directors and officers will be disclosed publicly through Form 4 filings with the SEC to the extent required by law.
Best Buy

On June 11, 2025, the Company informed its employees that the Company approved a plan that would reduce operating costs and continue to advance the Company’s ongoing commitment to profitability. According to this plan, the Company has discontinued its partnership with Best Buy and intends to wind down the Best Buy shop-in-shop locations (the “Exit”). This decision was made to align with the Company’s broader strategic initiative of acceleration of the Company's physical and ecommerce presence. The Exit would result in a reduction of the Company’s workforce by approximately 8%, consisting of certain employees that serviced the Best Buy shop-in-shop locations subject to local law and the Company’s business needs. The Exit, including the closure of the Best Buy shop-in-shops and the resulting reduction in workforce, is expected to be substantially completed by the third quarter of fiscal 2026. The Company expects to incur costs in the range of $1.7 million to $2.1 million in connection with the Exit and reduction in workforce, which consists of non-cash impairment charges, severance and other one-time employee termination benefit expenses, and decommissioning of the Best Buy shop-in-shop locations, which the Company expects to recognize primarily in the third quarter of fiscal year 2026.

The foregoing estimated costs that the Company expects to incur in connection with the Exit are contingent upon a number of assumptions, and actual results may differ from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Exit.
CEO Grant

On June 10, 2025, the Compensation Committee of the Board of Directors approved a $1.5 million performance-based cash incentive award for the Company’s Chief Executive Officer. The award is contingent upon achievement of multiple new product launches and related net sales performance targets during fiscal 2026, 2027 and 2028. Upon achievement of each target, Mr. Nelson is entitled to one third of the award payable in the year earned, subject to certification by the Compensation Committee. If the targets are not met during the applicable fiscal year of the performance period, one third of the award is forfeited. As of the date of this filing, the targets have not yet been achieved.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
10.1±	Cash-Based Award Agreement	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: June 12, 2025		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: June 12, 2025		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)