Form 10-Q
period 2025-08-03
Lovesac Co
filed 2025-09-11
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 8, 2025, there were 14,610,309 shares of common stock, $0.00001 par value per share, outstanding.

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share amounts)	August 3, 2025	February 2, 2025
Assets
Current Assets
Cash and cash equivalents	$34,191	$83,734
Trade accounts receivable, net	14,072	16,781
Merchandise inventories, net	123,983	124,333
Prepaid expenses	14,273	14,807
Other current assets	3,318	6,942
Total Current Assets	189,837	246,597
Property and equipment, net	84,441	77,990
Operating lease right-of-use assets	165,433	157,750
Goodwill	144	144
Intangible assets, net	1,862	1,586
Deferred tax asset	21,256	15,277
Other assets	30,736	32,906
Total Assets	$493,709	$532,250
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$35,996	$51,814
Accrued expenses	36,490	51,986
Payroll payable	11,438	9,501
Customer deposits	13,553	11,250
Current operating lease liabilities	22,785	22,662
Sales taxes payable	4,881	7,897
Total Current Liabilities	125,143	155,110
Operating lease liabilities, long-term	170,681	160,361
Income tax payable, long-term	424	424
Line of credit	—	—
Total Liabilities	296,248	315,895
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of August 3, 2025 and February 2, 2025.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 14,599,825 shares issued and outstanding as of August 3, 2025 and 14,786,934 shares issued and outstanding as of February 2, 2025.	—	—
Additional paid-in capital	195,154	190,510
Accumulated earnings	2,307	25,845
Stockholders' Equity	197,461	216,355
Total Liabilities and Stockholders' Equity	$493,709	$532,250
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands, except per share data and share amounts)	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024
Net sales	$160,530	$156,590	$298,903	$289,233
Cost of merchandise sold	69,922	64,221	133,925	124,819
Gross profit	90,608	92,369	164,978	164,414
Operating expenses:
Selling, general and administrative expenses	72,114	73,674	139,231	142,077
Advertising and marketing	23,481	23,310	42,075	41,306
Depreciation and amortization	3,836	3,756	7,449	7,258
Total operating expenses	99,431	100,740	188,755	190,641
Operating loss	(8,823)	(8,371)	(23,777)	(26,227)
Interest and other income, net	100	694	425	1,438
Net loss before taxes	(8,723)	(7,677)	(23,352)	(24,789)
Income tax benefit	2,073	1,816	5,862	5,968
Net loss	$(6,650)	$(5,861)	$(17,490)	$(18,821)

Net loss per common share:
Basic	$(0.45)	$(0.38)	$(1.19)	$(1.21)
Diluted	$(0.45)	$(0.38)	$(1.19)	$(1.21)

Weighted average shares outstanding:
Basic	14,623,823	15,590,207	14,707,952	15,564,016
Diluted	14,623,823	15,590,207	14,707,952	15,564,016

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 2025 AND AUGUST 4, 2024
(unaudited)

	Thirteen weeks ended
	Common
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance - May 4, 2025	14,549,250	$—	$192,267	$8,947	$201,214
Net loss	—	—	—	(6,650)	(6,650)
Equity-based compensation	—	—	3,266	—	3,266
Vested restricted stock units	50,575	—	—	—	—
Repurchases of common stock	—	—	—	10	10
Taxes paid for net share settlement of equity awards	—	—	(379)	—	(379)
Balance - August 3, 2025	14,599,825	—	195,154	2,307	197,461

Balance - May 5, 2024	15,525,689	$—	$183,891	$21,441	$205,332
Net loss	—	—	—	(5,861)	(5,861)
Equity-based compensation	—	—	2,752	—	2,752
Vested restricted stock units	32,993	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(81)	—	(81)
Balance - August 4, 2024	15,558,682	$—	$186,562	$15,580	$202,142

	Twenty-six weeks ended
	Common		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - February 2, 2025	14,786,934	$—	$190,510	$25,845	$216,355
Net loss	—	—	—	(17,490)	(17,490)
Equity-based compensation	—	—	5,767	—	5,767
Vested restricted stock units	119,216	—	—	—	—
Repurchases of common stock	(306,325)	—	—	(6,048)	(6,048)
Taxes paid for net share settlement of equity awards	—	—	(1,123)	—	(1,123)
Balance - August 3, 2025	14,599,825	$—	$195,154	$2,307	$197,461

Balance - February 4, 2024	15,489,364	$—	$183,095	$34,401	$217,496
Net loss	—	—	—	(18,821)	(18,821)
Equity-based compensation	—	—	3,904	—	3,904
Vested restricted stock units	69,318	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(437)	—	(437)
Balance - August 4, 2024	15,558,682	$—	$186,562	$15,580	$202,142

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(amounts in thousands)	August 3, 2025	August 4, 2024
Cash Flows from Operating Activities
Net loss	$(17,490)	$(18,821)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of property and equipment	7,306	7,038
Amortization of other intangible assets	143	220
Amortization of deferred financing fees	37	97
Net loss on disposal of property and equipment	34	62
Impairment of long-lived assets	1,541	—
Equity based compensation	5,767	3,904
Non-cash lease expense	13,374	12,355
Deferred income taxes	(5,979)	(6,082)
Change in operating assets and liabilities:
Trade accounts receivable	2,709	(1,324)
Merchandise inventories	350	10,153
Prepaid expenses and other current assets	4,133	(3,406)
Other assets	2,170	(3,652)
Accounts payable	(16,742)	(543)
Accrued expenses and other payables	(16,430)	846
Operating lease liabilities	(12,438)	(8,718)
Customer deposits	2,303	7,040
Net cash used in operating activities	(29,212)	(831)
Cash Flows from Investing Activities
Purchase of property and equipment	(12,910)	(13,360)
Payments for patents and trademarks	(286)	(142)
Net cash used in investing activities	(13,196)	(13,502)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(1,123)	(437)
Repurchases of common stock	(6,000)	—
Payment of deferred financing costs	(12)	(140)
Net cash used in financing activities	(7,135)	(577)
Net change in cash and cash equivalents	(49,543)	(14,910)
Cash and cash equivalents - Beginning	83,734	87,036
Cash and cash equivalents - Ending	$34,191	$72,126
Supplemental Cash Flow Data:
Cash paid for taxes	$9,077	$8,354
Cash paid for interest	$71	$61
Non-cash investing and financing activities:
Asset acquisitions not yet paid for at period end	$731	$589
Leasehold improvements acquired through lease incentive	$1,824	$—
Excise tax on share repurchases, accrued but not paid	$48	$—
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 2025 AND AUGUST 4, 2024
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
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, the immersive surround sound home theater system called StealthTech, the PillowSacTM Chair, the Sactionals Reclining Seat and the most recently launched platform of premium seating called Snugg™. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry. As of August 3, 2025, the Company operated 270 showrooms, including one kiosk, located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.
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
Recent Accounting Pronouncements
We have considered all recent accounting pronouncements issued by the Financial Accounting Standards Board, and did not adopt any new accounting pronouncements during the thirteen weeks ended August 3, 2025 that had a material impact on our financial condition, results of operations or cash flows. There were no significant changes in recently issued accounting pronouncements pending adoption from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025, and those not discussed in our Annual Report on Form 10-K are either not applicable or are not expected to have a material impact on our financial condition, results of operations or cash flows.

Research and Development Expenses
Research and development costs are charged to expense in the period incurred. Research and development expense were $2.1 million and $2.4 million during the thirteen weeks ended August 3, 2025 and August 4, 2024, respectively, and $4.3 million and $4.5 million for the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively.
Note 2. Revenue Recognition
The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $28.6 million and $25.4 million during the thirteen weeks ended August 3, 2025 and August 4, 2024, respectively, and $55.8 million and $53.8 million for the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed statement of operations and an increase in inventory and customers returns liability on the condensed balance sheet. As of August 3, 2025 and February 2, 2025, there was a returns allowance recorded on the condensed balance sheet in the amount of $6.1 million and $9.2 million, respectively, which was included in accrued expenses, and sales returns of $1.5 million and $2.4 million, respectively, included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company’s condensed balance sheet. As of August 3, 2025 and February 2, 2025, the Company recorded customer deposit liabilities in the amount of $13.6 million and $11.3 million respectively. During the twenty-six weeks ended August 3, 2025 and August 4, 2024, the Company recognized $11.3 million and $8.3 million, respectively, related to customer deposits from fiscal 2025 and 2024, respectively.
The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms, kiosks, and through the internet. The Other channel predominantly represents net sales through the use of online and in store pop-up-shops, shop-in-shops, barter inventory transactions and the Loved by Lovesac program. In store pop-up-shops and shop-in-shops are staffed with associates trained to demonstrate and sell our product. The following represents net sales disaggregated by channel:

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024
Showrooms	$109,071	$98,773	$205,541	$180,392
Internet	42,499	44,326	75,827	80,929
Other	8,960	13,491	17,535	27,912
Total net sales	$160,530	$156,590	$298,903	$289,233
The Company has no foreign operations and had no sales to foreign countries for the thirteen weeks ended August 3, 2025. The Company's net sales to foreign countries was less than 0.01% of total net sales for the twenty-six weeks ended August 3, 2025 and the thirteen and twenty-six weeks ended August 4, 2024.  The Company had no customers that comprise more than 10% of total net sales for the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024.
See Note 9. Segment Information for sales disaggregated by product.

Barter Arrangements
The Company has a bartering arrangement with a third-party vendor. The Company has the option to repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. Barter transactions with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received, and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up in our warehouse. Fair value is estimated using various considerations, including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on forecasted media spend subject to media credits under the barter arrangement. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. As the barter credits are expected to be utilized at various dates through their expiration dates, the Company classifies the amount expected to be utilized in the next fiscal year as current, which is included in Prepaid expenses, with the remaining balance included as part of Other assets on the balance sheet.

The Company did not recognize any barter sales in exchange for media credits during the thirteen and twenty-six weeks ended August 3, 2025, compared to $2.5 million and $6.5 million recognized during the thirteen and twenty-six weeks ended August 4, 2024, respectively. As of August 3, 2025 and February 2, 2025, the Company had $5.2 million and $5.3 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $29.1 million and $31.4 million, respectively, classified as non-current. The credits expire from January 2034 through October 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment during the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the inventory exchanged for media credits during the period, offset by utilization of those credits.
Note 3. Income Taxes
For the thirteen weeks ended August 3, 2025 and August 4, 2024, the Company recorded an income tax benefit of $2.1 million and $1.8 million, respectively, which reflects an effective tax rate of 23.8% and 23.7%, respectively. For the twenty-six weeks ended August 3, 2025 and August 4, 2024, the Company recorded an income tax benefit of $5.9 million and $6.0 million, respectively, which reflects an effective tax rate of 25.1% and 24.1%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024 varies from the 21% federal statutory tax rate primarily due to state taxes.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.
The Company has completed its initial assessment of the One Big Beautiful Bill Act (“OBBBA”) corporate tax provisions which was enacted on July 4, 2025. OBBBA contained a number of U.S. corporate tax provisions, of which the Company elected to expense U.S. incurred research or experimental expenditures immediately and full bonus depreciation for certain assets placed into service after January 19, 2025. As a result of the Company’s elections, it is expected that in 2025 U.S. cash taxes will significantly decrease with no material impact to our effective tax rate.
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

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands, except per share data and share amounts)	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024
Net loss	$(6,650)	$(5,861)	$(17,490)	$(18,821)

Weighted-average number of common shares outstanding, basic	14,623,823	15,590,207	14,707,952	15,564,016
Effect of dilutive securities(1)	—	—	—	—
Weighted-average number of common shares outstanding, diluted	14,623,823	15,590,207	14,707,952	15,564,016

Basic net loss per share	$(0.45)	$(0.38)	$(1.19)	$(1.21)
Diluted net loss per share	$(0.45)	$(0.38)	$(1.19)	$(1.21)
(1) The effect of dilutive securities includes unvested restricted stock units and stock options. For the thirteen weeks ended August 3, 2025 and August 4, 2024, unvested restricted stock units of 1,646,041 and 1,325,091, respectively, and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. For the twenty-six weeks ended August 3, 2025 and August 4, 2024, unvested restricted stock units of 1,646,041 and 1,325,091, respectively, and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
Note 5. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024
Operating lease expense	$9,282	$8,555	$18,584	$16,937
Variable and short term lease expense	1,162	1,694	2,135	2,896
Total lease expense	$10,444	$10,249	$20,719	$19,833
Variable lease expense includes percentage rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024, we did not recognize any impairment charges associated with showroom-level right-of-use assets.
Supplemental information related to our operating leases is as follows (in thousands):

	Twenty-six weeks ended
(amounts in thousands)	August 3, 2025	August 4, 2024
Operating cash flow information:
Amounts paid on operating lease liabilities	$18,986	$16,682
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$18,526	$13,720
Weighted average remaining lease term - operating leases	7.1 years	7.1 years
Weighted average discount rate - operating leases	5.45%	5.09%

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

On March 21, 2024, a putative class action complaint related to the Company’s pricing was filed against the Company. The lawsuit, captioned Nguyen v. The Lovesac Company, was filed in the Superior Court of California, County of Sacramento, and was removed to the United States District Court for the Eastern District of California. The complaint generally alleges that the Company falsely advertised discounts on certain products. The plaintiff seeks, among other things, an unspecified amount of monetary damages, including treble damages, punitive damages, injunctive relief related to the Company’s sales practices, and attorneys’ fees, expert fees, and other expenses. On June 24, 2024, the Company filed a motion to dismiss. On July 15, 2024, the plaintiff filed an amended complaint. On August 12, 2024, the Company filed a motion to dismiss the plaintiff’s amended complaint. On November 26, 2024, the court entered an order to stay all proceedings in the case in light of a mediation of the dispute scheduled for January 23, 2025. The parties were unable to come to an agreement at the January 23, 2025 mediation. On February 7, 2025, the court unstayed the proceedings in the case for the purpose of ruling on the Company's pending motion to dismiss. On March 28, 2025, the court granted the Company's motion to dismiss with leave to amend, but dismissed Plaintiff's request for equitable relief, including injunctive relief, without leave to amend.. On April 18, 2025, the plaintiff filed a second amended complaint. On June 2, 2025, the Company filed a motion to dismiss the plaintiff’s second amended complaint. The Company’s motion to dismiss the plaintiff’s second amended complaint is pending a decision by the Court. At this time, we are unable to reasonably estimate the possible loss or range of loss from this proceeding.
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
As of August 3, 2025 and February 2, 2025, the Company’s borrowing availability under the line of credit with Wells was $36.0 million and $32.6 million, respectively, and there were no borrowings outstanding on this line of credit.
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

Performance Based Restricted Stock Units

Performance based restricted stock units ("PSU awards") granted under the 2017 Equity Plan are generally subject to both a service-based vesting condition and a performance-based vesting condition. PSU awards will vest upon the achievement of specified performance targets established at the beginning of the performance period and subject to continued service through the applicable vesting date. The stock-based compensation expense relating to PSU awards is recognized over the requisite service period when it is probable that the performance condition will be satisfied.
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
There were no stock options issued, exercised, or expired and canceled for the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024. As of August 3, 2025, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 3.8 years, and no intrinsic value. As of

August 4, 2024, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 4.8 years and no intrinsic value.

Performance and Time Based Restricted Stock Units
The following table summarizes the Company's PSU awards activity during the twenty-six weeks ended August 3, 2025 and August 4, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2025	960,055	$23.94
Granted	330,314	19.87
Forfeited	(132,570)	31.94
Vested	(29,646)	21.27
Unvested at August 3, 2025	1,128,153	$21.88

	Number of shares	Weighted average grant date fair value
Unvested at February 4, 2024	812,822	$31.01
Granted	602,637	21.24
Forfeited	(431,779)	33.58
Unvested at August 4, 2024	983,680	$23.89
The following table summarizes the Company's RSU awards activity during the twenty-six weeks ended August 3, 2025 and August 4, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at Unvested at February 2, 2025	328,947	$24.96
Granted	357,277	19.64
Forfeited	(13,160)	22.83
Vested	(155,176)	26.32
Unvested at Unvested at August 3, 2025	517,888	$20.94

	Number of shares	Weighted average grant date fair value
Unvested at Unvested at February 4, 2024	219,586	$32.91
Granted	233,693	21.73
Forfeited	(14,413)	27.68
Vested	(97,455)	33.83
Unvested at Unvested at August 4, 2024	341,411	$25.22
For the thirteen weeks ended August 3, 2025 and August 4, 2024, the Company recognized equity based compensation expense of $3.3 million and $2.8 million, respectively, and for the twenty-six weeks ended August 3, 2025 and August 4, 2024, the Company recognized equity based compensation expense of $5.8 million and $3.9 million, respectively.

The total unrecognized equity-based compensation cost related to unvested RSU and PSU awards was approximately $24.5 million as of August 3, 2025 and will be recognized in operations over a weighted average period of 2.4 years.
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

During the thirteen weeks ended August 3, 2025, we did not repurchase shares of common stock. During the twenty-six weeks ended August 3, 2025, we repurchased and subsequently retired 306,325 shares of common stock for $6.0 million, including broker commissions and fees. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of stock repurchases. During the thirteen and twenty-six weeks ended August 3, 2025, the excise tax on net share repurchases was not material.

As of August 3, 2025, we had $14.1 million available to repurchase shares pursuant to the share repurchase program.
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

The Company’s net sales by product which are considered one reportable segment are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024
Sactionals	$149,487	$142,967	$276,808	$264,786
Sacs	9,004	11,623	18,431	20,486
Other(1)	2,039	2,000	3,664	3,961
Total net sales	$160,530	$156,590	$298,903	$289,233
(1) Includes our new product platform Snugg, which individually does not exceed 5% of total revenue.
Interest income, net is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024
Interest income, net(1)	$100	$694	$427	$1,438

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

Note 10. Impairment

Our long-lived assets primarily consist of property and equipment and right-of-use assets from leases. These assets are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable

In June 2025, the Company initiated a cost-reduction plan that included the termination of its partnership with Best Buy. As part of this plan, the Company intends to wind down its Best Buy shop-in-shop locations (the “Exit”), with closures and related workforce reductions expected to be substantially completed by the third quarter of fiscal 2026. As a result of the Exit, the Company assessed the recoverability of long-lived assets associated with the affected locations. For the thirteen and twenty-six weeks ended August 3, 2025, the Company recorded an impairment charge of $1.5 million related to property and equipment at the shop-in-shop locations.

The impairment was determined by comparing the carrying amount of the assets to the estimated undiscounted future cash flows. As the carrying amounts were not recoverable, the assets were written down to their estimated fair values, which were determined using a discounted cash flow model based on historical performance and expected future profitability. These impairment charges are included within selling, general and administrative expense in the Statements of Operations.

As part of the Exit, the Company incurred severance and other one-time employee termination benefits, as well as costs associated with decommissioning the Best Buy shop-in-shop locations. These costs did not have a material impact on the financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, the surround sound home theater system called StealthTech, the PillowSacTM Chair, the Sactionals Reclining Seat and the most recently launched platform of premium seating called Snugg™. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.

Macroeconomic Factors
There are a number of macroeconomic factors and uncertainties that in recent years have negatively affected the overall business environment and our business, including fluctuations in inflation, elevated interest rates, housing market conditions, consumer debt and available credit, increased tariff and trade restrictions, global conflicts and uncertainties in the global financial markets. These factors have had and continue to have a negative impact on us and the markets in which we operate, including the potential for an economic recession, a continued downturn in the housing market, and a reduction in consumer discretionary spending. We believe that these macroeconomic factors have contributed to the slowdown in demand that we have experienced in our business which may continue in future periods. We will continue to evaluate our sources and uses of capital to reflect changes in market conditions and our business, including further developments with respect to macroeconomic factors.
Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered for any new setting or occasion, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing primarily two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting cover options that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, roll arm and angled sides. In September 2024, we launched the AnyTableTM, a versatile table that seamlessly enhances any Sactionals living space, and in November 2024, we launched the Sactionals Reclining Seat, an innovation that integrates advanced reclining technology and delivers unparalleled comfort and flexibility while maintaining the sleek, sophisticated aesthetic of our Sactionals. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 93.1% and 91.3% of our net sales for the thirteen weeks ended August 3, 2025 and August 4, 2024, respectively, and 92.6% and 91.5% of our net sales for the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively.

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
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 5 different sizes ranging from 35 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. In May 2024, we launched the PillowSacTM Chair Frame, an accessory that elevates the style and comfort of our existing PillowSac. Our Sacs represented 5.6% and 7.4% of our net sales for the thirteen weeks ended August 3, 2025 and August 4, 2024, respectively, and 6.2% and 7.1% of our net sales for the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively.
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
In May 2025, the Company launched Snugg™ (previously referred to as EverCouch™), a new platform of premium seating. Snugg™ combines the familiar shape of a sofa, loveseat, or chair with durable quality and flexible design. Like Lovesac’s Sactionals seating solution, Snugg™ includes washable fabrics, changeable covers, adaptable arm styles, and customizable fill. Snugg™ can be moved as a single unit like a traditional couch, or disassembled and reassembled for easier transport, providing comfortable seating and a versatile fit for a range of spaces.
Sales Channels
We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through three distinct, brand-enhancing channels.
•Showrooms. We market and sell our products through 270 showroom locations at top tier malls, lifestyle centers, kiosks, and street locations in 43 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-showroom sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms are designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 67.9% and 63.1% of total net sales for the thirteen weeks ended August 3, 2025 and August 4, 2024, respectively, and 68.8% and 62.4% of our net sales for the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. Our net sales generated by this channel accounted for 26.5% and 28.3% of total net sales for the thirteen weeks ended August 3,

2025 and August 4, 2024, respectively, and 25.4% and 28.0% of our net sales for the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, barter inventory transactions, and the Loved by Lovesac program.
◦In store and online pop-up-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are typically 10-day shows and are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. For the thirteen weeks ended August 3, 2025 and August 4, 2024, we operated 157 and 138 in store pop-up-shops, respectively, and 3 and 2 online pop-up-shops on Costco.com, respectively, and for the twenty-six weeks ended August 3, 2025 and August 4, 2024, we operated 328 and 258 in store pop-up-shops, respectively, and 5 online pop-up-shops on Costco.com.
◦Shop-in-shops. Shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. As of August 3, 2025 and August 4, 2024, we operated 43 and 51 Best Buy shop-in-shops, respectively. In June 2025, the Company discontinued its partnership with Best Buy and has started to wind down the shop-in-shop locations. The Company expects to be substantially complete by the third quarter of fiscal year 2026.
◦Barter inventory transactions. Our barter inventory transactions with a third party vendor are part of our Circular Operations ("CO"), Designed for Life, and Environmental, Social and Governance ("ESG") initiatives. CO is a way of doing business that is meant to reduce our footprint, while dramatically extending the life of products through more looped, localized, long-term, and sustainable practices, policies, and programs. We have the option to repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth.
◦Loved by Lovesac. In June 2025, we launched the Loved by Lovesac program which enables customers to purchase quality-assured, revitalized open-box products through our dedicated resale platform at www.lovedbylovesac.com. All items are inspected and verified for resale prior to listing. We believe this initiative aligns with our Designed for Life philosophy and supports our commitment to sustainability by extending the lifecycle of our products and reducing environmental impact. The Company has initiated a limited launch of Loved by Lovesac, which is currently available in select states.
Other net sales, which includes pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, accounted for 5.6% and 8.6% of our total net sales for the thirteen weeks ended August 3, 2025 and August 4, 2024, respectively, and 5.8% and 9.6% of our net sales for the twenty-six weeks ended August 3, 2025 and August 4, 2024, respectively.

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

Omni-channel Comparable Net Sales

Omni-channel comparable net sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior-period of equivalent length. Comparable net sales includes sales at all retail locations and online, open greater than 12 months (including remodels and relocations) and excludes closed showrooms. Comparable net sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with GAAP.

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

Historically, our revenue growth has been accompanied by higher selling, general and administrative expenses, primarily related to payroll and rent. We expect these expenses to increase as we continue to grow our business. As net sales volumes expand, we anticipate leveraging selling, general and administrative expenses as a percentage of net sales. To support our growth, we continue to invest in infrastructure, including research and development for existing and future products and foundational technology initiatives. These investments may reduce the degree of expense leverage during the investment period. We expect to realize greater leverage following these investments, with the most significant impact expected in the fourth quarter.
Advertising and Marketing Expense
Advertising and marketing expense include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. Advertising and marketing expenses are projected to rise as the Company drives net sales growth, supported by ongoing investments in these areas and careful monitoring to ensure efficient resource allocation.

Results of Operations
The following tables summarize key components of our results of operations for the thirteen and twenty-six weeks ended August 3, 2025 and August 4, 2024:

	Thirteen weeks ended		Thirteen weeks ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$109,071	$98,773	67.9%	63.1%
Internet	42,499	44,326	26.5%	28.3%
Other	8,960	13,491	5.6%	8.6%
Total net sales	160,530	156,590	100.0%	100.0%
Cost of merchandise sold	69,922	64,221	43.6%	41.0%
Gross profit	90,608	92,369	56.4%	59.0%
Operating expenses:
Selling, general and administrative expenses	72,114	73,674	44.9%	47.0%
Advertising and marketing	23,481	23,310	14.6%	14.9%
Depreciation and amortization	3,836	3,756	2.4%	2.4%
Total operating expenses	99,431	100,740	61.9%	64.3%
Operating loss	(8,823)	(8,371)	(5.5)%	(5.3)%
Interest and other income, net	100	694	0.1%	0.4%
Net loss before taxes	(8,723)	(7,677)	(5.4)%	(4.9)%
Income tax benefit	2,073	1,816	1.3%	1.2%
Net loss	$(6,650)	$(5,861)	(4.1)%	(3.7)%

	Twenty-six weeks ended		Twenty-six weeks ended
	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$205,541	$180,392	68.8%	62.4%
Internet	75,827	80,929	25.4%	28.0%
Other	17,535	27,912	5.8%	9.6%
Total net sales	298,903	289,233	100.0%	100.0%
Cost of merchandise sold	133,925	124,819	44.8%	43.2%
Gross profit	164,978	164,414	55.2%	56.8%
Operating expenses:
Selling, general and administrative expenses	139,231	142,077	46.6%	49.1%
Advertising and marketing	42,075	41,306	14.1%	14.3%
Depreciation and amortization	7,449	7,258	2.5%	2.5%
Total operating expenses	188,755	190,641	63.2%	65.9%
Operating loss	(23,777)	(26,227)	(8.0)%	(9.1)%
Interest and other income, net	425	1,438	0.1%	0.5%
Net loss before taxes	(23,352)	(24,789)	(7.9)%	(8.6)%
Income tax benefit	5,862	5,968	2.0%	2.1%
Net loss	$(17,490)	$(18,821)	(5.9)%	(6.5)%
Other Operational Data
Our recent showroom growth is summarized in the following table:

	Thirteen weeks ended		Twenty-six weeks ended
Showroom Count:	August 3, 2025	August 4, 2024	August 3, 2025	August 4, 2024
Showrooms open at beginning of period	267	246	257	230
Showrooms opened	6	10	17	34
Showrooms closed	(3)	(2)	(4)	(10)
Showrooms open at end of period(1)	270	254	270	254
Showroom remodels	1	—	2	—
(1) Showrooms open at the end of the period include 1 kiosk as of August 3, 2025 and August 4, 2024. Showrooms open as of August 4, 2024 also include 2 mobile concierges. During the second quarter of fiscal 2026, the Company made the decision to repurpose the mobile concierges for marketing related activity and are included in the showrooms closed within the period.

Thirteen weeks ended August 3, 2025 compared to the thirteen weeks ended August 4, 2024
Net sales

Net sales increased $3.9 million, or 2.5%, in the thirteen weeks ended August 3, 2025 compared to the prior year period driven by an increase of 0.9% in omni-channel comparable net sales and new showroom openings. In the thirteen weeks ended August 3, 2025, the number of repeat customers increased by 8.6%, partially offset by a 7.4% decline in new customers. In the comparable prior year period, the number of repeat and new customers increased by 26.1% and 12.9%, respectively.

Showroom net sales increased $10.3 million, or 10.4%, in the thirteen weeks ended August 3, 2025 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) decreased $1.8 million, or 4.1%, in the thirteen weeks ended August 3, 2025 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, decreased $4.5 million, or 33.6%, in the thirteen weeks ended August 3, 2025 compared to the prior year period. The decrease was primarily attributable to the Company’s decision not to engage in any barter transactions during the current period.

Gross profit
Gross profit decreased $1.8 million, or 1.9% in the thirteen weeks ended August 3, 2025 compared to the prior year period. Gross margin decreased 260 basis points to 56.4% of net sales in the thirteen weeks ended August 3, 2025 from 59.0% of net sales in the prior year period primarily driven by increases of 110 basis points in inbound transportation costs and 50 basis points in outbound transportation and warehousing costs and a decrease of 100 basis points in product margin driven by higher promotional discounting.
Selling, general and administrative (SG&A) expenses

SG&A expenses decreased $1.6 million, or 2.1%, in the thirteen weeks ended August 3, 2025 compared to the prior year period. The decrease was primarily related to decreases of $2.1 million in professional fees, $0.5 million in credit card fees, and $1.7 million in other overhead costs, partially offset by $1.5 million of impairment charges related to the Best Buy partnership termination, and increases of $0.6 million in payroll, $0.5 million in equity-based compensation, and $0.1 million in rent. As a percentage of net sales, SG&A was 44.9% for the thirteen weeks ended August 3, 2025 compared to 47.0% in the prior year period.
Advertising and marketing expenses
Advertising and marketing expenses increased $0.2 million, or 0.7%, in the thirteen weeks ended August 3, 2025 compared to the prior year period. Advertising and marketing expenses were 14.6% of net sales in the thirteen weeks ended August 3, 2025 compared to 14.9% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.1 million, or 2.1%, in the thirteen weeks ended August 3, 2025 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest and other income, net
Interest and other income, net was $0.1 million for the thirteen weeks ended August 3, 2025 compared to $0.7 million in the prior year period. The decrease in interest income was primarily the result of lower cash deposits in the Company's interest-bearing bank accounts.

Income tax benefit
Income tax benefit was $2.1 million for the thirteen weeks ended August 3, 2025, compared to $1.8 million in the prior year period. The change in benefit is primarily driven by a higher net loss before taxes.
Twenty-six weeks ended August 3, 2025 compared to the twenty-six weeks ended August 4, 2024
Net sales

Net sales increased $9.7 million, or 3.3%, in the twenty-six weeks ended August 3, 2025 compared to the prior year period driven by an increase of 1.4% in omni-channel comparable net sales and new showroom openings. In the twenty-six weeks ended August 3, 2025, the numbers of repeat customers increased by 14.8%, partially offset by a 3.9% decline in new customers. In the comparable prior year period, the number of repeat and new customers increased by 18.0% and 3.4%, respectively.

Showroom net sales increased $25.1 million, or 13.9%, in the twenty-six weeks ended August 3, 2025 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) decreased $5.1 million, or 6.3%, in the twenty-six weeks ended August 3, 2025 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, decreased $10.4 million, or 37.2%, in the twenty-six weeks ended August 3, 2025 compared to the prior year period. The decrease was primarily attributable to the Company’s decision not to engage in any barter transactions during the current period.
Gross profit
Gross profit increased $0.6 million, or 0.3%, in the twenty-six weeks ended August 3, 2025 compared to the prior year period. Gross margin decreased 160 basis points to 55.2% of net sales in the twenty-six weeks ended August 3, 2025 from 56.8% of net sales in the prior year period primarily driven by a decrease of 150 basis points in product margin driven by higher promotional discounting and an increase of 10 basis points in outbound transportation and warehousing costs.
Selling, general and administrative expenses
SG&A expenses decreased $2.8 million, or 2.0%, in the twenty-six weeks ended August 3, 2025 compared to the prior year period. The decrease was primarily related to decreases of $5.9 million in legal and professional fees, $1.3 million in credit card fees, $1.0 million in computer expense, and $1.9 million in other overhead costs, partially offset by increases of $2.8 million in payroll, $1.9 million in equity-based compensation, $1.5 million in impairment charges related to the Best Buy partnership termination, and $1.1 million in rent. As a percentage of net sales, SG&A was 46.6% in the twenty-six weeks ended August 3, 2025, compared to 49.1% in the prior year period.

Advertising and Marketing
Advertising and marketing expenses increased $0.8 million, or 1.9%, in the twenty-six weeks ended August 3, 2025 compared to the prior year period. Advertising and marketing expenses were 14.1% of net sales in the twenty-six weeks ended August 3, 2025 compared to 14.3% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.2 million, or 2.6%, in the twenty-six weeks ended August 3, 2025 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest and other income, net
Interest and other income, net was $0.4 million for the twenty-six weeks ended August 3, 2025, compared to $1.4 million in the prior year period. The decrease in interest income was primarily the result of lower cash deposits in the Company's interest-bearing bank accounts.

Income tax benefit
Income tax benefit was $5.9 million for the twenty-six weeks ended August 3, 2025, compared to $6.0 million in the prior year period. The change in benefit is primarily driven by a lower net loss before taxes.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash flows from operations, our current balances of cash and cash equivalents and our revolving line of credit (see “Revolving Line of Credit” below). At August 3, 2025, we had $34.2 million in cash and cash equivalents. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including through issuing equity and/or debt securities. To the extent we choose to secure additional sources of liquidity through incremental equity or debt financing, there can be no assurances that we will be able to raise such financing on favorable terms, if at all, or that future financing requirements will not require us to raise money that could be dilutive to holders of our capital stock.
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
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Capital expenditures also include patents and trademarks used in the normal course of our business. Cash paid for capital expenditures was $13.2 million in the twenty-six weeks ended August 3, 2025.
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

Condensed Statement of Cash flow Data:
	Twenty-six weeks ended
(amounts in thousands)	August 3, 2025	August 4, 2024
Net cash used in operating activities	$(29,212)	$(831)
Net cash used in investing activities	(13,196)	(13,502)
Net cash used in financing activities	(7,135)	(577)
Net change in cash and cash equivalents	(49,543)	(14,910)
Cash and cash equivalents at the end of the period	34,191	72,126
Net cash used in operating activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash lease expense, and deferred income taxes and the effect of changes in working capital and other activities.
Net cash used in operating activities was $29.2 million in the twenty-six weeks ended August 3, 2025, compared to $0.8 million in the prior year period, primarily driven by changes in working capital related to timing of payments to vendors.

Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings and the acquisition of intangible assets.
For the twenty-six weeks ended August 3, 2025, net cash used in investing activities was $13.2 million, primarily driven by one-time capital expenditures related to our new corporate office and continued investments in new showrooms. For the twenty-six weeks ended August 4, 2024, net cash used in investing was $13.5 million, primarily driven by the continued investments in new showrooms.
Net cash used in financing activities
Financing activities consist primarily of repurchases of our common stock, taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For the twenty-six weeks ended August 3, 2025 and August 4, 2024, net cash used in financing activities was $7.1 million and $0.6 million, respectively, mainly due to the repurchase of our common stock and taxes paid for the net share settlement of equity awards.
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
For additional information regarding our line of credit with Wells Fargo Bank, see Note 7. Financing Arrangements. As of August 3, 2025 and February 2, 2025, the Company’s borrowing availability under the line of credit was $36.0 million and $32.6 million, respectively, and there were no outstanding borrowings under our credit facility.
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
As of August 3, 2025, we had $14.1 million available to repurchase shares pursuant to the share repurchase program. For additional information, see Note 8. Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of August 3, 2025, except for employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Refer to Note 1 of our financial statements included on Form 10-K for the fiscal year ended February 2, 2025 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the twenty-six weeks ended August 3, 2025.
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

Inflation

In the second quarter of fiscal 2026, we continued to see normalization of inflationary pressures in the supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 3, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended August 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2024, our board of directors authorized the repurchase of up to $40.0 million in shares of our outstanding common stock. During the thirteen weeks ended August 3, 2025, the Company did not repurchase shares of common stock. As of August 3, 2025, the Company had $14.1 million available to repurchase shares pursuant to the share repurchase program. For additional information, refer to Note 8. Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Director and Officer Trading Arrangements

No directors or officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement (each as defined in Item 408 (a) and (c) of Regulation S-K) during the thirteen weeks ended August 3, 2025. Transactions by Section 16 directors and officers will be disclosed publicly through Form 4 filings with the SEC to the extent required by law.

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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: September 11, 2025		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: September 11, 2025		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)