Form 10-Q
period 2025-11-02
Lovesac Co
filed 2025-12-11
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 8, 2025, there were 14,617,106 shares of common stock, $0.00001 par value per share, outstanding.

i

TRADEMARKS

The Lovesac Company owns or has rights to use multiple trademarks that it uses in conjunction with the operation of its business. The trademarks of The Lovesac Company, which are registered in U.S. Patent and Trademark Office, are LOVESAC, DESIGNED FOR LIFE FURNITURE CO., DESIGNED FOR LIFE, DFL, ALWAYS FITS, FOREVER NEW, PILLOWSAC, TOTAL COMFORT, THE WORLD'S MOST ADAPTABLE COUCH, SACTIONALS, LOVESOFT, SIDE, STEALTHTECH, SACTIONALS POWER HUB, THE WORLD'S MOST COMFORTABLE SEAT, SACS, SAC, SUPERSAC, MOVIESAC, CITYSAC, GAMERSAC, SQUATTOMAN, DURAFOAM, FOOTSAC, ROOM FOR TWO, and REWRITING THE RULES OF COMFORT. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in this Quarterly Report on Form 10-Q is, to the Company's knowledge, owned by such other company.

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

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability,recession, political instability, civil unrest, armed hostilities and global conflict, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; the impact of changes or declines in consumer spending and increases in interest rates and inflation on our business, sales, results of operations and financial condition; cybersecurity and vulnerability to electronic break-ins and other similar disruptions; active, pending or threatened litigation; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our cash flows, changes in the market price of the Company’s common stock, global economic and market conditions and other considerations that could impact the specific timing, price and size of repurchases under our stock repurchase program or our ability to fund any stock repurchases; our ability to improve our products and develop and launch new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; execution of our share repurchase program and its expected benefits for enhancing long-term shareholder value; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates and employees; system interruption or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; any inability to implement and maintain effective internal control over financial reporting; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of changes in diplomatic and trade relations, as well as tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate; our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; and our ability to compete and succeed in a highly competitive and evolving industry.

We caution you that the foregoing list may not contain all of the factors that may impact the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections
ii

about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeline, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share amounts)	November 2, 2025	February 2, 2025
Assets
Current Assets
Cash and cash equivalents	$23,722	$83,734
Trade accounts receivable, net	16,960	16,781
Merchandise inventories, net	129,681	124,333
Prepaid expenses	13,098	14,807
Other current assets	2,525	6,942
Total Current Assets	185,986	246,597
Property and equipment, net	86,726	77,990
Operating lease right-of-use assets	163,081	157,750
Goodwill	144	144
Intangible assets, net	2,104	1,586
Deferred tax asset	26,368	15,277
Other assets	31,105	32,906
Total Assets	$495,514	$532,250
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$45,548	$51,814
Accrued expenses	41,402	51,986
Payroll payable	14,009	9,501
Customer deposits	8,727	11,250
Current operating lease liabilities	22,730	22,662
Sales taxes payable	4,582	7,897
Total Current Liabilities	136,998	155,110
Operating lease liabilities, long-term	168,785	160,361
Income tax payable, long-term	424	424
Line of credit	—	—
Total Liabilities	306,207	315,895
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of November 2, 2025 and February 2, 2025.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 14,615,785 shares issued and outstanding as of November 2, 2025 and 14,786,934 shares issued and outstanding as of February 2, 2025.	—	—
Additional paid-in capital	197,549	190,510
Accumulated (deficit) earnings	(8,242)	25,845
Stockholders' Equity	189,307	216,355
Total Liabilities and Stockholders' Equity	$495,514	$532,250
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands, except per share data and share amounts)	November 2, 2025	November 3, 2024	November 2, 2025	November 3, 2024
Net sales	$150,166	$149,905	$449,069	$439,138
Cost of merchandise sold	65,929	62,266	199,854	187,085
Gross profit	84,237	87,639	249,215	252,053
Operating expenses:
Selling, general and administrative expenses	74,964	71,749	214,195	213,826
Advertising and marketing	21,075	19,947	63,150	61,253
Depreciation and amortization	4,002	3,666	11,451	10,924
Total operating expenses	100,041	95,362	288,796	286,003
Operating loss	(15,804)	(7,723)	(39,581)	(33,950)
Interest and other income, net	206	701	631	2,139
Net loss before taxes	(15,598)	(7,022)	(38,950)	(31,811)
Income tax benefit	5,047	2,092	10,909	8,060
Net loss	$(10,551)	$(4,930)	$(28,041)	$(23,751)

Net loss per common share:
Basic	$(0.72)	$(0.32)	$(1.91)	$(1.53)
Diluted	$(0.72)	$(0.32)	$(1.91)	$(1.53)

Weighted average shares outstanding:
Basic	14,655,495	15,574,293	14,692,182	15,567,442
Diluted	14,655,495	15,574,293	14,692,182	15,567,442

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2025 AND NOVEMBER 3, 2024
(unaudited)

	Thirteen weeks ended
	Common
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance - August 3, 2025	14,599,825	$—	$195,154	$2,307	$197,461
Net loss	—	—	—	(10,551)	(10,551)
Equity-based compensation	—	—	2,434	—	2,434
Vested restricted stock units	15,960	—	—	—	—
Repurchases of common stock	—	—	—	2	2
Taxes paid for net share settlement of equity awards	—	—	(39)	—	(39)
Balance - November 2, 2025	14,615,785	—	197,549	(8,242)	$189,307

Balance - August 4, 2024	15,558,682	$—	$186,562	$15,580	$202,142
Net loss	—	—	—	(4,930)	(4,930)
Equity-based compensation	—	—	2,783	—	2,783
Vested restricted stock units	3,525	—	—	—	—
Repurchases of common stock	(131,424)	—	—	(3,449)	(3,449)
Taxes paid for net share settlement of equity awards	—	—	(50)	—	(50)
Balance - November 3, 2024	15,430,783	$—	$189,295	$7,201	$196,496

	Thirty-nine weeks ended
	Common		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - February 2, 2025	14,786,934	$—	$190,510	$25,845	$216,355
Net loss	—	—	—	(28,041)	(28,041)
Equity-based compensation	—	—	8,201	—	8,201
Vested restricted stock units	135,176	—	—	—	—
Repurchases of common stock	(306,325)	—	—	(6,046)	(6,046)
Taxes paid for net share settlement of equity awards	—	—	(1,162)	—	(1,162)
Balance - November 2, 2025	14,615,785	$—	$197,549	$(8,242)	$189,307

Balance - February 4, 2024	15,489,364	$—	$183,095	$34,401	$217,496
Net loss	—	—	—	(23,751)	(23,751)
Equity-based compensation	—	—	6,687	—	6,687
Vested restricted stock units	72,843	—	—	—	—
Repurchases of common stock	(131,424)	—	—	(3,449)	(3,449)
Taxes paid for net share settlement of equity awards	—	—	(487)	—	(487)
Balance - November 3, 2024	15,430,783	$—	$189,295	$7,201	$196,496

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(amounts in thousands)	November 2, 2025	November 3, 2024
Cash Flows from Operating Activities
Net loss	$(28,041)	$(23,751)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of property and equipment	11,223	10,610
Amortization of other intangible assets	228	314
Amortization of deferred financing fees	55	112
Net loss on disposal of property and equipment	279	74
Impairment of long-lived assets	1,541	—
Equity based compensation	8,201	6,687
Non-cash lease expense	20,212	18,741
Deferred income taxes	(11,091)	(8,316)
Change in operating assets and liabilities:
Trade accounts receivable	(179)	(2,652)
Merchandise inventories	(5,348)	(15,005)
Prepaid expenses and other current assets	6,083	(2,983)
Other assets	1,801	(5,389)
Accounts payable	(7,695)	19,332
Accrued expenses and other payables	(9,964)	2,688
Operating lease liabilities	(18,875)	(13,888)
Customer deposits	(2,523)	8,380
Net cash used in operating activities	(34,093)	(5,046)
Cash Flows from Investing Activities
Purchase of property and equipment	(18,211)	(15,739)
Payments for patents and trademarks	(534)	(339)
Net cash used in investing activities	(18,745)	(16,078)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(1,162)	(487)
Repurchases of common stock	(6,000)	(3,431)
Payment of deferred financing costs	(12)	(303)
Net cash used in financing activities	(7,174)	(4,221)
Net change in cash and cash equivalents	(60,012)	(25,345)
Cash and cash equivalents - Beginning	83,734	87,036
Cash and cash equivalents - Ending	$23,722	$61,691
Supplemental Cash Flow Data:
Cash paid for taxes	$9,152	$8,383
Cash paid for interest	$91	$92
Non-cash investing and financing activities:
Asset acquisitions not yet paid for at period end	$1,956	$1,344
Leasehold improvements acquired through lease incentive	$1,824	$—
Excise tax on share repurchases, accrued but not paid	$46	$18
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2025 AND NOVEMBER 3, 2024
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
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals, premium foam beanbag chairs called Sacs, the immersive surround sound home theater system called StealthTech, the PillowSacTM Chair, the Sactionals Reclining Seat and the most recently launched platform of premium seating called Snugg™. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms, kiosks, and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry. As of November 2, 2025, the Company operated 275 showrooms, including one kiosk, located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.
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

Intangibles-Goodwill and Internal-Use Software. In September 2025, the FASB issued ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which updates the cost capitalization threshold for internal-use software developments costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine the impact of adoption on its Condensed Financial Statements and related disclosures.

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

The Company has reviewed all other recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.

Research and Development Expenses
Research and development costs are charged to expense in the period incurred. Research and development expenses were $2.3 million during each of the thirteen weeks ended November 2, 2025 and November 3, 2024, and $6.6 million and $6.8 million for the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.
Note 2. Revenue Recognition
The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $31.3 million and $26.1 million during the thirteen weeks ended November 2, 2025 and November 3, 2024, respectively, and $87.1 million and $79.9 million for the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the condensed statement of operations and an increase in inventory and customers returns liability on the condensed balance sheet. As of November 2, 2025 and February 2, 2025, there was a returns allowance recorded on the condensed balance sheet in the amount of $5.8 million and $9.2 million, respectively, which was included in accrued expenses, and sales returns of $1.3 million and $2.4 million, respectively, included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company’s condensed balance sheet. As of November 2, 2025 and February 2, 2025, the Company recorded customer deposit liabilities in the amount of $8.7 million and $11.3 million respectively. During the thirty-nine weeks ended November 2, 2025 and November 3, 2024, the Company recognized $11.3 million and $8.3 million, respectively, related to customer deposits from fiscal 2025 and 2024, respectively.
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

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands)	November 2, 2025	November 3, 2024	November 2, 2025	November 3, 2024
Showrooms	$102,665	$91,008	$308,206	$271,400
Internet	37,298	44,867	113,125	125,796
Other	10,203	14,030	27,738	41,942
Total net sales	$150,166	$149,905	$449,069	$439,138
The Company has no foreign operations and had no sales to foreign countries for the thirteen weeks ended November 2, 2025. The Company's net sales to foreign countries was less than 0.01% of total net sales for the thirty-nine weeks ended November 2, 2025 and the thirteen and thirty-nine weeks ended November 3, 2024.  The Company had no customers that comprise more than 10% of total net sales for the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024.
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

The Company did not recognize any barter sales in exchange for media credits during the thirteen and thirty-nine weeks ended November 2, 2025, compared to $2.5 million and $9.0 million recognized during the thirteen and thirty-nine weeks ended November 3, 2024, respectively. As of November 2, 2025 and February 2, 2025, the Company had $4.4 million and $5.3 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $29.0 million and $31.4 million, respectively, classified as non-current. The credits expire from January 2034 through October 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment during the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the utilization of media credits.
Note 3. Income Taxes
For the thirteen weeks ended November 2, 2025 and November 3, 2024, the Company recorded an income tax benefit of $5.0 million and $2.1 million, respectively, which reflects an effective tax rate of 32.4% and 29.8%, respectively. For the thirty-nine weeks ended November 2, 2025 and November 3, 2024, the Company recorded an income tax benefit of $10.9 million and $8.1 million, respectively, which reflects an effective tax rate of 28.0% and 25.3%, respectively. The effective tax rate for the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024 varies from the 21% federal statutory tax rate primarily due to state taxes.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.

The Company has completed its initial assessment of the One Big Beautiful Bill Act (“OBBBA”) corporate tax provisions which was enacted on July 4, 2025. OBBBA contained a number of U.S. corporate tax provisions, of which the Company elected to expense U.S. incurred research or experimental expenditures immediately and full bonus depreciation for certain assets placed into service after January 19, 2025. These planned elections are based on the Company’s current projected taxable income estimates. As a result, the Company expects U.S. cash taxes to significantly decrease in 2025 with no material impact to the effective tax rate.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands, except per share data and share amounts)	November 2, 2025	November 3, 2024	November 2, 2025	November 3, 2024
Net loss	$(10,551)	$(4,930)	$(28,041)	$(23,751)

Weighted-average number of common shares outstanding, basic	14,655,495	15,574,293	14,692,182	15,567,442
Effect of dilutive securities(1)	—	—	—	—
Weighted-average number of common shares outstanding, diluted	14,655,495	15,574,293	14,692,182	15,567,442

Basic net loss per share	$(0.72)	$(0.32)	$(1.91)	$(1.53)
Diluted net loss per share	$(0.72)	$(0.32)	$(1.91)	$(1.53)
(1) The effect of dilutive securities includes unvested restricted stock units and stock options. For the thirteen weeks ended November 2, 2025 and November 3, 2024, unvested restricted stock units of 1,541,863 and 1,311,873, respectively, and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. For the thirty-nine weeks ended November 2, 2025 and November 3, 2024, unvested restricted stock units of 1,541,863 and 1,311,873, respectively, and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

Note 5. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	November 2, 2025	November 3, 2024	November 2, 2025	November 3, 2024
Operating lease expense	$9,481	$8,713	$28,065	$25,650
Variable and short term lease expense	1,290	1,540	3,425	4,436
Total lease expense	$10,771	$10,253	$31,490	$30,086
Variable lease expense includes percentage rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024, we did not recognize any impairment charges associated with showroom-level right-of-use assets.
Supplemental information related to our operating leases is as follows (in thousands):

	Thirty-nine weeks ended
(amounts in thousands)	November 2, 2025	November 3, 2024
Operating cash flow information:
Amounts paid on operating lease liabilities	$28,894	$25,690
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$24,125	$16,961
Weighted average remaining lease term - operating leases	7.0 years	7.0 years
Weighted average discount rate - operating leases	5.51%	5.16%
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

On July 29, 2024, a putative shareholder derivative action captioned Getz v. Nelson, No. 3:24-cv-1260, was filed in the United States District Court for the District of Connecticut on behalf of the Company against certain of its current and former officers and directors. Two similar shareholder derivative actions, captioned Valle v. Dellomo, No. 3:24-cv-1327, and McKinnon v. Nelson, No. 3:24-cv-1343, were filed in the same court against the same defendants on August 19, 2024, and August 21, 2024, respectively. The cases assert claims on behalf of the Company for breach of fiduciary duty, violations of the Exchange Act, unjust enrichment, corporate waste, and aiding and abetting primary violations. The factual allegations underlying those claims are similar to those alleged in the securities class action. The plaintiffs seek, among other things, an unspecified amount of damages and attorneys’ fees, expert fees, and other costs. On September 20, 2024, the Court consolidated the three lawsuits under the caption In re The Lovesac Company Derivative Litigation, Lead Case No. 3:24-cv-01260-VAB (i.e., the “Derivative Action”). On May 19, 2025, the parties signed a definitive agreement to settle the Derivative Action. On June 2, 2025, plaintiffs’ counsel filed an unopposed motion seeking preliminary approval of the settlement. On June 3, 2025, the Court granted the motion for preliminary approval. On October 2, 2025, the Court approved the settlement as submitted by the parties, concluding the litigation.

On March 21, 2024, a putative class action complaint related to the Company’s pricing was filed against the Company. The lawsuit, captioned Nguyen v. The Lovesac Company, was filed in the Superior Court of California, County of Sacramento, and was removed to the United States District Court for the Eastern District of California. The complaint generally alleges that the Company falsely advertised discounts on certain products. The plaintiff seeks, among other things, an unspecified amount of monetary damages, including treble damages, punitive damages, injunctive relief related to the Company’s sales practices, and attorneys’ fees, expert fees, and other expenses. On June 24, 2024, the Company filed a motion to dismiss. On July 15, 2024, the plaintiff filed an amended complaint. On August 12, 2024, the Company filed a motion to dismiss the plaintiff’s amended complaint. On November 26, 2024, the court entered an order to stay all proceedings in the case in light of a mediation of the dispute scheduled for January 23, 2025. The parties were unable to come to an agreement at the January 23, 2025 mediation. On February 7, 2025, the court unstayed the proceedings in the case for the purpose of ruling on the Company's pending motion to dismiss. On March 28, 2025, the court granted the Company's motion to dismiss with leave to amend, but dismissed the plaintiff's request for equitable relief, including injunctive relief, without leave to amend. On April 18, 2025, the plaintiff filed a second amended complaint. On June 2, 2025, the Company filed a motion to dismiss the plaintiff’s second amended complaint. The Company’s motion to dismiss the plaintiff’s second amended complaint is pending a decision by the Court. At this time, we are unable to reasonably estimate the possible loss or range of loss from this proceeding.
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
As of November 2, 2025 and February 2, 2025, the Company’s borrowing availability under the line of credit with Wells was $36.0 million and $32.6 million, respectively, and there were no borrowings outstanding on this line of credit.
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
There were no stock options issued, exercised, or expired and canceled for the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024. As of November 2, 2025, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 3.6 years, and no intrinsic value. As of November 3, 2024, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 4.6 years and no intrinsic value.

Performance and Time Based Restricted Stock Units
The following table summarizes the Company's PSU awards activity during the thirty-nine weeks ended November 2, 2025 and November 3, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2025	960,055	$23.94
Granted	330,314	19.87
Forfeited	(217,387)	27.06
Vested	(30,980)	21.56
Unvested at November 2, 2025	1,042,002	$22.07

	Number of shares	Weighted average grant date fair value
Unvested at February 4, 2024	812,822	$31.01
Granted	605,263	21.27
Forfeited	(446,118)	33.19
Unvested at November 3, 2024	971,967	$23.94

The following table summarizes the Company's RSU awards activity during the thirty-nine weeks ended November 2, 2025 and November 3, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at Unvested at February 2, 2025	328,947	$24.96
Granted	375,757	19.47
Forfeited	(42,764)	20.82
Vested	(162,079)	26.20
Unvested at Unvested at November 2, 2025	499,861	$20.79

	Number of shares	Weighted average grant date fair value
Unvested at Unvested at February 4, 2024	219,586	$32.91
Granted	241,571	21.93
Forfeited	(18,465)	26.99
Vested	(102,786)	33.08
Unvested at Unvested at November 3, 2024	339,906	$25.38
For the thirteen weeks ended November 2, 2025 and November 3, 2024, the Company recognized equity based compensation expense of $2.4 million and $2.8 million, respectively, and for the thirty-nine weeks ended November 2, 2025 and November 3, 2024, the Company recognized equity based compensation expense of $8.2 million and $6.7 million, respectively.
The total unrecognized equity-based compensation cost related to unvested RSU and PSU awards was approximately $20.3 million as of November 2, 2025 and will be recognized in operations over a weighted average period of 2.2 years.
In March 2023, Shawn Nelson, our Chief Executive Officer, received a one-time performance and retention long-term incentive grant of 235,000 Restricted Stock Units (the “RSU Grant”) pursuant to the 2017 Equity Plan and Mr. Nelson’s Restricted Stock Units Agreement and Grant Notice (the “RSU Agreement”). The RSU Grant vests on the later to occur of (i) the fifth anniversary of the date of grant so long as, (x) on or prior to such date (subject to certain limited extensions), the Company has achieved a specified level of performance with respect to share price and net sales, and (y) Mr. Nelson remains in continuous service with the Company as Chief Executive Officer through such date; or (ii) if the specified level of performance with respect to net sales is not achieved on or prior to the fifth anniversary of the date of grant, but the other conditions in subclause (i) are achieved, the first date that such specified level of performance with respect to net sales is achieved, so long as it is achieved on or prior to the seventh anniversary of the date of grant and so long as Mr. Nelson remains in continuous service with the Company through such date. Except in the event of termination of employment as defined in the 2017 Equity Plan, the RSU Grant will be settled in shares of common stock of the Company on the first anniversary of the applicable vesting date. The RSU grant was valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the options shall vest. The expense will be recognized on a straight-line basis over the explicit service period.
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

During the thirteen weeks ended November 2, 2025, we did not repurchase shares of common stock. During the thirty-nine weeks ended November 2, 2025, we repurchased and subsequently retired 306,325 shares of common stock for $6.0 million, including broker commissions and fees. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of stock repurchases. During the thirteen and thirty-nine weeks ended November 2, 2025, the excise tax on net share repurchases was not material.

As of November 2, 2025, approximately $14.1 million remained available for future purchases under the share repurchase program.
Note 9. Segment Information
Segments are reflective of how the chief operating decision maker ("CODM") reviews operating results for the purpose of allocating resources and assessing performance. The CODM group of the Company is comprised of the Chief Executive Officer and the President.
The Company markets and sells its products through an omni-channel platform that provides a seamless and meaningful experience to its customers across multiple channels. The Company has one operating segment which aligns with the way our CODM group evaluates performance and allocates resources within the Company. As the Company's products and sales channels are complementary and analyzed in the same manner, the Company operates its business as one operating segment and therefore it has one reportable segment.

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
The Company’s net sales by product which are considered one reportable segment are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands)	November 2, 2025	November 3, 2024	November 2, 2025	November 3, 2024
Sactionals	$135,641	$137,025	$412,449	$401,811
Sacs	9,839	10,809	28,270	31,295
Other(1)	4,686	2,071	8,350	6,032
Total net sales	$150,166	$149,905	$449,069	$439,138
(1) Includes our new product platform Snugg, which individually does not exceed 5% of total revenue.
Interest income, net is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(amounts in thousands)	November 2, 2025	November 3, 2024	November 2, 2025	November 3, 2024
Interest income, net(1)	$205	$701	$632	$2,139

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

Note 10. Impairment

Our long-lived assets primarily consist of property and equipment and right-of-use assets from leases. These assets are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable

In June 2025, the Company initiated a cost-reduction plan that included the termination of its partnership with Best Buy. As part of this plan, the Company executed the wind down of its Best Buy shop-in-shop locations (the “Exit”), with closures and related workforce reductions. This process was substantially completed by the third quarter of fiscal 2026. As a result of the Exit, the Company assessed the recoverability of long-lived assets associated with the affected locations. For the thirty-nine weeks ended November 2, 2025, the Company recorded an impairment charge of $1.5 million related to property and equipment at the shop-in-shop locations. The $1.5 million impairment was recorded in the second quarter of fiscal 2026. There was no impairment recorded in the thirteen weeks ended November 2, 2025.

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

As part of the Exit, the Company incurred severance and other one-time employee termination benefits, as well as costs associated with decommissioning the Best Buy shop-in-shop locations. These costs did not have a material impact on the financial statements.

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
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing primarily two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting cover options that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, angled sides and roll or swept arms. In September 2024, we launched the AnyTableTM, a versatile table that seamlessly enhances any Sactionals living space, and in November 2024, we launched the Sactionals Reclining Seat, an innovation that integrates advanced reclining technology and delivers unparalleled comfort and flexibility while maintaining the sleek, sophisticated aesthetic of our Sactionals. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 90.3% and 91.4% of our net sales for the thirteen weeks ended November 2, 2025 and November 3, 2024, respectively, and 91.8% and 91.5% of our net sales for the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.

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
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 5 different sizes ranging from 32 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. In May 2024, we launched the PillowSacTM Chair, an accessory that elevates the style and comfort of our existing PillowSac. In October 2025, the Company launched the PillowSacTM Chair Jr. which delivers the same comfort and premium materials as the PillowSacTM Chair, scaled for smaller spaces. Our Sacs represented 6.6% and 7.2% of our net sales for the thirteen weeks ended November 2, 2025 and November 3, 2024, respectively, and 6.3% and 7.1% of our net sales for the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.
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
•Showrooms. We market and sell our products through 275 showroom locations at top tier malls, lifestyle centers, kiosks, and street locations in 44 states in the U.S. We carefully select the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-showroom sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms are designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 68.4% and 60.7% of total net sales for the thirteen weeks ended November 2, 2025 and November 3, 2024, respectively, and 68.6% and 61.8% of our net sales for the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. Our net sales generated by this channel accounted for 24.8% and 29.9% of total net sales for the thirteen weeks ended November 2, 2025 and November 3, 2024, respectively, and 25.2% and 28.6% of our net sales for the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, barter inventory transactions, and the Loved by Lovesac program.
◦In store and online pop-up-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are typically 10-day shows and are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. For the thirteen weeks ended November 2, 2025 and November 3, 2024, we operated 161 and 165 in store pop-up-shops, respectively, and 3 and 2 online pop-up-shops on Costco.com, respectively, and for the thirty-nine weeks ended November 2, 2025 and November 3, 2024, we operated 489 and 423 in store pop-up-shops, respectively, and 8 and 7 online pop-up-shops on Costco.com, respectively.
◦Shop-in-shops. Shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. In June 2025, the Company discontinued its partnership with Best Buy, resulting in the closure of all remaining Best Buy shop-in-shop locations as of November 2, 2025. Prior to the discontinuation of the partnership, we operated 49 Best Buy shop-in-shops as of November 3, 2024.
◦Barter inventory transactions. Our barter inventory transactions with a third party vendor are part of our Circular Operations ("CO"), Designed for Life, and Environmental, Social and Governance ("ESG") initiatives. CO is a way of doing business that is meant to reduce our footprint, while dramatically extending the life of products through more looped, localized, long-term, and sustainable practices, policies, and programs. We have the option to repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. See Note 2. Revenue Recognition— Barter Arrangements in the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more information about our unused media credits as of November 2, 2025.
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
Other net sales, which includes pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, accounted for 6.8% and 9.4% of our total net sales for the thirteen weeks ended November 2, 2025 and November 3, 2024, respectively, and 6.2% and 9.6% of our net sales for the thirty-nine weeks ended November 2, 2025 and November 3, 2024, respectively.

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

Omni-channel Comparable Net Sales

Omni-channel comparable net sales is a measure that highlights the performance of our existing locations and websites by measuring the change in net sales for a period over the comparable prior-period of equivalent length. Comparable net sales includes sales at all retail locations and online, open greater than 12 months (including remodels and relocations) and excludes closed showrooms. Comparable net sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with US GAAP.

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

Results of Operations
The following tables summarize key components of our results of operations for the thirteen and thirty-nine weeks ended November 2, 2025 and November 3, 2024:

	Thirteen weeks ended		Thirteen weeks ended
	November 2, 2025	November 3, 2024	November 2, 2025	November 3, 2024
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$102,665	$91,008	68.4%	60.7%
Internet	37,298	44,867	24.8%	29.9%
Other	10,203	14,030	6.8%	9.4%
Total net sales	150,166	149,905	100.0%	100.0%
Cost of merchandise sold	65,929	62,266	43.9%	41.5%
Gross profit	84,237	87,639	56.1%	58.5%
Operating expenses:
Selling, general and administrative expenses	74,964	71,749	49.9%	47.9%
Advertising and marketing	21,075	19,947	14.0%	13.3%
Depreciation and amortization	4,002	3,666	2.7%	2.4%
Total operating expenses	100,041	95,362	66.6%	63.6%
Operating loss	(15,804)	(7,723)	(10.5)%	(5.1)%
Interest and other income, net	206	701	0.1%	0.5%
Net loss before taxes	(15,598)	(7,022)	(10.4)%	(4.6)%
Income tax benefit	5,047	2,092	3.4%	1.4%
Net loss	$(10,551)	$(4,930)	(7.0)%	(3.2)%

	Thirty-nine weeks ended		Thirty-nine weeks ended
	November 2, 2025	November 3, 2024	November 2, 2025	November 3, 2024
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$308,206	$271,400	68.6%	61.8%
Internet	113,125	125,796	25.2%	28.6%
Other	27,738	41,942	6.2%	9.6%
Total net sales	449,069	439,138	100.0%	100.0%
Cost of merchandise sold	199,854	187,085	44.5%	42.6%
Gross profit	249,215	252,053	55.5%	57.4%
Operating expenses:
Selling, general and administrative expenses	214,195	213,826	47.7%	48.7%
Advertising and marketing	63,150	61,253	14.1%	13.9%
Depreciation and amortization	11,451	10,924	2.5%	2.5%
Total operating expenses	288,796	286,003	64.3%	65.1%
Operating loss	(39,581)	(33,950)	(8.8)%	(7.7)%
Interest and other income, net	631	2,139	0.1%	0.5%
Net loss before taxes	(38,950)	(31,811)	(8.7)%	(7.2)%
Income tax benefit	10,909	8,060	2.4%	1.8%
Net loss	$(28,041)	$(23,751)	(6.3)%	(5.4)%
Other Operational Data
Our recent showroom growth is summarized in the following table:

	Thirteen weeks ended		Thirty-nine weeks ended
Showroom Count:	November 2, 2025	November 3, 2024	November 2, 2025	November 3, 2024
Showrooms open at beginning of period	270	254	257	230
Showrooms opened	5	5	22	39
Showrooms closed	—	(1)	(4)	(11)
Showrooms open at end of period(1)	275	258	275	258
Showroom remodels	—	—	2	—
(1) Showrooms open at the end of the period include 1 kiosk as of November 2, 2025 and November 3, 2024. Showrooms open as of November 3, 2024 also include 2 mobile concierges. During the second quarter of fiscal 2026, the Company made the decision to repurpose the mobile concierges for marketing related activity and are included in the showrooms closed within the thirty-nine weeks ended November 2, 2025.

Thirteen weeks ended November 2, 2025 compared to the thirteen weeks ended November 3, 2024
Net sales

Net sales increased $0.3 million, or 0.2%, in the thirteen weeks ended November 2, 2025 compared to the prior year period driven by new showroom openings, partially offset by a decrease of 1.2% in omni-channel comparable net sales. In the thirteen weeks ended November 2, 2025, the number of repeat and new customers decreased by 2.3% and 16.4%, respectively. In the comparable prior year period, the number of repeat and new customers increased by 23.4% and 6.9%, respectively.

Showroom net sales increased $11.7 million, or 12.8%, in the thirteen weeks ended November 2, 2025 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) decreased $7.6 million, or 16.9%, in the thirteen weeks ended November 2, 2025 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, decreased $3.8 million, or 27.3%, in the thirteen weeks ended November 2, 2025 compared to the prior year period. The decrease was primarily attributable to the Company’s decision not to engage in any barter transactions during the current period, and the closure of the Company's Best Buy shop-in-shop locations as a result of the discontinuation of its partnership with Best Buy.

Gross profit
Gross profit decreased $3.4 million, or 3.9% in the thirteen weeks ended November 2, 2025 compared to the prior year period. Gross margin decreased 240 basis points to 56.1% of net sales in the thirteen weeks ended November 2, 2025 from 58.5% of net sales in the prior year period primarily driven by increases of 320 basis points in inbound transportation and tariff costs and 20 basis points in outbound transportation and warehousing costs, partially offset by an increase of 100 basis points in product margin driven by cost reduction initiatives from our vendors in response to changes in the tariff environment.
Selling, general and administrative (SG&A) expenses

SG&A expenses increased $3.2 million, or 4.5%, in the thirteen weeks ended November 2, 2025 compared to the prior year period. The increase was primarily related to increases of $4.1 million in payroll, including an out-of-period $1.6 million expense pertaining to prior periods employee benefits, $1.0 million in licenses and registrations, $0.7 million in rent, and $0.8 million in other overhead costs. The increases were partially offset by decreases of $3.0 million in legal and professional fees and $0.4 million in equity-based compensation. As a percentage of net sales, SG&A was 49.9% for the thirteen weeks ended November 2, 2025 compared to 47.9% in the prior year period.
Advertising and marketing expenses
Advertising and marketing expenses increased $1.1 million, or 5.7%, in the thirteen weeks ended November 2, 2025 compared to the prior year period. Advertising and marketing expenses were 14.0% of net sales in the thirteen weeks ended November 2, 2025 compared to 13.3% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.3 million, or 9.2%, in the thirteen weeks ended November 2, 2025 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest and other income, net
Interest and other income, net was $0.2 million for the thirteen weeks ended November 2, 2025 compared to $0.7 million in the prior year period. The decrease in interest income was primarily the result of lower cash deposits in the Company's interest-bearing bank accounts.

Income tax benefit
Income tax benefit was $5.0 million for the thirteen weeks ended November 2, 2025, compared to $2.1 million in the prior year period. The change in benefit was primarily driven by a higher net loss before taxes.
Thirty-nine weeks ended November 2, 2025 compared to the thirty-nine weeks ended November 3, 2024
Net sales

Net sales increased $9.9 million, or 2.3%, in the thirty-nine weeks ended November 2, 2025 compared to the prior year period driven by an increase of 0.4% in omni-channel comparable net sales and new showroom openings. In the thirty-nine weeks ended November 2, 2025, the numbers of repeat customers increased by 8.9%, partially offset by a 8.5% decline in new customers. In the comparable prior year period, the number of repeat and new customers increased by 19.5% and 4.2%, respectively.

Showroom net sales increased $36.8 million, or 13.6%, in the thirty-nine weeks ended November 2, 2025 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) decreased $12.7 million, or 10.1%, in the thirty-nine weeks ended November 2, 2025 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, decreased $14.2 million, or 33.9%, in the thirty-nine weeks ended November 2, 2025 compared to the prior year period. The decrease was primarily attributable to the Company’s decision not to engage in any barter transactions during the current period, and the closure of the Company's Best Buy shop-in-shop locations as a result of the discontinuation of its partnership with Best Buy.
Gross profit
Gross profit decreased $2.8 million, or 1.1%, in the thirty-nine weeks ended November 2, 2025 compared to the prior year period. Gross margin decreased 190 basis points to 55.5% of net sales in the thirty-nine weeks ended November 2, 2025 from 57.4% of net sales in the prior year period primarily driven by increases of 110 basis points in inbound transportation and tariff costs and 10 basis points in outbound transportation and warehousing costs, and a decrease of 70 basis points in product margin driven by higher promotional discounting.
Selling, general and administrative expenses
SG&A expenses increased $0.4 million, or 0.2%, in the thirty-nine weeks ended November 2, 2025 compared to the prior year period. The increase was primarily related to increases of $6.9 million in payroll, including an out-of-period $1.6 million expense pertaining to prior periods employee benefits, $1.7 million in rent, $1.5 million in equity-based compensation, and $1.5 million in impairment charges related to the Best Buy partnership discontinuation. The increases were partially offset by decreases of $8.9 million in legal and professional fees, $1.3 million in credit card fees, and $1.0 million in other overhead costs. As a percentage of net sales, SG&A was 47.7% in the thirty-nine weeks ended November 2, 2025, compared to 48.7% in the prior year period.

Advertising and Marketing
Advertising and marketing expenses increased $1.9 million, or 3.1%, in the thirty-nine weeks ended November 2, 2025 compared to the prior year period. Advertising and marketing expenses were 14.1% of net sales in the thirty-nine weeks ended November 2, 2025 compared to 13.9% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.5 million, or 4.8%, in the thirty-nine weeks ended November 2, 2025 compared to the prior year period primarily driven by capital investments for new showrooms.

Interest and other income, net
Interest and other income, net was $0.6 million for the thirty-nine weeks ended November 2, 2025, compared to $2.1 million in the prior year period. The decrease in interest income was primarily the result of lower cash deposits in the Company's interest-bearing bank accounts.
Income tax benefit
Income tax benefit was $10.9 million for the thirty-nine weeks ended November 2, 2025, compared to $8.1 million in the prior year period. The change in benefit was primarily driven by a higher net loss before taxes.

Liquidity and Capital Resources
General
Our primary sources of liquidity are cash flows from operations, our current balances of cash and cash equivalents and our revolving line of credit (see “Revolving Line of Credit” below). At November 2, 2025, we had $23.7 million in cash and cash equivalents. We have pursued in the past, and may pursue in the future, additional strategies to generate capital to pursue opportunities and investments, including through issuing equity and/or debt securities. To the extent we choose to secure additional sources of liquidity through incremental equity or debt financing, there can be no assurances that we will be able to raise such financing on favorable terms, if at all, or that future financing requirements will not require us to raise money that could be dilutive to holders of our capital stock.
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
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Capital expenditures also include patents and trademarks used in the normal course of our business. Cash paid for capital expenditures was $18.7 million in the thirty-nine weeks ended November 2, 2025.
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

Condensed Statement of Cash flow Data:
	Thirty-nine weeks ended
(amounts in thousands)	November 2, 2025	November 3, 2024
Net cash used in operating activities	$(34,093)	$(5,046)
Net cash used in investing activities	(18,745)	(16,078)
Net cash used in financing activities	(7,174)	(4,221)
Net change in cash and cash equivalents	(60,012)	(25,345)
Cash and cash equivalents at the end of the period	23,722	61,691

Net cash used in operating activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash lease expense, and deferred income taxes and the effect of changes in working capital and other activities.
Net cash used in operating activities was $34.1 million in the thirty-nine weeks ended November 2, 2025, compared to $5.0 million in the prior year period. The increase was primarily attributable to working capital fluctuations, driven by inventory purchases and the timing of payments to vendors.
Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings and the acquisition of intangible assets.
For the thirty-nine weeks ended November 2, 2025, net cash used in investing activities was $18.7 million, primarily driven by one-time capital expenditures related to our new corporate office and continued investments in new showrooms. For the thirty-nine weeks ended November 3, 2024, net cash used in investing was $16.1 million, primarily driven by the continued investments in new showrooms.
Net cash used in financing activities
Financing activities consist primarily of repurchases of our common stock, taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For the thirty-nine weeks ended November 2, 2025 and November 3, 2024, net cash used in financing activities was $7.2 million and $4.2 million, respectively, mainly due to the repurchase of our common stock and taxes paid for the net share settlement of equity awards.
Revolving Line of Credit
On March 25, 2022, we amended our existing credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association ("Wells Fargo Bank"), as administrative agent. Pursuant to the amendment, the maturity date of our credit agreement was extended to March 25, 2024 and, among other things, the maximum revolver commitment was increased from $25.0 million to $40.0 million, subject to borrowing base and availability restrictions.
On March 24, 2023, we amended the credit agreement to, among other things, extend the maturity date to September 30, 2024. On July 29, 2024, we amended the credit agreement to add an uncommitted accordion feature that allows the Company, subject to certain customary conditions, to increase the size of the revolving credit facility by $10 million and, among other things, extend the maturity date of the loans made under the credit agreement from September 30, 2024 to July 29, 2029.
For additional information regarding our line of credit with Wells Fargo Bank, see Note 7. Financing Arrangements. As of November 2, 2025 and February 2, 2025, the Company’s borrowing availability under the line of credit was $36.0 million and $32.6 million, respectively, and there were no outstanding borrowings under our credit facility.

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
During the thirty-nine weeks ended November 2, 2025, we repurchased and subsequently retired 306,325 shares of common stock at a total cost of $6.0 million, including broker commissions and fees.
As of November 2, 2025, approximately $14.1 million remained available for future purchase under our share repurchase program. For additional information, see Note 8. Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of November 2, 2025, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with US GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Refer to Note 1 of our financial statements included on Form 10-K for the fiscal year ended February 2, 2025 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirty-nine weeks ended November 2, 2025.
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

Inflation

In the third quarter of fiscal 2026, we continued to see normalization of inflationary pressures in the supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 2, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended November 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2024, our board of directors authorized the repurchase of up to $40.0 million in shares of our outstanding common stock, and there is no expiration date. During the thirteen weeks ended November 2, 2025, the Company did not repurchase shares of common stock. As of November 2, 2025, approximately $14.1 million remained available for future purchases under the share repurchase program. For additional information, refer to Note 8. Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Director and Officer Trading Arrangements

No directors or officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement (each as defined in Item 408 (a) and (c) of Regulation S-K) during the thirteen weeks ended November 2, 2025.

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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: December 11, 2025		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: December 11, 2025		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)