Form 10-K
period 2026-02-01
Lovesac Co
filed 2026-04-02
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 3, 2025 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $241,847,507.
As of March 30, 2026, there were 14,617,106 shares of common stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement relating to its 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

i.

TRADEMARKS

The Lovesac Company owns or has rights to use multiple trademarks that it uses in conjunction with the operation of its business. The trademarks of The Lovesac Company, which are registered in U.S. Patent and Trademark Office, are the registered word trademarks of LOVESAC, DESIGNED FOR LIFE FURNITURE CO., DESIGNED FOR LIFE, DFL, ALWAYS FITS, FOREVER NEW, TOTAL COMFORT, THE WORLD'S MOST ADAPTABLE COUCH, SACTIONALS, LOVESOFT, SIDE, STEALTHTECH, DON'T JUST HEAR IT, FEEL IT, SACTIONALS POWER HUB, THE WORLD'S MOST VERSATILE TABLE, ANYTABLE, THE WORLD'S MOST COMFORTABLE SEAT, SACS, SAC, SUPERSAC, MOVIESAC, PILLOWSAC, CITYSAC, GAMERSAC, SQUATTOMAN, DURAFOAM, FOOTSAC, ROOM FOR TWO, REWRITING THE RULES OF COMFORT, and various registered design trademarks and registered trade dress. Solely for convenience, the Company only uses the ™ or ® symbols the first time any trademark or trade name is mentioned. Such references are not intended to indicate in any way that the Company will not assert, to the fullest extent permitted under applicable law, its rights to its trademarks and trade names. Each trademark or trade name of any other company appearing in this Annual Report on Form 10-K is, to the Company's knowledge, owned by such other company.

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

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Annual Report on Form 10-K, including in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, recession, political instability, civil unrest, armed hostilities and global conflict, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; the impact of changes or declines in consumer spending and increases in interest rates and inflation on our business, sales, results of operations and financial condition; active, pending or threatened litigation; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our cash flows, changes in the market price of our common stock, global economic and market conditions and other considerations that could impact the specific timing, price and size of repurchases under our stock repurchase program or our ability to fund any stock repurchases; our ability to improve our products and develop and launch new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure, as well as our efforts to onshore manufacturing for a portion of our Sactionals production; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; execution of our share repurchase program and its expected benefits for enhancing long-term shareholder value; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates and employees; cybersecurity and vulnerability to electronic break-ins and other similar disruptions or other system interruptions or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of changes in diplomatic and trade relations, as well as tariffs, and the countermeasures and tariff mitigation initiatives; the regulatory environment in which we operate; our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the intellectual property rights of others; any inability to implement and maintain effective internal control over financial reporting; and our ability to compete and succeed in a highly competitive and evolving industry.

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
Company Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary Designed for Life® approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals®, premium foam beanbag chairs called Sacs®, the immersive surround sound home theater system called StealthTech®, the PillowSac® Chair, the Sactionals Reclining Seat, a recently launched platform of premium seating called SnuggTM, and various accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility and design patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.
Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered for any new setting or occasion, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing primarily two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting cover options that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, angled sides and roll or swept arms. In September 2024, we launched the AnyTable®, a versatile table that seamlessly enhances any Sactionals living space, and in November 2024, we launched the Sactionals Reclining Seat, an innovation that integrates advanced reclining technology and delivers unparalleled comfort and flexibility while maintaining the sleek, sophisticated aesthetic of our Sactionals. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 91.1%, 91.4% and 91.0% of our net sales for fiscal 2026, 2025 and 2024, respectively.
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
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sac product line offers 5 different sizes ranging from 32 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. In May 2024, we launched the PillowSac Chair, an accessory that elevates the style and comfort of our existing PillowSac. In October 2025, the Company launched the PillowSac Chair Jr., which delivers the same comfort and premium materials as the PillowSac Chair, scaled for smaller spaces. Our Sacs represented 6.1%, 7.2% and 7.4% of our net sales for fiscal 2026, 2025 and 2024, respectively.

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

In May 2025, the Company launched Snugg (previously referred to as EverCouch™), a new platform of premium seating. Snugg combines the familiar shape of a sofa, loveseat, or chair with durable quality and flexible design. Similar to Lovesac’s Sactionals seating solution, Snugg includes washable fabrics, changeable covers, adaptable arm styles, and customizable fill. Snugg can be moved as a single unit like a traditional couch, or disassembled and reassembled for easier transport, providing comfortable seating and a versatile fit for a range of spaces.

Sales Channels
We offer our products through an omni-channel platform that provides a seamless and meaningful experience to our customers online and in-store. Our distribution strategy allows us to reach customers through three distinct, brand-enhancing channels.
•Showrooms. We market and sell our products through 278 showroom locations strategically situated at top tier malls, lifestyle centers, and street locations in 45 states in the U.S. We carefully select what we believe are the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-showroom sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms are designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 67.1%, 62.6% and 62.5% of total net sales for fiscal 2026, 2025 and 2024, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. Our net sales generated by this channel accounted for 27.6%, 28.8% and 28.5% of total net sales for fiscal 2026, 2025 and 2024, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, barter inventory transactions, and the Loved by Lovesac program.
◦In store and online pop-up-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are typically 10-day shows and are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. In fiscal 2026 and 2025, we operated 689 and 601 in store pop-up-shops, respectively, and 14 and 9 online pop-ups on Costco.com, respectively.
◦Shop-in-shops. Shop-in-shops are designed to be in permanent locations carrying the same digital technology of our showrooms and are also staffed with associates trained to demonstrate and sell our products. Shop-in-shops require less capital expenditure to open a productive space to drive brand awareness and touchpoint opportunities for demonstrating and selling our products. In June 2025, the Company discontinued its partnership with Best Buy, resulting in the closure of all remaining Best Buy shop-in-shop locations as of February 1, 2026. Prior to the discontinuation of the partnership, we operated 49 Best Buy shop-in-shops as of February 2, 2025.
◦Barter inventory transactions. Our barter inventory transactions with a third party vendor are part of our Circular Operations ("CO"), Designed for Life, and Environmental, Social and Governance ("ESG") initiatives. CO is a way of doing business that is meant to reduce our footprint, while dramatically extending the life of products through more looped, localized, long-term, and sustainable practices, policies, and programs. Our barter inventory arrangement permits us from time to time to repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. See Note 1. Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to the Financial Statements included in Part IV of this report for more information about our unused media credits as of February 1, 2026.
◦Loved by Lovesac. In June 2025, we launched the Loved by Lovesac program which enables customers to purchase quality-assured, revitalized open-box products through our dedicated resale platform at www.lovedbylovesac.com. All items are inspected and verified for resale prior to listing. We believe this initiative aligns with our Designed for Life philosophy and supports our commitment to sustainability by extending the lifecycle of our products and reducing environmental impact. The Company has initiated a limited launch of Loved by Lovesac, which as of February 1, 2026, is available in 29 select states nationwide.
Other net sales, which includes pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, accounted for 5.3%, 8.6% and 9.0% of total net sales for fiscal 2026, 2025 and 2024, respectively.
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

Strategy on Innovation
Innovation and test-and-learn are engrained within our Company, from product to operations to marketing and distribution. From inception, we have focused on developing unique, innovative and proprietary product platforms. We deploy a dual strategy that combines continuous research with product innovation. We are continuously expanding and introducing new extensions to these platforms to broaden the appeal, grow the addressable market of our product offerings and ultimately continue to grow and evolve with our customers’ needs. We continually evaluate new products to complement our Sactionals and Sac lines and are currently developing accessories for the tech-savvy consumer such as StealthTech Sound + Charge product line and related innovations. In fiscal year 2026, we launched a new platform of premium seating called Snugg, as well as the PillowSac Chair Jr. As we continue to grow our business and add additional showrooms in strategic locations across the United States, we seek the ability to service more customers locally with area-designated representatives who will shift their efforts between our showrooms and customers’ homes.
Increase Sales and Operating Margins
We seek to increase sales and operating margins through our premium market position and pricing strategy and omni-channel platform, which we believe will require relatively small near-term increases in fixed overhead.
•Premium Market Position and Pricing. Our products are positioned in the premium couch segment of the furniture market. We market as premium products because of our proprietary foam fillings, higher quality materials, our unique Designed For Life design philosophy, and unique Circular Operations operating philosophy, requiring a distinct level of manufacturing and service capabilities. At our price point, we offer a unique value proposition that combines both beautiful aesthetics and utility to our customers that we believe our competitors cannot offer. The difference is explained by our platform approach, where once a customer buys their first couch, the cost of expanding and adding to it over time drives more value than the traditional method of purchasing another new couch to replace the old one.
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
Supply Chain and Sourcing
We manage a global supply chain of highly vetted and qualified, third-party manufacturing partners to produce our products. Our partners operate facilities located in Vietnam, Malaysia, China, Indonesia, Taiwan, India, and the United States. We do not currently own or operate any manufacturing facilities as we believe our partners’ facilities are sufficient to meet our current demand and will be able to meet any additional demand in the future. As previously announced, we expect to invest in additional domestic manufacturing capabilities to support supply chain redundancy for our Sactional products. Additionally, we work closely with our manufacturing partners regarding product quality and manufacturing process efficiency. To mitigate the concentration risk in our supply chain, we have and continue to pursue a higher diversification of manufacturing partners, with both sourcing, tariff, and geographical advantages. We expect that our efforts to onshore our sourcing of Sactionals will be cost-neutral after the initial ramp-up occurs.
Logistics and Distribution
We are able to efficiently distribute and ship our products to our customers. Due to the unique modularity of our Sactionals products, the compact design of our Snugg and the ability to shrink our Sacs, we are able to distribute our products through nationwide express couriers and efficiently utilize warehouse space and international shipping routes. We believe our Sactionals are the only product in its category that enjoys this logistical advantage.

Seasonality
We experience seasonal fluctuations in our sales. A larger percentage of our sales occur in the fourth quarter of our fiscal year, which coincides with Black Friday (the day after Thanksgiving, when retailers typically offer holiday discounts), the holiday season and our related promotional and marketing campaigns. Our total net sales for each of the fiscal 2026 quarters in sequential order equaled 19.8%, 23.0%, 21.5% and 35.7%, respectively.
Intellectual Property
We own 52 U.S. federal trademark registrations, 303 foreign trademark registrations, and a number of U.S. and foreign trademark applications and common law trademark rights. Some of our registered U.S. trademarks include registrations for Lovesac®, Designed for Life®, DFL®, Sactionals®, SAC®, StealthTech®, Moviesac®, Squattoman®, Total Comfort®, Footsac®, The World’s Most Comfortable Seat®, and The World’s Most Adaptable Couch®. Our trademarks, if not abandoned, are scheduled to expire between calendar years 2026 and 2036.

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

We have 55 issued U.S. utility patents and 85 issued foreign utility patents, that expire between 2035 and 2043. Our Sactional technology patents include our proprietary geometric modular system and segmented bi-coupling technology. Our StealthTech technology patents include our proprietary sound and entertainment system. We have patents covering the ornamental appearance of our product lines. We also have multiple patents pending and expect to file patent applications for future innovations. We believe that our patent portfolio, combined with our innovative design approach may deter others from attempting to imitate or replicate our products.
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

Environmental Sustainability Initiatives

Delivering innovative solutions to support a sustainable, low carbon future is anchored in our guiding principles. In fiscal 2022, we established new Environmental, Social and Governance (ESG) targets to minimize our overall environmental impacts across a range of important measures, such as emission, energy use, waste, and sustainable sourcing. Each year, our internal ESG Committee, comprised of members of our leadership team, works to track and report on progress towards these ongoing commitments. By 2040, we plan to reach targets of zero waste and zero emissions across our entire value chain. We are also aiming to repurpose 1 billion plastic bottles in our products with fabrics made from recycled plastic fibers. Detailed information on these and other long-term environmental goals can be found in our fiscal year 2025 ESG Report.

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

In December 2025, we published our fifth annual Environmental, Social, and Governance (ESG) report aligned with the guidance of the Sustainability Accounting Standards Board (SASB) and the Task Force on Climate-Related Financial Disclosures (TCFD). We believe that transparently disclosing the goals and metrics pertinent to our ESG programs will grant our stakeholders continued visibility of our progress. To that end, we expect to update this report annually for consistent transparency of our evolving ESG strategy and related efforts.
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

In fiscal 2026, a majority of our workforce continued to work remotely. To support our headquarters-based associates, we ensure that our associates have the technology to support remote work and are redefining our future working environment to offer flexible working solutions. For associates supporting our showrooms, we implemented specific protocols to ensure the safety of our associates and our customers.
As of February 1, 2026, we had 917 full-time associates and 965 part-time associates, and we contracted with eighteen independent contractors.
All associates and contractors are subject to contractual agreements that specify, among other things, requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors as well as other matters.
Belonging at Lovesac
At Lovesac, we champion building meaningful relationships as we foster an inclusive culture that embraces and celebrates the individuality of everyone. We believe that when associates feel welcomed and valued, they can reach their fullest talent potential and deliver remarkable results. We believe our culture and our business is enhanced by our workforce being comprised of individuals with diverse backgrounds, perspectives, skills, and experiences that align with the needs of our business. We are an equal opportunity employer. We believe in meritocratic hiring of A players with the necessary skills and talent to move us into the next chapter and rewarding Associates for performance. In fiscal 2026, we continued to focus on the behaviors that will help mitigate bias throughout the employee experience to enable people of all identities and backgrounds to feel welcome and do their best work. We maintained our steering committee of senior leaders and an action council of associates that direct and enable our belonging initiatives. We measure the impact on our associates’ experiences through the annual Engagement Survey.
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
Government Regulation
We are subject to numerous U.S. and international trade laws and regulations, and U.S. federal, state and foreign laws and regulations covering a variety of subject matters, many of which are evolving. These laws and regulations involve matters including privacy, data use, data protection and personal information, intellectual property, anti-spam, consumer credit offerings, content protection, electronic contracts and communications (such as “do not call/mail” and text messaging requirements), consumer protection, pricing transparency and false advertising, use of artificial intelligence, Internet neutrality, product liability and labeling, ecommerce, taxation, environmental, safety, economic or other trade prohibitions, sanctions, or tariffs, anti-corruption and political law compliance, securities law compliance, and online payment services. Our compliance with these laws and regulations may be onerous and could, individually or in the aggregate, increase our cost of doing business and/or otherwise have an adverse impact on our business, reputation, financial condition, and operating results.
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
•our ability to successfully develop U.S. domestic manufacturing capabilities and achieve expected cost, capacity, and supply‑chain benefits;
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
•our ability to sustain profitability, and raise capital;
•our ability to maintain effective internal controls over financial reporting;
•the impact related to the restatement of our previously issued financial statements;

•our ability to accurately forecast our operating results and growth rate or manage our growth effectively;
•our ability to protect our trademarks, brand image, or other intellectual property rights;
•the impact of potential product recalls or product safety issues that could result in significant costs and damage to our brand;
•unfavorable changes to government regulation, including of the Internet and ecommerce; and
•failure to meet our publicly announced guidance.

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

We face numerous business risks relating to macroeconomic factors. Uncertainties in global economic conditions that are beyond our control have in the past impacted discretionary consumer spending and our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. Consumer purchases of discretionary items, including our products, generally decline during recessionary periods and other times when disposable income is lower. Factors impacting discretionary consumer spending include general economic conditions, inflation, reduction in wages and discretionary income, levels of unemployment, consumer debt, reductions in net worth based on severe market declines, residential real estate and mortgage markets, taxation, regulations and new or increased tariffs, including retaliatory tariffs, export controls, volatility of fuel and energy prices, fluctuations in interest rates or currency exchange rates, consumer confidence, closure or restricted operating conditions for businesses, political and economic uncertainty, inclement weather, natural disasters, health epidemics or pandemics and other macroeconomic factors, including geopolitical conditions and regional conflicts. Deterioration in economic conditions, increasing inflation or increasing unemployment levels may reduce the level of discretionary consumer spending and inhibit consumers’ use of credit, which may adversely affect our sales. In recessionary periods and other periods where disposable income is adversely affected, we may have to increase the number of promotional sales or otherwise dispose of inventory we have previously paid to manufacture, which could further adversely affect our financial performance. A downturn in the economic environment can also lead to financial instability, increased credit and collectability risk on our receivables, the failure of important partners, including suppliers, manufacturers, logistics providers, and other financial institutions. It is difficult to predict when or for how long any of these conditions could affect our business and a prolonged economic downturn could have a material adverse effect on our business, financial condition, operating results and prospects.
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
We also utilize non-paid advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google. We employ search engine optimization and search engine marketing strategies, and our ability to maintain and increase the number of visitors directed to our website and application is not entirely within our control. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. Furthermore, major search engines can and have shifted to artificial intelligence-generated search results, which may cause us to experience a significant decrease in traffic to our sites. Mobile “push” notifications and emails are also an important source of traffic to our sites. Regulatory changes could limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications. Further, changes in how web and mail services block, organize and prioritize email may reduce the number of prospective customers who receive or open our emails. Our use of email and other messaging services to send communications to consumers may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers, reactivate prior customers or retain our existing customers and our financial condition would suffer.
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

We believe our success has depended, and continues to depend, on the efforts and talents of Shawn Nelson, our founder, member of the Board of Directors and Chief Executive Officer; Mary Fox, our President; Keith Siegner, our Executive Vice President, Chief Financial Officer and Treasurer; and other members of our management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled associates. The market for such associates in the cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of any of our key associates, including members of our senior management team, could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. Our inability to recruit and develop mid-level managers could have similar adverse effects on our ability to execute our business plan. Moreover, we believe that a key contributor to our success and our ability to retain highly skilled personnel has been our corporate culture, which we believe fosters innovation, teamwork, and a passion for our products and consumers. If we fail to maintain the beneficial aspects of our corporate culture globally, it could adversely affect our ability to attract and retain employees, continue to perform at current levels, or execute on our business strategy.
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

We do not own or operate any manufacturing facilities and therefore depend on third-party suppliers for the manufacturing of all of our products. Moreover, a substantial portion of our business is dependent on a small number of suppliers. Sacs are currently manufactured by one manufacturer in North Carolina, which has previously experienced, and may continue to experience in the future, disruptions to its manufacturing operations. Sactionals are currently manufactured by suppliers in Vietnam, Malaysia, China, Indonesia, Taiwan, and India. If our relationship with these suppliers or the suppliers' services are disrupted, terminated or otherwise negatively impacted, we could have difficulty or incur additional costs in replacing these suppliers.

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
Our current suppliers operate manufacturing facilities located in Vietnam, Malaysia, China, Indonesia, Taiwan, and India. We are developing additional relationships with domestic manufacturing partners. Our reliance on international suppliers for the substantial majority of our products increases our risk of supply chain disruption. Events that have in the past and could in the future cause disruptions to our supply chain include but are not limited to, the imposition of additional trade laws or regulations; public health crises; the imposition of additional duties, tariffs and other charges on imports and exports; foreign currency fluctuations; theft; and restrictions on the transfer of funds. The occurrence of any of the foregoing could materially increase the cost and reduce or delay the supply of our products, which could adversely affect our business, financial condition, operating results and prospects.
Many of our imported products are subject to existing duties, tariffs, anti-dumping duties and quotas that may limit the quantity or affect the price of some types of goods that we import into the United States. The U.S. Government has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the introduction of new or increased import duties or tariffs with respect to products from a number of different countries. The U.S. has imposed or proposed the imposition of new tariffs on products imported into the U.S. from a number of countries, and could propose additional tariffs or increases to those already in place. A portion of our products have been affected by increased tariffs and may be subject to further increased tariffs. The possible implementation of a border tax or new or increased tariffs, or the uncertainty surrounding existing or invalidated tariffs and any related refund processes, could materially increase our cost of goods sold with respect to merchandise that we purchase from vendors who manufacture products outside the U.S., which could in turn require us to increase our prices and, in the event consumer demand declines as a result, negatively impact our results of operations. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our vendors seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. Customs and Border Protection or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain merchandise. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results. In addition, recent events have resulted in substantial regulatory uncertainty regarding international trade and trade policy, both in the United States and abroad. For example, in February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). To preserve its rights to recover such duties, we filed a complaint and a protective action with the U.S. Court of International Trade seeking a full refund of all tariffs paid under the invalidated IEEPA authorities, but the ultimate availability, timing and amount of any potential refunds of these tariffs remain uncertain. Following the Supreme Court decision, the U.S. Administration announced a new 15% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts. At this time we cannot reasonably estimate the total financial impact of this ruling, however it, and any additional tariffs, may materially affect our future results of operations and cash flows.
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

We may not be able to achieve expected returns from additional investments in U.S. domestic manufacturing capabilities.

We have commenced efforts to support supply chain redundancy in the United States for our Sactionals product line with goals to expand our production capabilities and de-risk our exposure to the volatile international trade landscape in a cost-neutral fashion. Our efforts to identify and on-board domestic manufacturing partners may not be successful in achieving these goals for a variety of reasons, including that labor costs in the U.S. generally exceed those of the countries from which we obtain products from our overseas manufacturing partners.

As a result, it may be difficult to find manufacturing partners in the United States with capabilities and production capacity to permit us to develop this manufacturing channel on favorable terms.

Most of our products are shipped from our suppliers by ocean vessel. If a disruption occurs in the operation of ports through which our products are imported, we may incur increased costs and suffer delays, which could have a material adverse effect on our business, financial condition, operating results and prospects.

Most of our products are shipped from our suppliers by ocean vessel. If a disruption occurs in the operation of ports through which our products are imported, for instance, as a result of port congestion, adverse weather, terrorist attack, natural disasters or climate change, we may incur increased costs related to air freight or use of alternative ports. Shipping by air is significantly more expensive than shipping by ocean and our margins could be reduced. Shipping to alternative ports could also lead to delays in receipt of our products. We rely on third-party shipping companies to deliver our products to us. Our ability to efficiently ship products to customers has been and may be in the future negatively affected by factors beyond our and the shipping companies' control, which may include labor disputes, union organizing activity, supply chain issues, the closure of such shipping companies’ offices or a reduction in operational capacity due to an economic slowdown or the inability to sufficiently ramp up operational capacity during an economic recovery or upturn, health pandemics and epidemics, political instability, military conflict, increased fuel costs and costs associated with any regulations to address climate change, and other factors affecting the shipping industry’s capacity or ability to deliver our products to us. For example, ocean freight capacity issues increased during the COVID-19 pandemic which resulted in greater demand for shipping and reduced capacity and equipment, which resulted in increases in shipping container rates. As a result, our inventory levels were adversely impacted and resulted in elevated, and sometimes lengthy, customer backorders. While the pandemic-era disruptions have largely subsided, if in the future there are transportation delays, increases on costs of shipping containers, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, as a result of pandemics or otherwise, these developments could have a material adverse effect on our business, financial condition, operating results and prospects.

Additionally, a port fee implemented by the U.S. on Chinese-operated and built vessels restricts a percentage of U.S. products from being transported on non-U.S. vessels, which could have the potential to dramatically impact shipping capacity and costs. Furthermore, retaliatory measures from China or other nations could further compound disruptions and cost increases within the global shipping industry. This fee, or other similar fees, could result in a significant increase in our shipping costs, cause inventory disruptions and have a material adverse effect on our operations and financial results.

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

Our gross margin depends, in part, on our ability to mitigate rising costs or shortages of raw materials used to manufacture our products. Raw materials used to manufacture our products are subject to availability constraints and price volatility impacted by a number of factors, including supply and demand for fabrics, steel and metal components, and electronic components, weather, government regulations, economic conditions, economic and political instability, and other unpredictable factors. In addition, our sourcing costs may fluctuate due to labor conditions, transportation or freight costs, energy prices, currency fluctuations, tariffs and trade restrictions, public health crises, or other unpredictable factors. The occurrence of any of the foregoing could increase our costs, delay or reduce the availability of our products and negatively impact our gross margin. For example, members of the U.S. Government have called for substantial changes to tax policies, including the imposition of new or increased tariffs or trade restrictions. The U.S. Government has also raised the possibility of other initiatives that may affect importation of goods including renegotiation of trade agreements with other countries and the introduction of new or increased import duties or tariffs with respect to products from a number of different countries. The U.S. has imposed or proposed the imposition of new tariffs on products imported into the U.S. from a number of countries. If maintained, these and other newly announced tariffs and the potential escalation of trade disputes could increase price and supply pressures.

Although we instituted measures to ensure our supply chain remains open to us, we have in the past, and may in the future continue to, experience raw material supply chain challenges related to suppliers negatively impacted by macroeconomic factors and shipping delays. These global supply chain challenges could continue or reoccur in the future and in turn materially adversely impact our manufacturing production and fulfillment of backlog. While we strive to maintain multiple sources for our raw materials, the impact of certain other macroeconomic conditions on raw materials and increased demand on our supply chain, could again cause additional pricing and availability pressures. Higher raw material prices and costs of sourced products could have an adverse effect on our future margins. We expect raw material prices to remain at historically high levels in many categories during fiscal 2027 due to price inflation and increased tariffs in certain raw materials and global supply chain complexities. Macroeconomic factors, such as inflation, will continue to introduce uncertainty into many markets, especially with respect to freight and labor availability. To the extent that we experience incremental costs in any of these areas, we may increase our selling prices or assess material surcharges to offset the impact. However, increases in selling prices, or surcharges, may not fully mitigate the impact of raw material cost increases which would adversely impact operating income.

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

We are required to make substantial lease payments under our leases, and any failure to make these lease payments when due would likely harm our business. In addition, many of our leases contain use restrictions that may limit our ability to introduce new products or relocation clauses that allow the landlord to move the location of our showrooms. As our leases expire, we may be unable to negotiate acceptable renewals.

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

Many of our leases contain use clauses that restrict the types of products we may offer at specific locations. These provisions may limit our operations to particular categories of merchandise or restrict us from entering the market for new rooms of furniture or offering certain types of merchandise without landlord consent, which such consent may be withheld, conditioned or delayed. If we are unable to timely obtain landlord consent to expand into new rooms or categories or modify our merchandise offerings, we may be prevented from capitalizing on new revenue opportunities, implementing strategic initiatives, or optimizing our product assortment. In addition, any required negotiations with landlords could result in increased costs, lease amendments on less favorable terms, or operational disruptions.
Many of our leases also include relocation clauses that allow the landlord to move the location of our showrooms. If any of our showrooms are relocated, there can be no assurance that the new location will experience the same levels of customer traffic or success that the prior location experienced. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close showrooms in desirable locations. We may also be unable to enter into new leases on terms acceptable to us or in desirable locations. If any of the foregoing occur, our business, sales and results of operations may be harmed.
Our business depends on effective marketing and increased customer traffic, and the failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce and our omnichannel approach for shopping.
We rely on a variety of marketing strategies to compete for customers and increase sales. If our competitors increase their spending on marketing, if our marketing is less effective than that of our competitors, or if we do not adequately leverage the technology and data analytics needed to generate concise competitive insight, our business, financial condition, operating results and prospects could be adversely affected. We use digital advertising to drive sales and traffic to our e-commerce sites. As a result, if the online market for our products does not continue to gain acceptance, a significant portion of our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased furniture through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our sites and convert them into purchasing customers online. We market our products globally through a range of advertising and promotional programs and campaigns, including social media. Customer response to our advertisements depends on merchandise assortment, availability and creative presentation, as well as the general retail sales environment, current domestic and global economic conditions and competition. If we do not successfully market our products or invest in the right campaigns or promotions for the right products at the right time, the lack of success or increased costs of promotional programs could have an adverse effect on our business, financial condition, and results of operations.
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
As of February 1, 2026, we had 278 showrooms. Our growth strategy relies in part on our ability to increase our showroom base. There can be no assurance that we will succeed in opening additional showrooms. If we are unable to successfully open and operate new showrooms, it could have a material adverse effect on our business, financial condition, operating results and prospects.
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

Our disclosure controls and procedures and internal controls over financial reporting have in the past been subject to deficiencies and material weaknesses which resulted in the restatement of our financial statements, and we cannot assure you that additional material weaknesses will not arise in the future. If other material weaknesses or other deficiencies arise in the future or if our independent registered public accounting firm is unable to express an opinion or expresses a qualified or adverse opinion about the effectiveness of our internal control over financial reporting, we may be unable to accurately report our future financial results, which could cause our future financial results to be materially misstated and require additional restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements. We may also have difficulty accessing capital on favorable terms, or at all, be subject to fines, penalties or judgments, and incur reputational harm which may materially and adversely affect our business, results of operations and financial condition. Additionally, investors may lose confidence in our financial reporting and our stock price may decline as a result.

Additionally, we have in the past experienced high employee turnover in our accounting department which has resulted in significant time and expense relating to identifying, recruiting, hiring, relocating and integrating qualified individuals. High employee turnover of key personnel may deplete our institutional knowledge base, erode our competitiveness and impact our internal controls and our financial reporting. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Our failure to maintain the adequacy and effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial and other reporting obligations.

We face risks related to the restatement of our previously issued financial statements and the material weaknesses in our internal control over financial reporting.

As previously disclosed, we reached a determination to restate our financial statements as of and for the year ended January 29, 2023, and the unaudited condensed quarterly financial information for the quarterly periods ended April 30, 2023, October 30, 2022, July 31, 2022 and May 1, 2022. As a result, we voluntarily self-reported to the SEC information concerning the internal investigation of these accounting matters. As a result of self-reporting, the Company was the subject of a non-public investigation by the SEC. The Company cooperated fully with the SEC in its investigation, and on October 29, 2024, the Company agreed to a settlement to resolve the claims against it. Without admitting or denying the SEC’s allegations, we agreed to the entry of a final judgment ordering us to pay a $1.5 million civil penalty and imposing a permanent injunction against future violations of Section 17(a)(3) of the Securities Act of 1933 and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 and the associated rules thereunder. As a result of the restatements, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. Specifically, we were involved in a putative securities class action that was filed against us and certain of our current and former officers, which we have settled. We were also involved in certain putative shareholder derivative actions filed on behalf of the Company against certain of its current and former officers and directors, which have concluded. We may in the future be subject to additional litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement. We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.
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

We are also subject to numerous laws and regulations including those relating to the production, sale, marketing, labeling, content, safety and distribution of our products, anti-corruption (such as the Foreign Corrupt Practices Act), employment and occupational health and safety, and environmental, social and governance matters and reporting, among others. Compliance with these laws and regulations is costly and complex given the nature of our business, our reliance on third party suppliers in foreign countries and our exposure to the laws of those countries, and the frequent adoption of new laws and regulations. Failure to comply with such laws or regulations can subject us to criminal or civil investigations or enforcement actions, fines, penalties, injunctions or restrictions, all of which can adversely affect our business.
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
For example, we rely on trademark registrations and common law trademark rights to protect the distinctiveness of our brand. Additionally, there can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent counterfeiting or infringement of our trademarks by others. Further, the laws of certain foreign countries may not protect the use of unregistered trademarks to the same extent as do the laws of the United States. As a result, international protection of our brand image may be limited, and our right to use our trademarks outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for furniture and/or accessories in foreign countries where our products are manufactured. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries of which we are not aware. Accordingly, it may be possible for others to prevent the manufacture of our branded merchandise in certain foreign countries or the sale or exportation of our branded merchandise from certain foreign countries to the United States. If we were unable to reach a licensing arrangement with these parties, we might be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use the relevant trademarks or logos in these jurisdictions could limit our ability to manufacture our products in less costly markets or penetrate new markets in jurisdictions outside the United States. The occurrence of any of the foregoing could harm our business.

Evolving government regulations and investor expectations on environmental, social and governance factors may impose additional costs and expose us to new risks.

There is uncertainty regarding potential laws, regulations and policies related to global environmental sustainability matters, climate change laws and regulations, including disclosure obligations and reporting on such matters. Changes in the legal or regulatory environment affecting ESG and sustainability disclosure, responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased compliance costs for us and our business partners, all of which may negatively impact our results of operations, financial condition and cash flows. The expectations related to ESG and sustainability matters are rapidly evolving, and from time to time, we announce certain initiatives and goals, related to these matters. We could fail, or be perceived to fail to act responsibly, in our efforts, or we could fail in accurately reporting our progress on such initiatives and goals.
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
We provide a lifetime warranty on the hard insert pieces of our Sactionals and the soft insert pieces of our Sacs and a limited warranty on our StealthTech components and covers which, if deficient, could lead to warranty claims. The Company maintains a reserve for warranty claims. However, there can be no assurance that our reserve for warranty claims will be adequate or additional warranty reserves will not be required due to failures in the technology in our StealthTech components or reduced warranty reserves may be required. Material warranty claims could, among other things, harm our reputation and damage our brand, cause us to incur significant repair and/or replacement costs, and have a material adverse effect on our business, financial condition, operating results and prospects.
Product recalls and other claims could affect our financial position and results of operations.
As a retailer of consumer products, we could be required to repurchase or recall one or more of our products if they are found to not meet quality or safety standards or be defective. A repurchase or recall of our products could be costly to us and could damage the reputation of our brands. If we were required to remove, or voluntarily remove our products from the market, our reputation could be impaired and our ability to sell affected inventory could be challenged. As a result, product recalls could have a material adverse effect on our business, results of operations and financial condition.
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
Our insurance coverage may be insufficient to cover litigation or other claims asserted against us, which could have a material adverse effect on our business, financial condition and results of operation.
We are subject to the risk of litigation from time to time, including relating to claims involving the federal and state securities laws, product liability claims, wage and hour claims, and pricing-related claims. Our insurance coverage may be insufficient to fully cover any such claims that may be asserted against us. Certain types of claims may not be covered by our insurance policies, may be subject to significant exclusions or limitations, or may exceed applicable policy limits, potentially exposing us to substantial cash exposure upon settlement or judgment. In addition, our insurers may deny coverage for certain claims, assert that exclusions apply, or become insolvent or otherwise unable to satisfy their coverage obligations. We may also be required to incur substantial deductibles or self-insured retentions before insurance coverage applies. Even where insurance coverage is available, we may incur significant legal fees and other costs in defending claims that are not fully reimbursed by insurance. If we are required to pay substantial amounts in connection with litigation or other claims that are not covered by insurance, or that exceed our coverage limits, such payments could materially and adversely affect our business, financial condition, cash flows, and results of operations.

Furthermore, we may be unable to obtain certain types or levels of commercial insurance at acceptable rates or on commercially reasonable terms, and in some cases coverage may be unavailable entirely. As a result, we may elect to self‑insure for certain exposures, and if we experience a significant loss that exceeds our insurance coverage or our self‑insurance reserves, our expenses could increase and our business, financial condition, and operating results could be materially adversely affected.
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
In June 2024, our Board of Directors approved a share repurchase program. As of February 1, 2026, $14.1 million remained available for future purchases under the share repurchase program. In March 2026, subsequent to the end of the fiscal period, our Board of Directors authorized the repurchase of an additional $40.0 million of our outstanding common stock under the share repurchase program. As a result, total remaining availability under the share repurchase program increased to $54.1 million. Our share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase shares at favorable prices or at all. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, reduce the market liquidity for our stock and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes. The actual timing, number and value of shares repurchased will depend on various factors, including the market price of our common stock, trading volume, general market conditions and other corporate and economic considerations.
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

Actions of activist stockholders could be costly and time-consuming, divert management’s attention and resources, and have an adverse effect on our business.

Activist stockholders could take actions that could be costly and time-consuming to us, disrupt our operations, and divert the attention of our board of directors, management, and employees, such as public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. If an activist campaign were to be launched against us, we may retain legal, financial and communications advisers, the costs of which could be significant and negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist stockholder initiatives could result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees or other partners, and cause our stock price to experience periods of volatility or stagnation.
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

The Company is committed to protecting its information system and data from cyber threats. We utilize third party technical tools to control system access and filter, restrict and regulate content that may pose a material risk to the Company. Employees are required to use multi-factor authentication to access Company systems and undergo annual security training. Management is responsible for identifying, monitoring and mitigating the material risks facing the Company, including cybersecurity risks. Management provides regular reports to the Board to review our top risks, identify trends and help manage risk.

Our cybersecurity risk management and strategy is overseen by our Chief Technology and Digital Transformation Officer as well as other members of the senior leadership team at Lovesac. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents and report to the Board on any appropriate items. Our Chief Technology and Digital Transformation Officer has over 25 years of experience managing information technology and cybersecurity matters and is responsible for assessing and managing these cybersecurity risks. Team members who support our information security program have relevant educational and industry experience.

Cybersecurity Governance

Cybersecurity is an important part of our risk management and an area of focus for our Board and management. Our Board of Directors is responsible for the risk oversight of the Company, including cybersecurity risks. The Board receives updates on a quarterly basis from senior management, including leaders from our Information Technology and Security, Risk Management, Finance, and Legal teams and our Chief Technology and Digital Transformation Officer regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. The Audit Committee of the Company’s Board of Directors oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Board of Directors, as a whole and at the Audit Committee level, oversee the most significant risks facing the Company and our processes to identify, prioritize, assess, manage and mitigate those risks.

The Audit Committee, which is comprised solely of independent directors, has been designated by our Board to oversee cybersecurity risk. The Audit Committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in the Company’s disclosure controls and procedures. The Audit Committee receives reports, briefings and presentations from senior management, including our Chief Technology and Digital Transformation Officer, at periodic committee meetings, including, more in-depth presentations on specific areas of risk and regular enterprise risk management updates.

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

Item 2. Properties.
Our primary offices are located in Stamford, Connecticut, where we occupy 28,000 square feet of office space pursuant to a lease agreement that expires in March 2040, and in Saint George, Utah, where we occupy 10,696 square feet of office space pursuant to a lease agreement that expires September 2031. We also lease retail space for our showrooms, in 278 locations throughout the majority of the U.S. states including Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and the District of Columbia.

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
Holders
As of March 30, 2026, there were 109 holders of record of our common stock. Because shares of our common stock are held by depositories, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of record holders.
Issuer Purchases of Equity Securities
In June 2024, our board of directors authorized the repurchase of up to $40.0 million in shares of our outstanding common stock. During the thirteen weeks ended February 1, 2026, the Company did not repurchase shares of common stock. As of February 1, 2026, $14.1 million remained available for future purchases under the current share repurchase program.
On March 26, 2026, subsequent to the end of the fiscal period, our board of directors authorized the repurchase of an additional $40.0 million of our outstanding common stock under the share repurchase program. As a result, total remaining availability under the share repurchase program increased to $54.1 million.
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
The following graph compares the cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the Russell 2000 and the S&P 500 from January 31, 2021 through February 1, 2026. The graph assumes a $100 investment in each of our common stock, the Russell 2000 and the S&P 500 on January 31, 2021. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Common Stock.

	January 31, 2021	January 30, 2022	January 29, 2023	February 4, 2024	February 2, 2025	February 1, 2026
The Lovesac Company common stock	100.00	89.39	45.93	40.71	45.21	23.56
Russell 2000	100.00	95.87	94.44	98.53	116.41	134.81
S&P 500	100.00	121.00	112.98	139.92	172.78	201.03
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

We operate on a 52- or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. Fiscal years 2026 and 2025 consisted of 52 weeks, and fiscal year 2024 consisted of 53 weeks.
Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary Designed for Life® approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals®, premium foam beanbag chairs called Sacs®, the immersive surround sound home theater system called StealthTech®, the PillowSac® Chair, the Sactionals Reclining Seat, a recently launched platform of premium seating called SnuggTM, and various accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility and design patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.

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
New Customer
We define a customer as new when the customer has completed a transaction at Lovesac either at a showroom or internet channel only for the first time. Repeat customers accounted for approximately 50.4% of all transactions in fiscal 2026 compared to 46.8% in fiscal 2025. We expect a healthy mix between new and repeat customers in our transaction mix as we spend on acquiring new customers.
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
We are pursuing initiatives to increase domestic manufacturing of Sactional (or certain products) as part of our broader supply chain strategy. These efforts are intended to enhance supply chain reliability, mitigate tariff and logistics risks, and improve operational efficiency through automation and reduced transportation distances. Implementation is expected to occur in phases and requires upfront investment and operational execution. The ultimate impact on our cost structure and operating results will depend on a number of factors, and there can be no assurance that anticipated benefits will be realized.
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

Basis of Presentation and Results of Operations
The following discussion provides an analysis of the Company’s financial condition and results of operations from management's perspective and should be read in conjunction with the financial statements and related notes included in this report. The discussion in this Form 10-K generally focuses on fiscal 2026 compared to fiscal 2025. A discussion of our results of operations and changes in financial condition for fiscal 2025 compared to fiscal 2024 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2025 Annual Report on Form 10-K.
Results of Operations
The following table summarizes key components of our results of operations for fiscal 2026, 2025, and 2024:

	2026	2025	2024	2026	2025	2024
	(In thousands)			(Percentage of net sales)
Net sales
Showrooms	$468,007	$425,863	$437,394	67.1%	62.6%	62.5%
Internet	192,349	196,313	199,778	27.6%	28.8%	28.5%
Other	36,759	58,452	63,093	5.3%	8.6%	9.0%
Total net sales	697,115	680,628	700,265	100.0%	100.0%	100.0%
Cost of merchandise sold	303,900	282,793	299,222	43.6%	41.5%	42.7%
Gross profit	393,215	397,835	401,043	56.4%	58.5%	57.3%
Operating expenses:
Selling, general and administrative expenses	283,987	281,450	264,314	40.7%	41.4%	37.7%
Advertising and marketing	88,659	88,027	94,050	12.7%	12.9%	13.4%
Depreciation and amortization	15,206	14,710	12,603	2.2%	2.2%	1.8%
Total operating expenses	387,852	384,187	370,967	55.6%	56.5%	52.9%
Operating income	5,363	13,648	30,076	0.8%	2.0%	4.4%
Interest and other income, net	1,302	2,801	1,747	0.2%	0.4%	0.2%
Net income before taxes	6,665	16,449	31,823	1.0%	2.4%	4.6%
Income tax expense	2,600	4,893	7,962	0.4%	0.7%	1.1%
Net income	$4,065	$11,556	$23,861	0.6%	1.7%	3.5%

Other Operational Data
Our recent showroom growth is summarized in the following table:

Showroom Count:	2026	2025
Showrooms open at beginning of period	257	230
Showrooms opened	28	39
Showrooms closed	(7)	(12)
Showrooms open at end of period(1)	278	257
Showroom remodels	2	—
(1) During the second quarter of fiscal 2026, the Company made the decision to repurpose its 2 mobile concierges for marketing related activity and they are included in the showrooms closed within fiscal 2026. During the fourth quarter of fiscal 2026, the Company also closed its last remaining kiosk. Showrooms open as of fiscal 2025 include 1 kiosk and 2 mobile concierges.
Fiscal 2026 Compared to Fiscal 2025

Net sales
Net sales increased $16.5 million, or 2.4%, in fiscal 2026 compared to fiscal 2025 driven by new showroom openings and an increase of 0.5% in omni-channel comparable net sales. In fiscal 2026, the number of repeat customers increased by 8.8%, partially offset by a 5.6% decline in new customers. In the prior year, the number of repeat and new customers increased by 15.6% and 1.4%, respectively.
Showroom net sales increased $42.1 million, or 9.9% in fiscal 2026 compared to fiscal 2025.
Internet sales (sales made directly to customers through our ecommerce channel) decreased $4.0 million, or 2.0%, in fiscal 2026 compared to fiscal 2025.
Other sales, which include pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, decreased $21.7 million, or 37.1% in fiscal 2026 compared to fiscal 2025. The decrease was primarily attributable to the Company’s decision not to engage in any barter transactions during the current period, and the closure of the Company's Best Buy shop-in-shop locations as a result of the discontinuation of its partnership with Best Buy.
Gross profit
Gross profit decreased $4.6 million, or 1.2%, in fiscal 2026 compared to fiscal 2025. Gross margin decreased 210 basis points to 56.4% of net sales in fiscal 2026 from 58.5% of net sales in fiscal 2025. The decrease was primarily driven by increases of 180 basis points in inbound transportation and tariff costs and 40 basis points in outbound transportation and warehousing costs, partially offset by an increase of 10 basis points in product margin driven by price increases, cost reduction initiatives and concessions from our vendors in response to changes in the tariff environment, partially offset by higher promotional discounting.
Selling, general and administrative expenses
SG&A expenses increased $2.5 million, or 0.9%, in fiscal 2026 compared to fiscal 2025. The increase was primarily related to increases of $14.8 million in payroll, due to higher incentive compensation and an out-of-period $1.6 million expense pertaining to prior periods employee benefits, $1.8 million in rent, $1.5 million in impairment charges related to the Best Buy partnership discontinuation, and $1.6 million in other overhead costs. These increases were partially offset by decreases of $12.9 million in legal and professional fees, $2.4 million in equity-based compensation, and $1.9 million in credit card fees. As a percentage of net sales, SG&A was 40.7% in fiscal 2026, compared to 41.4% in fiscal 2025.
Advertising and marketing expenses
Advertising and marketing expenses increased $0.6 million, or 0.7%, in fiscal 2026 compared to fiscal 2025. Advertising and marketing expenses were 12.7% and 12.9% of net sales in fiscal 2026 and 2025, respectively.

Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.5 million, or 3.4%, in fiscal 2026 compared to fiscal 2025, primarily driven by capital investments for new showrooms.
Interest and other income, net
Interest and other income, net was $1.3 million in fiscal 2026 compared to $2.8 million in fiscal 2025. The decrease in interest income was primarily the result of lower cash deposits in the Company's interest-bearing bank accounts.
Income tax expense
Income tax expense was $2.6 million in fiscal 2026 compared to $4.9 million in fiscal 2025. The decrease is primarily driven by lower net income before taxes, partially offset by an increase in the effective tax rate.
Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. At February 1, 2026, we had $101.9 million in cash and cash equivalents. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. We periodically use cash to repurchase shares of our common stock under our share repurchase program. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, customer deposits, and other current liabilities. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. Our long-term cash needs will depend on, among other things, our profitability and our ability to manage working capital requirements, and if needed, our ability to identify and secure other potential sources to fund future working capital needs and meet capital expenditure requirements.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Cash paid for capital expenditures was $24.0 million in fiscal 2026. Capital expenditures are projected to be in the range of $19.0 million to $25.0 million for fiscal 2027.
Leases
The majority of our operating leases relate to company showrooms. We also lease our corporate facilities. At February 1, 2026, we had aggregate lease obligations of $238.2 million, with $35.2 million payable within 12 months. See Note 6, “Leases” of the Notes to Financial Statements for further discussion of our operating leases.

Cash Flow Analysis
The following table summarizes operating, investing, and financing activities for fiscal 2026, 2025, and 2024:

in thousands	2026	2025	2024
Net cash provided by operating activities	$49,328	$38,977	$76,441
Net cash used in investing activities	(24,020)	(21,517)	(29,211)
Net cash used in financing activities	(7,189)	(20,762)	(3,727)
Net change in cash and cash equivalents	18,119	(3,302)	43,503
Cash and cash equivalents at end of period	$101,853	$83,734	$87,036
Net cash provided by operating activities
Net cash provided by operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity based compensation, non-cash lease expense, and deferred income taxes, and the effect of changes in working capital and other activities.
Net cash provided by operating activities was $49.3 million in fiscal 2026 compared to $39.0 million in the prior fiscal year. The increase was primarily driven by favorable working capital fluctuations, particularly from inventory management.
Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings and the acquisition of intangible assets.
Net cash used in investing activities was $24.0 million in fiscal 2026, primarily driven by one-time capital expenditures related to our new corporate office and continued investments in new showrooms. For fiscal 2025, net cash used in investing was $21.5 million, primarily driven by the continued investments in new showrooms.
Net cash used in financing activities
Financing activities consist primarily of repurchases of our common stock, taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For fiscal 2026 and 2025, net cash used in financing activities was $7.2 million and $20.8 million, respectively, mainly due to the repurchase of our common stock and taxes paid for the net share settlement of equity awards.
Revolving Line of Credit
We are party to a credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association ("Wells Fargo Bank"), as administrative agent, that matures July 29, 2029. The maximum revolver commitment is $40.0 million, subject to borrowing base and availability restrictions, and also includes an uncommitted accordion feature that allows the Company, subject to certain customary conditions, to increase the size of the revolving credit facility by $10.0 million. Our credit agreement includes a $1,000,000 sublimit for the issuance of letters of credit and a $4,000,000 sublimit for swing line loans.
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
For additional information regarding our line of credit with Wells Fargo Bank, see Note 8. Financing Arrangements in the Notes to the Financial Statements included in Part IV of this report. As of February 1, 2026 and February 2, 2025, the Company’s borrowing availability under the line of credit was $36.0 million and $32.6 million, respectively, and there were no outstanding borrowings under our credit facility.

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
During fiscal 2026 and 2025, we repurchased $6.0 million and $19.9 million, respectively, of shares of our common stock pursuant to the share repurchase program. As of February 1, 2026, we had $14.1 million available to repurchase shares pursuant to the share repurchase program. For additional information, see Note 9. Stockholders' Equity in the Notes to the Financial Statements included in Part IV of this report.
Critical Accounting Policies and Estimates
The management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with US GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and requires us to make significant estimates and assumptions. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions and conditions. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, and other various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. We continue to monitor the effects of global macroeconomic and geopolitical uncertainty, general market, political and economic conditions.
All of our significant accounting policies are outlined in Note 1. Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to the Financial Statements included in Part IV of this report. There have been no material changes to the significant accounting policies during fiscal 2026.
Barter Arrangements
The Company has a bartering arrangement with a third-party vendor. The Company has the option to repurpose open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. Barter transactions with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up in our warehouse. Fair value is estimated using various considerations, including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on forecasted media spend subject to media credits under the barter arrangement. Projecting marketing spend requires estimating such factors as sales growth, inflation, overall economics of the retail industry, and changes in marketing trends, and are therefore subject to variability and difficult to predict, among other things. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. The Company did not recognize any barter sales in exchange for media credits in fiscal 2026. For fiscal 2025 and 2024, the Company recognized $9.0 million and $12.3 million, respectively, of barter sales in exchange for media credits. The Company had $32.6 million and $36.7 million of unused media credits as of February 1, 2026, and February 2, 2025, respectively, and did not recognize any impairment.
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

In June 2025, the Company initiated a cost-reduction plan that included the termination of its partnership with Best Buy. As part of this plan, the Company executed the wind down of its Best Buy shop-in-shop locations (the "Exit"), with closures and related workforce reductions. This process was completed during the fourth quarter of fiscal 2026. As a result of the Exit, the Company assessed the recoverability of long-lived assets associated with the affected locations. For fiscal 2026, the Company recorded an impairment charge of $1.5 million related to property and equipment at the shop-in-shop locations. For additional information, see Note 2. Property and Equipment, net in the Notes to the Financial Statements included in Part IV of this report.
In fiscal 2025 and 2024, the Company did not recognize any impairment charges for any long-lived assets.
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
Operating Leases
The Company determines if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to company showrooms. We also lease our corporate facilities. These operating leases expire at various dates through fiscal 2040. Showroom leases may include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
Inflation
In fiscal 2026, we continued to see normalization of inflationary pressures in the supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 8. Financial Statements and Supplementary Data.
The Company’s financial statements are contained in the pages beginning on F-1, which appear at the end of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of February 1, 2026.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2026. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2026. The effectiveness of our internal control over financial reporting as of February 1, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, included within this Item 9A of this Annual Report on Form 10-K.

Changes in our Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year ended February 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Lovesac Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Lovesac Company (the “Company”) as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended February 1, 2026, of the Company and our report dated April 2, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Stamford, Connecticut
April 2, 2026

Item 9B. Other Information.
Trading Arrangements
No director or officer of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement (each as defined in Item 408 (a) and (c) of Regulation S-K) during the thirteen weeks ended February 1, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The following is a list of the names, ages and backgrounds of our current executive officers as of April 2, 2026:

Name	Age	Present Position	Business Experience
Shawn Nelson	49	Chief Executive Officer and Director	Shawn Nelson founded Lovesac in 1998 and is currently serving as Chief Executive Officer of the Company and as a member of the Board of Directors. Mr. Nelson is the lead designer of the Company's patented products and leads sourcing, creative, design, public relations, investor relations and culture. In 2005, Mr. Nelson won Richard Branson's "The Rebel Billionaire" on Fox and continues to participate in ongoing TV appearances. Mr. Nelson has a Master's Degree in Strategic Design and Management and is a former graduate-level instructor at Parsons, The New School for Design in New York City. Mr. Nelson is also fluent in Mandarin.
Mary Fox	53	President
Mary Fox served as the President of Lovesac since November 2021. Previously, she served as General Manager for North America Consumer Products at BIC from 2018 to November 2021. Prior to joining BIC, she spent six years at L’Oréal in various roles within Ecommerce, New Business Development, and Business Transformation in the United States. Before L’Oréal, Ms. Fox held several senior leadership positions at Walmart in both the United States and International divisions. During her time as SVP Global Sourcing at Walmart, Ms. Fox co-founded the Sustainable Apparel Coalition in 2009 with Patagonia, which is now the leading global apparel, footwear, and textile coalition focused on sustainable production. Since 2023, Ms. Fox is a director of AF Ventures, a venture capital fund investing in high growth consumer products. She also served as a director of AF Acquisition Corp., a special purpose acquisition company targeting the better-for-you food and beverage, health and wellness, beauty, personal care and pet industries, from 2021 to 2023. She also served on the Board of Directors of The Lovesac Company from February 2020 to November 2021. Ms. Fox graduated from Coventry University in the United Kingdom and holds a degree in manufacturing engineering and business studies.

Keith Siegner	51	Executive Vice President, Chief Financial Officer and Treasurer
Keith Siegner served as Executive Vice President, Chief Financial Officer and Treasurer of The Lovesac Company since June 2023. From April 2021 to February 2023, he served as Chief Financial Officer of Vindex, LLC, a leading global esports technology and infrastructure company that was sold to Savvy Games Group in February 2023. In this role, Keith led global finance operations for Vindex and its subsidiaries, which included Esports Engine, Vindex Intelligence and Belong Gaming Arenas. Prior to joining Vindex he served as the Vice President, Investor Relations, Mergers & Acquisitions, and Treasurer at Yum! Brands (NYSE: YUM), which included leading the capital markets, global cash management, and risk finance teams, as well as several years in corporate strategy. Before YUM, Keith was a senior banking executive in equity research for over 15 years at UBS Securities, where he was Executive Director, and at Credit Suisse before that. He began his career at Arthur Andersen in the International Tax Consulting Division. Keith received Bachelor’s and Master’s accounting degrees from Wake Forest University, and is a Certified Financial Analyst Charterholder and a Certified Public Accountant (inactive).

We will file with the SEC a definitive proxy statement (the “2026 Proxy Statement”) pursuant to Regulation 14A for our 2026 annual meeting of stockholders within 120 days of the fiscal year ended February 1, 2026. The additional information required by this Item will appear in the 2026 Proxy Statement and is incorporated by reference herein.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the section entitled "Compensation Discussion and Analysis" in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the section entitled "Security Ownership Of Certain Beneficial Owners And Management" in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the section entitled "Certain Relationship and Related Transactions" and "Corporate Governance" in our Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the section entitled "Proposal 3: Ratification of the Appointment of Our Independent Registered Public Accounting Firm" in our Proxy Statement.

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
3. Exhibits
See the Exhibit Index.
Item 16. Form 10-K Summary.
Optional disclosure not included in this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Date Filed
2.1	Assignment and Assumption Agreement	S-1	2.1	4/20/2018
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	6/7/2021
3.2	Amended and Restated Bylaws	8-K	3.2	12/1/2023
4.5	Description of the Company’s securities registered pursuant to Section 12 of the Exchange Act of 1934	10-K	4.5	4/11/2024
10.1†	Wells Fargo Credit Agreement	S-1	10.1	4/20/2018
10.2†	Amendment No. 6 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	10-K	10.2	3/30/2022
10.3±	Second Amended and Restated 2017 Equity Incentive Plan	10-Q	10.1	6/8/2022
10.4±	Amendment No. 1 to Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	6/2/2023
10.5±	Form of Restricted Stock Units Agreement	S-1/A	10.3	5/23/2018
10.6	Amended and Restated Registration Rights Agreement	S-1	10.5	4/20/2018
10.7±	Amended and Restated Employment Agreement dated March 23, 2023, by and between The Lovesac Company and Shawn Nelson	10-K	10.16	3/29/2023
10.8±	Employment Agreement between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.1	11/12/2021
10.9±	Offer Letter between The Lovesac Company and Mary Fox, dated September 30, 2021	8-K	10.3	11/12/2021
10.10±	Form of Stock Option Award Agreement	10-K	10.11	4/14/2021
10.11±	The Lovesac Company Annual Incentive Compensation Plan	10-Q	10.1	12/9/2021
10.12±	The Lovesac Company Director Compensation Policy, as amended, dated February 2, 2025	10-K	10.16	4/10/2025
10.13†	Amendment No. 7 to Credit Agreement between The Lovesac Company and Wells Fargo Bank, N.A.	10-K	10.22	3/29/2023
10.14±	Offer Letter between the Company and Keith Siegner, dated May 11, 2023	10-K	10.25	4/11/2024
10.15	Retailer Program Agreement between Synchrony Bank (formerly GE Capital Retail Bank) and the Company (formerly SAC Acquisition LLC), dated April 1, 2013	10-K	10.27	4/11/2024
10.16	First Amendment to Retailer Program Agreement between Synchrony Bank (formerly GE Capital Retail Bank) and the Company (formerly SAC Acquisition LLC), dated September 1, 2014	10-K	10.28	4/11/2024
10.17	Second Amendment to Retailer Program Agreement between Synchrony Bank (formerly SAC Acquisition LLC), dated May 11, 2018, and effective as of January 1, 2018	10-K	10.29	4/11/2024
10.18	Third Amendment to Retailer Program Agreement between Synchrony Bank and the Company (formerly SAC Acquisition LLC), dated March 24, 2023, and effective as of January 1, 2023	10-K	10.30	4/11/2024

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Date Filed
10.19	Fourth Amendment to Retailer Program Agreement between Synchrony Bank and the Company (formerly SAC Acquisition LLC), dated November 4, 2025, and effective as of October 1, 2025	Filed herewith.
10.20†	Eighth Amendment to Credit Agreement, dated as of September 7, 2023, by and among The Lovesac Company, Wells Fargo Bank, National Association, as agent, swing line lender and L/C issuer, and the other lenders party thereto.	10-K	10.24	4/10/2025
10.21†	Ninth Amendment to Credit Agreement, dated as of July 29, 2024, by and among The Lovesac Company, Wells Fargo Bank, National Association, as agent, swing line lender and L/C issuer, and the other lenders party thereto.	8-K	10.1	7/31/2024
10.22±	Amendment No. 2 to the Second Amended and Restated 2017 Equity Incentive Plan	8-K	10.1	6/14/2024
10.23±	Cash-Based Award Agreement	10-Q	10.1	6/12/2025
10.24±	Amended and Restated Employment Agreement, dated as of February 23, 2026, between The Lovesac Company and Keith Siegner	Filed herewith.
19.1	The Lovesac Company Insider Trading Policy, as amended September 9, 2025	Filed herewith.
21.1	List of Subsidiaries	10-K	21.1	4/14/2021
23.1	Consent of Deloitte & Touche LLP	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
97.1*	The Lovesac Dodd-Frank Clawback Policy	10-K	97.1	4/11/2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: April 2, 2026		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: April 2, 2026		Executive Vice President and Chief Financial Officer
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

/s/ Shawn Nelson	April 2, 2026
Shawn Nelson
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Keith Siegner	April 2, 2026
Keith Siegner
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Heyer	April 2, 2026
Andrew Heyer
Chairman and Director

/s/ Walter McLallen	April 2, 2026
Walter McLallen
Director

/s/ Sharon M. Leite	April 2, 2026
Sharon M. Leite
Director

/s/ Shirley Romig	April 2, 2026
Shirley Romig
Director

/s/ Alan Boehme	April 2, 2026
Alan Boehme
Director

/s/ Wan Ling Martello	April 2, 2026
Wan Ling Martello
Director

/s/ Vineet Mehra	April 2, 2026
Vineet Mehra
Director

THE LOVESAC COMPANY
FINANCIAL STATEMENTS
AS OF FEBRUARY 1, 2026 AND FEBRUARY 2, 2025 AND FOR THE YEARS ENDED FEBRUARY 1, 2026, FEBRUARY 2, 2025, AND FEBRUARY 4, 2024

THE LOVESAC COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Lovesac Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of The Lovesac Company (the "Company") as of February 1, 2026 and February 2, 2025, the related statements of operations, changes in stockholders' equity, and cash flows, for each of the three years in the period ended February 1, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2026 and February 2, 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company has a bartering arrangement with a third-party vendor, in which the Company repurposes returned open-box inventory in exchange for media credits. Barter sale transactions with commercial substance are recorded at a transaction price based on the estimated fair value of the non-cash consideration of the media credits to be received and the revenue is recognized when control of inventory is transferred, which is when the inventory is picked up from the Company’s warehouse. Fair value is estimated using various considerations including the cost of similar media advertising if transacted directly, the expected sales price of product given up in exchange for the media credits, and the expected usage of media credits prior to expiration based on a forecasted media spend subject to media credits under the barter arrangement. For the year ended February 1, 2026, the Company did not recognize any new barter sales in exchange for media credits. The Company recognizes an asset for media credits which is subsequently evaluated for impairment at each reporting period for any changes in circumstances. As of February 1, 2026, the Company had $32.6 million of unused media credits and did not recognize any impairment.
We identified the recoverability of the barter credits as a critical audit matter because of the significant estimate and assumptions management makes to determine the forecasted media spend used to evaluate the unused media credits for potential impairment. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimate of the future utilization of media credits.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the barter arrangement included the following, among others:
•We tested the effectiveness of controls over the assessment of recoverability of the barter credits
•We read the underlying barter transaction agreements
•We tested the realizability of the barter credits, as follows:
◦Compared management’s estimate of advertising costs to the actual advertising costs incurred for selected promotional campaigns subject to the barter arrangement from the third-party vendor.
◦Tested the underlying assumptions to management’s analysis to determine their ability to utilize media credits by 1) making inquiries of management related to their projected advertising and media spend that are eligible for use of the barter credits, 2) performing a lookback analysis of total marketing spend and specific marketing spend with the third party vendor, and 3) comparing the forecasts to the amounts included in the overall business forecast as communicated to the Board of Directors.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
April 2, 2026

We have served as the Company’s auditor since fiscal 2023.

THE LOVESAC COMPANY
BALANCE SHEETS

(amounts in thousands, except share and per share amounts)	February 1, 2026	February 2, 2025
Assets
Current Assets
Cash and cash equivalents	$101,853	$83,734
Trade accounts receivable, net	11,733	16,781
Merchandise inventories, net	106,317	124,333
Prepaid expenses	10,473	14,807
Other current assets	6,260	6,942
Total Current Assets	236,636	246,597
Property and equipment, net	86,400	77,990
Operating lease right-of-use assets	163,322	157,750
Goodwill	144	144
Intangible assets, net	2,373	1,586
Deferred tax asset	13,387	15,277
Other assets	32,420	32,906
Total Assets	$534,682	$532,250
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$43,736	$51,814
Accrued expenses	38,788	51,986
Payroll payable	21,936	9,501
Customer deposits	11,544	11,250
Current operating lease liabilities	24,111	22,662
Sales taxes payable	6,996	7,897
Total Current Liabilities	147,111	155,110
Operating lease liabilities, long-term	168,400	160,361
Income tax payable, long-term	464	424
Line of credit	—	—
Total Liabilities	$315,975	$315,895
Commitments and Contingencies (See Note 7)
Stockholders’ Equity
Preferred stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of February 1, 2026 and February 2, 2025.	—	—
Common stock $0.00001 par value, 40,000,000 shares authorized, 14,617,238 shares issued and outstanding as of February 1, 2026 and 14,786,934 shares issued and outstanding as of February 2, 2025.	—	—
Additional paid-in capital	194,843	190,510
Accumulated earnings	23,864	25,845
Stockholders’ Equity	218,707	216,355
Total Liabilities and Stockholders’ Equity	$534,682	$532,250
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 1, 2026, FEBRUARY 2, 2025, AND FEBRUARY 4, 2024

(amounts in thousands, except per share data and share amounts)	2026	2025	2024
Net sales	$697,115	$680,628	$700,265
Cost of merchandise sold	303,900	282,793	299,222
Gross profit	393,215	397,835	401,043
Operating expenses:
Selling, general and administrative expenses	283,987	281,450	264,314
Advertising and marketing	88,659	88,027	94,050
Depreciation and amortization	15,206	14,710	12,603
Total operating expenses	387,852	384,187	370,967
Operating income	5,363	13,648	30,076
Interest and other income, net	1,302	2,801	1,747
Net income before taxes	6,665	16,449	31,823
Income tax expense	2,600	4,893	7,962
Net income	$4,065	$11,556	$23,861

Net income per common share:
Basic	$0.28	$0.75	$1.55
Diluted	$0.28	$0.69	$1.45

Weighted average shares outstanding:
Basic	14,684,339	15,502,469	15,427,975
Diluted	14,695,579	16,791,471	16,460,383
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 1, 2026, FEBRUARY 2, 2025, AND FEBRUARY 4, 2024

	Common		Additional Paid-in Capital	Accumulated Earnings	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - January 29, 2023	15,195,698	$—	$182,554	$10,540	$193,094
Net income	—	—	—	23,861	23,861
Equity-based compensation	—	—	4,216	—	4,216
Vested restricted stock units	219,074	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(3,675)	—	(3,675)
Exercise of warrants	74,592	—	—	—	—
Balance - February 4, 2024	15,489,364	—	183,095	34,401	217,496
Net income	—	—	—	11,556	11,556
Equity-based compensation	—	—	7,945	—	7,945
Vested restricted stock units	75,283	—	—	—	—
Repurchases of common stock	(777,713)	—	—	(20,112)	(20,112)
Taxes paid for net share settlement of equity awards	—	—	(530)	—	(530)
Balance - February 2, 2025	14,786,934	—	190,510	25,845	216,355
Net income	—	—	—	4,065	4,065
Equity-based compensation	—	—	5,510	—	5,510
Vested restricted stock units	136,629	—	—	—	—
Repurchases of common stock	(306,325)	—	—	(6,046)	(6,046)
Taxes paid for net share settlement of equity awards	—	—	(1,177)	—	(1,177)
Balance - February 1, 2026	14,617,238	$—	$194,843	$23,864	$218,707
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 1, 2026, FEBRUARY 2, 2025, AND FEBRUARY 4, 2024

(amounts in thousands)	2026	2025	2024
Cash Flows from Operating Activities
Net income	$4,065	$11,556	$23,861
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property and equipment	14,887	14,292	12,174
Amortization of other intangible assets	319	418	429
Amortization of deferred financing fees	73	127	159
Net loss on disposal of property and equipment	466	140	235
Gain on lease termination	(167)	—	(131)
Impairment of long-lived assets	1,541	—	—
Equity based compensation	5,510	7,945	4,216
Non-cash lease expense	27,136	25,171	22,631
Deferred income taxes	1,890	(4,474)	(2,126)
Change in operating assets and liabilities:
Trade accounts receivable	5,048	(3,318)	(4,360)
Merchandise inventories	18,016	(25,893)	21,187
Prepaid expenses and other current assets	4,955	(6,064)	(164)
Other assets	486	(4,241)	(6,301)
Accounts payable	(8,887)	22,392	2,669
Accrued expenses and other payables	(1,467)	17,507	14,020
Operating lease liabilities	(24,877)	(19,546)	(14,007)
Customer deposits	294	2,993	1,497
Other liabilities	40	(28)	452
Net cash provided by operating activities	49,328	38,977	76,441
Cash Flows from Investing Activities
Purchase of property and equipment	(23,135)	(21,026)	(28,736)
Payments for patents and trademarks	(885)	(491)	(475)
Net cash used in investing activities	(24,020)	(21,517)	(29,211)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(1,177)	(530)	(3,675)
Repurchases of common stock	(6,000)	(19,929)	—
Proceeds from the line of credit	—	—	255
Payments on the line of credit	—	—	(255)
Payment of deferred financing costs	(12)	(303)	(52)
Net cash used in financing activities	(7,189)	(20,762)	(3,727)
Net change in cash and cash equivalents	18,119	(3,302)	43,503
Cash and cash equivalents - Beginning	83,734	87,036	43,533
Cash and cash equivalents - Ending	$101,853	$83,734	$87,036
Supplemental Cash Flow Data:
Cash paid for taxes	$9,973	$8,447	$1,810
Cash paid for interest	$122	$112	$146
Non-cash investing and financing activities:
Asset acquisitions not yet paid for at period end	$1,806	$1,240	$1,576
Leasehold improvements acquired through lease incentive	$1,824	$—	$—
Excise tax on share repurchases, accrued but not paid	$46	$183	$—
The accompanying notes are an integral part of these financial statements

THE LOVESAC COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation, and Summary of Significant Accounting Policies

Nature of Operations
The Lovesac Company (the “Company”, “we”, “us” or “our”) is a technology driven company that designs, manufactures and sells unique, high quality furniture derived through its proprietary "Designed for Life" approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. The Company markets and sells its products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms and online directly at www.lovesac.com. As of February 1, 2026, the Company operated 278 showrooms located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.

Basis of Presentation
The financial statements of the Company as of February 1, 2026 and February 2, 2025 and for the years ended February 1, 2026, February 2, 2025 and February 4, 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Fiscal Year
The Company’s fiscal year is determined on a 52/53 week basis ending on the Sunday closest to February 1. Hereinafter, fiscal years ended February 1, 2026, February 2, 2025 and February 4, 2024 are referred to as fiscal 2026, 2025 and 2024, respectively. Fiscal 2026 and 2025 were 52-week fiscal years and fiscal 2024 was a 53-week fiscal year.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates and judgments on an ongoing basis based on historical experience, expectations of future events and various other factors we believe to be reasonable under the circumstances and revise them when necessary in the period the change is determined. Actual results may differ from the original or revised estimates.

Revenue Recognition
The Company's revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.

Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $133.9 million, $116.0 million and $133.2 million in fiscal 2026, 2025 and 2024, respectively.

Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction of net sales and cost of sales on the statement of operations and an increase in inventory and customers returns liability on the balance sheet. As of February 1, 2026 and February 2, 2025, there was a returns allowance recorded on the balance sheet in the amount of $8.5 million and $9.2 million, respectively, which was included in accrued expenses, and sales returns of $1.9 million and $2.4 million, respectively, included in merchandise inventories.

In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company's balance sheet. As of February 1, 2026, and February 2, 2025, the Company recorded customer deposit liabilities in the amount of $11.5 million and $11.3 million, respectively. During fiscal 2026, 2025 and 2024, the Company recognized $11.3 million, $8.3 million and $6.8 million, respectively, related to customer deposits from fiscal 2025, 2024 and 2023, respectively.

The Company offers its products through an inventory lean omni-channel platform that provides a seamless and meaningful experience to its customers in showrooms and through the internet. The Other channel predominantly represents net sales through the use of online and in-store pop-up shops, shop-in-shops, barter inventory transactions, and the Loved by Lovesac program. In-store pop-up-shops and shop-in-shops are staffed with associates trained to demonstrate and sell our product. The following represents net sales disaggregated by channel:

(in thousands)	2026	2025	2024
Showrooms	$468,007	$425,863	$437,394
Internet	192,349	196,313	199,778
Other	36,759	58,452	63,093
Total net sales	$697,115	$680,628	$700,265

The Company has no foreign operations and its net sales to foreign countries was less than 0.01% of total net sales in fiscal 2026, 2025, and 2024.

The Company had no customers that comprise more than 10% of total net sales in fiscal 2026, 2025, or 2024. See Note 10. Segment Information for net sales disaggregated by product.

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

The Company did not recognize any barter sales in exchange for media credits in fiscal 2026. For fiscal 2025 and 2024, the Company recognized $9.0 million and $12.3 million, respectively, of barter sales in exchange for media credits. As of February 1, 2026, and February 2, 2025, the Company had $2.2 million and $5.3 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $30.4 million and $31.4 million, respectively, classified as non-current. The credits expire from January 2034 through October 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment for fiscal 2026, 2025, and 2024. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the utilization of media credits.

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

Trade Accounts Receivable, net
Trade accounts receivable are stated at their estimated realizable amount and do not bear interest for which collectability is reasonably assured. Management determines the allowance for doubtful accounts by regularly evaluating individual customer accounts, considering the customer’s financial condition, and credit history, and general and industry current economic conditions. Trade accounts receivables are evaluated for collectability on a regular basis and an allowance is recorded, if necessary. Recoveries of amounts previously written off are recorded when received. Historically, collection losses have been immaterial as a significant portion of the Company’s receivables are related to individual credit card transactions and one wholesale customer. For fiscal 2026, 2025, and 2024, the Company recognized $0.8 million, $0.4 million, and $1.0 million, respectively, related to bad debt write-offs.

Breakdown of trade accounts receivable is as follows:

(in thousands)	February 1, 2026	February 2, 2025
Credit card receivables	$9,611	$11,121
Wholesale receivables	2,054	5,660
Other receivables	68	—
Total trade accounts receivable, net	$11,733	$16,781

The Company had one wholesale customer that comprised 100% of wholesale receivables at February 1, 2026 and two wholesale customers that comprised 100% of wholesale receivable at February 2, 2025.

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

Private Label Credit Card
The Company has an agreement with Synchrony Bank (formerly GE Capital Retail Bank) (“Issuer”) to provide clients with private label credit cards (the “Retailer Program Agreement”) which was amended effective October 1, 2025 to extend the term of the agreement through March 31, 2031. Each private label credit card bears The Lovesac Company brand logo and can only be used at the Company’s Showroom locations or website. The Issuer is the sole owner of the accounts issued under the private label credit card program and absorbs the losses associated with non-payment by the private label card holders and fraudulent charges with specific requirements.
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

Gift Certificates and Merchandise Credits
The Company sells gift certificates and issues merchandise credits to its customers in the showrooms and through its website. Revenue associated with gift certificates and merchandise credits is deferred until redemption of the gift certificate and merchandise credits. The Company did not recognize any breakage revenue in fiscal 2026, 2025 or 2024 as the Company continues to honor all outstanding gift certificates.

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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identified net assets of each business acquired. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying amounts may be impaired. The Company did not recognize any goodwill impairment charges during fiscal 2026, 2025, or 2024.

Intangible Assets, net
Intangible assets with finite useful lives, including patents, trademarks, and other intangible assets are being amortized on a straight-line basis over their estimated lives of 10 years, 3 years, and 5 years, respectively. Intangible assets with finite useful lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset might not be recovered. There were no impairments during fiscal 2026, 2025, or 2024.
Intangible assets, net as of February 1, 2026 and February 2, 2025 consists of (in thousands):

	February 1, 2026				February 2, 2025
	Weighted-Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	7.9	$4,928	$(2,721)	$2,207	7.5	$3,974	$(2,459)	$1,515
Trademarks	2.4	1,813	(1,647)	166	2.0	1,661	(1,590)	71
Other intangibles	0.0	840	(840)	—	0.0	840	(840)	—
Total		$7,581	$(5,208)	$2,373		$6,475	$(4,889)	$1,586
Amortization expense was $0.3 million in fiscal 2026, and $0.4 million in fiscal 2025 and 2024.

The following table presents the future expected amortization expense as of February 1, 2026 (in thousands):

2027	$390
2028	365
2029	330
2030	283
2031	253
After	752
$2,373

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

In June 2025, the Company initiated a cost-reduction plan that included the termination of its partnership with Best Buy. As part of this plan, the Company executed the wind down of its Best Buy shop-in-shop locations, with closures and related workforce reductions. This process was completed during the fourth quarter of fiscal 2026. As a result of the Exit, the Company assessed the recoverability of long-lived assets associated with the affected locations. For fiscal 2026, the Company recorded an impairment charge of $1.5 million related to property and equipment at the shop-in-shop locations. For additional information, see Note 2. Property and Equipment, net.

In fiscal 2025 and 2024, the Company did not recognize any impairment charges associated with long-lived assets.

Product Warranty
Depending on the type of merchandise, the Company offers either a three-year limited warranty or a lifetime warranty. The Company’s warranties require it to repair or replace defective products at no cost to the customer. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The Company periodically reviews the adequacy of its recorded warranty liability. Product warranty expense, without any reserve adjustments, was approximately $2.7 million, $2.5 million, and $2.0 million in fiscal 2026, 2025, and 2024. Warranty reserve was $3.0 million and $2.4 million as of February 1, 2026 and February 2, 2025, respectively, which was included in accrued expenses.

Leases
The Company leases its office, warehouse facilities and retail showrooms under operating lease agreements which expire at various dates through March 2040. Leases with an initial term of twelve months or less are not recorded on the balance sheet and are expensed as incurred over the lease term in the Statements of Operations.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses include all operating costs, other than advertising and marketing expense and depreciation and amortization, not included in cost of merchandise sold. These expenses include all payroll and payroll-related expenses; showroom expenses, including occupancy costs related to showroom operations, such as rent and common area maintenance; occupancy and expenses related to many of our operations at our headquarters, including utilities, equity based compensation, financing related expenses; public company expenses; customer financing fees; and credit card transaction fees. Selling, general and administrative expenses as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters because a significant portion of the costs are relatively fixed.

Research and Development Expenses
Research and development costs are charged to expense in the period incurred. Research and development expense were $7.0 million, $8.4 million, and $7.7 million in fiscal 2026, 2025, and 2024, respectively.

Employee Benefit Plan
In February 2017, the Company established The Lovesac Company 401(k) Plan (the “401(k) Plan”) with elective deferrals beginning May 1, 2017. The 401(k) Plan calls for elective deferral contributions, safe harbor matching contributions and profit sharing contributions. All employees of the Company will be eligible to participate in the 401(k) Plan in the month following one (1) month of service and the employee is over age 21. Participants are able to contribute up to 100% of their eligible compensation to the 401(k) Plan subject to limitations with the IRS. Employer contributions to the 401(k) Plan for fiscal 2026, 2025, and 2024 were approximately $2.2 million, $2.1 million, and $1.6 million, respectively.

Advertising Expenses
Advertising expenses include digital, social, and traditional advertising that covers all of our business channels. All advertising costs are expensed as incurred, or upon the release of the initial advertisement. Total advertising expenses were $75.1 million, $77.4 million, and $82.3 million in fiscal 2026, 2025, and 2024, respectively.

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

Recent Accounting Pronouncements
The Company has considered all recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") and they were considered to be not applicable or the adoption of such pronouncements will not have a material impact on the financial statements.
Recent Accounting Pronouncements Adopted
Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. We adopted this ASU for fiscal 2026, on a retroactive basis. See Note 4. Income Taxes.
Recent Accounting Pronouncements Not Yet Adopted
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
Note 2. Property and Equipment, net
Property and equipment, net as of February 1, 2026 and February 2, 2025 consists of (in thousands):

	Estimated Life	February 1, 2026	February 2, 2025
Office and store furniture, and equipment	5 Years	$16,553	$15,410
Software	5 Years	1,778	3,006
Leasehold improvements	Shorter of estimated useful life or lease term	115,913	97,874
Computers	3 Years	4,634	5,747
Tools, Dies, Molds	Shorter of 5 years or purchase agreement term	3,426	1,525
Vehicles	5 Years	496	497
Construction in process	NA	1,913	6,442
Total		144,713	130,501
Accumulated depreciation and amortization		(58,313)	(52,511)
Property and equipment, net		$86,400	$77,990

Depreciation and amortization expense was $14.9 million, $14.3 million, and $12.2 million in fiscal 2026, 2025, and 2024, respectively.

In June 2025, the Company initiated a cost-reduction plan that included the termination of its partnership with Best Buy. As part of this plan, the Company executed the wind down of its Best Buy shop-in-shop locations (the "Exit"), with closures and related workforce reductions. This process was completed during the fourth quarter of fiscal 2026. As a result of the Exit, the Company assessed the recoverability of long-lived assets associated with the affected locations. For fiscal 2026, the Company recorded an impairment charge of $1.5 million related to property and equipment at the shop-in-shop locations.

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
Note 3. Accrued Expenses

The following table presents the components of accrued expenses (in thousands):

	February 1, 2026	February 2, 2025
Accrued warehouse, freight, and inventory	$15,762	$17,837
Customer return liability	9,463	10,042
Accrued income taxes	492	8,259
Accrued advertising and marketing	3,135	6,707
Warranty liability	3,035	2,391
Other accrued expenses(1)	6,901	6,750
Total Accrued Expenses	$38,788	$51,986
(1) Other accrued expenses consists primarily of professional fees, credit card fees, tax contingencies, rent, property and equipment, and other operating costs.

Note 4. Income Taxes

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the statements of operations for fiscal 2026, 2025, and 2024 are set forth below (in thousands):

	2026	2025	2024
Current taxes:
U.S. federal	$(212)	$6,767	$6,898
State and local	922	2,600	3,190
Total current tax expense	$710	$9,367	$10,088

Deferred taxes:
U.S. federal	$2,106	$(3,498)	$(1,238)
State and local	(216)	(976)	(888)
Total deferred tax (benefit) expense	1,890	(4,474)	(2,126)
Total income tax expense	$2,600	$4,893	$7,962

A reconciliation of income taxes at the federal statutory corporate rate to the effective rate for fiscal 2026, 2025, and 2024 after the adoption of ASU 2023-09 is as follows (dollar amounts in thousands):

	2026		2025		2024
U.S. Federal tax at statutory rate	$1,399	21.0%	$3,454	21.0%	$6,683	21.0%
State and local income taxes, net of federal effect(1)	512	7.7%	1,078	6.6%	1,632	5.1%
Tax Credits:
R&D Tax Credit	(233)	(3.5)%	(353)	(2.2)%	(1,131)	(3.6)%
Non-taxable or non-deductible items:
Section 162(m) Limit on Compensation	262	3.9%	—	—%	149	0.5%
Share-based compensation	577	8.7%	442	2.7%	81	0.3%
Penalties	10	0.1%	316	1.9%	8	—%
Meals and Entertainment	21	0.3%	30	0.2%	24	0.1%
Changes in unrecognized tax benefits	75	1.1%	(38)	(0.2)%	452	1.4%
Other	(23)	(0.3)%	(36)	(0.2)%	64	0.2%
Total income tax expense	$2,600	39.0%	$4,893	29.7%	$7,962	25.0%
(1) The following states make up the majority of the tax effect in this category: Fiscal 2026—California, Florida, Maryland, Virginia, Illinois, Pennsylvania, New Jersey, and New York; Fiscal 2025—California, New Jersey, Pennsylvania, Illinois, Florida, New York, and Maryland; Fiscal 2024—California, New Jersey, Illinois, Pennsylvania, Florida, Maryland, and New York.
The following table presents income taxes paid, net of refunds received, disaggregated by jurisdiction (in thousands):

Jurisdiction	2026	2025	2024
U.S. Federal	$7,343	$6,000	$1,108
States	2,630	2,447	702
Total	$9,973	$8,447	$1,810
Significant components of the Company's deferred tax assets are as follows (in thousands):

	February 1, 2026	February 2, 2025
Deferred Income Tax Assets
Federal net operating loss carryforward	$2,252	$—
State net operating loss carryforward	334	286
Research and development credit carryforward	181	—
Intangible assets	433	467
Accrued liabilities	3,457	4,043
Equity-based compensation	2,863	3,122
Merchandise inventories	5,621	4,534
Charitable contributions	13	—
Research and development capitalization	2,091	4,183
Operating lease liabilities	49,573	46,994
Total Deferred Income Tax Assets	66,818	63,629
Deferred Income Tax Liabilities
Operating lease right of use asset	(42,057)	(40,505)
Property and equipment	(11,374)	(7,847)
Total Deferred Tax Liabilities	(53,431)	(48,352)
Net Deferred Income Tax Asset	$13,387	$15,277

At February 1, 2026, the Company had $10.7 million of net operating loss carryforwards available for federal income tax purposes. At February 2, 2025, the Company did not have any net operating loss carryforwards available for federal income tax purposes. The Company has approximately $6.4 million and $4.8 million of state net operating loss carryforwards as of February 1, 2026 and February 2, 2025, respectively. The state net operating losses expire at various times between 2032 and 2040. The statute of limitations has expired for all tax years prior to 2022 for federal and state tax purposes. However, the net operating losses generated on the Company's federal and state tax returns in prior years may be subject to adjustments by the federal and state tax authorities.
As of February 1, 2026 and February 2, 2025, the Company did not record a valuation allowance against its net deferred tax assets, due to its assessment and conclusion that it is more likely than not that it would realize its net deferred tax assets.

A reconciliation of beginning and ending amounts of unrecognized tax benefits for fiscal 2026, 2025, and 2024 is as follows:

	2026	2025	2024

Gross unrecognized tax benefit, beginning of period	$375	$452	$—
Additions based on tax positions related to the current year	45	65	177
Additions related to tax positions in prior year	1	—	275
Settlements related to tax positions in a prior period	—	—	—
Decreases based on tax positions in a prior period	—	(142)	—
Gross unrecognized tax benefit, end of period	$421	$375	$452

The Company recognizes only those tax positions that meet the more-likely-than-not recognition threshold and establishes tax reserves for uncertain tax positions that do not meet this threshold. As of February 1, 2026 and February 2, 2025, the Company had unrecognized tax benefits of $0.4 million at each reporting date. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. We had no material interest or penalties during fiscal 2026, 2025, and 2024. To the extent these unrecognized tax benefits are ultimately recognized, approximately $0.4 million will impact the Company’s effective tax rate. Our policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the statements of operations.

The Internal Revenue Service (IRS) has concluded the audit of the Company's fiscal 2019 federal income tax return as of February 4, 2024. During fiscal 2025, the Company filed amended federal and state income tax returns for fiscal 2022 and 2023 as a result of the IRS audit settlement. The amended returns did not have a material impact to the financial statements.

For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. For fiscal 2025 and 2024, due to the capitalization of research and development expenditures, the Company’s current federal taxable income increased by approximately $7.5 million and $9.0 million, respectively, with a corresponding increase in the Company’s deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes various changes to U.S. federal income tax law, including extensions of several expiring provisions from the Tax Cuts and Jobs Act of 2017. The OBBBA has multiple effective dates, with certain provisions effective in 2025. The OBBBA did not have a material impact on the Company’s effective tax rate for year ended February 1, 2026. The Company will continue to evaluate the impact of the new legislation on its consolidated financial statements as additional guidance is issued.

Note 5. Basic and Diluted Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share for fiscal 2026, 2025, and 2024:

(amounts in thousands, except per share data and share amounts)	2026	2025	2024
Net income	$4,065	$11,556	$23,861

Weighted-average number of common shares outstanding, basic	14,684,339	15,502,469	15,427,975
Effect of dilutive securities(1)(2)	11,240	1,289,002	1,032,408
Weighted-average number of common shares outstanding, diluted	14,695,579	16,791,471	16,460,383

Basic net income per share	$0.28	$0.75	$1.55
Diluted net income per share	$0.28	$0.69	$1.45
(1) The effect of dilutive securities includes unvested restricted stock units, stock options and warrants. During fiscal 2024, all remaining outstanding warrants were exercised. For fiscal 2026, the effects of 385,285 stock options outstanding, which would have been anti-dilutive, were excluded from the computation of diluted net income per share. For fiscal 2025 and 2024, the effects of 495,366 stock options outstanding, which would have been anti-dilutive, were excluded from the computation of diluted net income per share.
(2) The Company prospectively corrected the diluted earnings per share calculation. The impact to previous years was not material.

Note 6. Leases
Components of lease expense were as follows (in thousands):

	2026	2025	2024
Operating lease expense	$37,629	$34,469	$30,305
Variable and short term lease expense	5,877	7,465	13,290
Total lease expense	$43,506	$41,934	$43,595
Variable lease expense includes percentage rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During fiscal 2026, 2025, and 2024, we did not recognize any impairment charges associated with showroom-level right-of-use assets.

Future minimum lease payments under non-cancelable leases as of February 1, 2026 were as follows (in thousands):

2027	$35,232
2028	36,770
2029	33,588
2030	31,690
2031	26,436
Thereafter	74,481
Total undiscounted future minimum lease payments	238,197
Less: imputed interest	(45,686)
Total present value of lease obligations	192,511
Less: current operating lease liability	(24,111)
Operating lease liability- long term	$168,400

Supplemental cash flow information related to our operating leases is as follows (in thousands):

	2026	2025	2024
Operating cash flow information:
Amounts paid on operating lease liabilities	$39,043	$34,651	$29,748
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$28,840	$22,639	$42,064
Weighted average remaining lease term - operating leases	6.9 years	6.9 years	7.5 years
Weighted average discount rate - operating leases	5.59%	5.23%	4.97%

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

As of February 1, 2026 and February 2, 2025, the Company’s borrowing availability under the line of credit with Wells was $36.0 million and $32.6 million, respectively, there were no borrowings outstanding on this line of credit, and the Company was in compliance with required covenants.

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
Performance-Based Restricted Stock Units

Performance-based restricted stock units ("PSU awards") granted under the 2017 Equity Plan are generally subject to both a service-based vesting condition and a performance-based vesting condition. PSU awards will vest upon the achievement of specified performance targets established at the beginning of the performance period and subject to continued service through the applicable vesting date. The stock-based compensation expense relating to PSU awards is recognized over the requisite service period when it is probable that the performance condition will be satisfied.

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

The following table summarizes the Company's PSU awards activity during fiscal 2026:

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2025	960,055	$23.94
Granted	330,314	19.87
Forfeited	(212,395)	27.26
Vested	(30,980)	21.56
Unvested at February 1, 2026	1,046,994	$22.05
During fiscal 2025 and 2024, 606,063 and 657,494 PSU awards were granted with a weighted-average grant date fair value of $21.28 and $26.38, respectively. During fiscal 2026, 2025, and 2024, the total fair value of PSU awards vested was $0.7 million, less than $0.1 million, and $6.6 million, respectively.
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
The following table summarizes the Company's RSU awards activity during fiscal 2026:

	Number of shares	Weighted average grant date fair value
Unvested at February 2, 2025	328,947	$24.96
Granted	383,904	19.35
Forfeited	(43,867)	20.79
Vested	(164,496)	27.06
Unvested at February 1, 2026	504,488	$20.37
During fiscal 2025 and 2024, 241,571 and 179,184 RSU awards were granted with a weighted-average grant date fair value of $21.93 and $26.94, respectively. During fiscal 2026, 2025, and 2024, the total fair value of RSU awards vested was $4.5 million, $3.6 million, and $3.1 million, respectively.

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
During fiscal 2026, 110,081 stock options were forfeited related to a former officer and director's termination of service; no other stock options were issued, exercised, or canceled. During fiscal 2025 and 2024, there were no stock options issued, exercised, canceled or forfeited.

The following represents stock option activity during fiscal 2026:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at February 2, 2025	495,366	$38.10	4.34	—
Issued	—	—
Forfeited	(110,081)	38.10
Exercised	—	—
Outstanding and exercisable at February 1, 2026	385,285	$38.10	3.34	$—
Equity-based compensation expense was approximately $5.5 million, $7.9 million, and $4.2 million for fiscal 2026, 2025, and 2024, respectively. The income tax benefit for the vesting of our equity-based compensation awards was $0.6 million, $1.2 million and $1.0 million for fiscal 2026, 2025, and 2024, respectively. The total unrecognized equity based compensation cost related to unvested RSU and PSU awards was approximately $13.0 million as of February 1, 2026 and will be recognized in operations over a weighted average period of 2.3 years.
Common Stock Warrants
On June 29, 2018, the Company issued 281,750 warrants with a five-year term and an average exercise price of $19.20 to Roth Capital Partners, LLC as part of the underwriting agreement in connection with the Company's IPO. Warrants may be exercised on a cashless basis, where the holders receive fewer shares of common stock in lieu of a cash payment to the Company. As of January 29, 2023, the weighted average contractual life of the 281,750 outstanding warrants was 0.4 years. In fiscal 2024, Roth Capital Partners, LLC performed a cashless exercise of all 281,750 remaining outstanding warrants resulting in 74,592 net shares issued. As of February 1, 2026, no warrants remain outstanding.
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

During fiscal 2026 and 2025, we repurchased and subsequently retired 306,325 and 777,713 shares of common stock, costing $6.0 million and $19.9 million, respectively, including broker commissions and fees. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of stock repurchases. During fiscal 2026 and 2025, the excise tax on net share repurchases was not material.

As of February 1, 2026, and February 2, 2025, the share repurchase program had $14.1 million and $20.1 million in remaining authorized funds, respectively.

On March 26, 2026, subsequent to the end of the fiscal period, our board of directors authorized the repurchase of an additional $40.0 million of our outstanding common stock under the share repurchase program. As a result, total remaining availability under the share repurchase program increased to $54.1 million.

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

The Company’s net sales by product which are considered one reportable segment are as follows:

	2026	2025	2024
Sactionals	$634,792	$621,898	$637,388
Sacs	42,587	48,798	51,719
Other(1)	19,736	9,932	11,158
Total net sales	$697,115	$680,628	$700,265
(1) Includes our new product platform Snugg.

Interest income, net is as follows:

	2026	2025	2024
Interest income, net(1)	1,303	2,800	1,747

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

Note 11. Subsequent Events
Supreme Court Tariff Ruling

In February 2026, the Supreme Court of the U.S. issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. To preserve its rights to recover such duties, the Company has filed a complaint and a protective action with the U.S. Court of International Trade ("CIT") seeking a full refund of all tariffs paid under the invalidated IEEPA authorities. Following the Supreme Court decision, the U.S. Administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain carveouts. At this time the Company cannot reasonably estimate the total financial impact of this ruling, however it, and any additional tariffs, may materially affect the Company’s future results of operations and cash flows.

In the event the Company receives a refund of tariffs previously paid, it may elect to return a portion of such amounts to vendors that provided the Company tariff relief and/or price concessions. Any such obligations would be assessed based on commercial considerations, and could reduce any benefit from a refund.