Form 10-Q
period 2026-05-03
Lovesac Co
filed 2026-06-11
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 8, 2026, there were 14,638,418 shares of common stock, $0.00001 par value per share, outstanding.

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

You should not place undue reliance on forward looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur at all or on a specified timeframe. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things: business disruptions or other consequences of economic instability, recession, political instability, civil unrest, armed hostilities and global conflict, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; the impact of changes or declines in consumer spending and increases in interest rates and inflation on our business, sales, results of operations and financial condition; the costs of defending against class-action, derivative and other litigation or other legal or governmental proceedings, and any resulting liability that might arise from it; our ability to manage and sustain our growth and profitability effectively, including in our ecommerce business, forecast our operating results, and manage inventory levels; our cash flows, changes in the market price of our common stock, global economic and market conditions and other considerations that could impact the specific timing, price and size of repurchases under our stock repurchase program or our ability to fund any stock repurchases; our ability to improve our products and develop and launch new products; our ability to successfully open and operate new showrooms; our ability to advance, implement or achieve the goals set forth in our ESG Report; our ability to realize the expected benefits of investments in our supply chain and infrastructure, as well as our efforts to onshore manufacturing for a portion of our Sactionals production or other products; disruption in our supply chain and dependence on foreign manufacturing and imports for our products; execution of our share repurchase program and its expected benefits for enhancing long-term shareholder value; our ability to acquire new customers and engage existing customers; reputational risk associated with increased use of social media; our ability to attract, develop and retain highly skilled associates and employees; cybersecurity and vulnerability to electronic break-ins and other similar disruptions or other system interruptions or failures in our technology infrastructure needed to service our customers, process transactions and fulfill orders; unauthorized disclosure of sensitive or confidential information through breach of our computer system; the ability of third-party providers to continue uninterrupted service; the impact of changes in diplomatic and trade relations, as well as tariffs, and the countermeasures and tariff mitigation initiatives, as well as our ability to collect on our claims for refunds of tariffs previously paid and any other costs or liabilities we might incur as a result of those efforts; the regulatory environment in which we operate; our ability to maintain, grow and enforce our brand and intellectual property rights and avoid infringement or violation of the
ii

intellectual property rights of others; any inability to implement and maintain effective internal controls over financial reporting; and our ability to compete and succeed in a highly competitive and evolving industry.

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share amounts)	May 3, 2026	February 1, 2026
Assets
Current Assets
Cash and cash equivalents	$56,998	$101,853
Trade accounts receivable, net	13,158	11,733
Merchandise inventories, net	109,267	106,317
Prepaid expenses	13,390	10,473
Other current assets	6,178	6,260
Total Current Assets	198,991	236,636
Property and equipment, net	86,760	86,400
Operating lease right-of-use assets	161,310	163,322
Goodwill	144	144
Intangible assets, net	2,641	2,373
Deferred tax asset	19,039	13,387
Other assets	32,088	32,420
Total Assets	$500,973	$534,682
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$43,837	$43,736
Accrued expenses	31,601	38,788
Payroll payable	10,023	21,936
Customer deposits	14,324	11,544
Current operating lease liabilities	24,271	24,111
Sales taxes payable	4,317	6,996
Total Current Liabilities	128,373	147,111
Operating lease liabilities, long-term	166,602	168,400
Income tax payable, long-term	464	464
Line of credit	—	—
Total Liabilities	295,439	315,975
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of May 3, 2026 and February 1, 2026.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 14,638,550 shares issued and outstanding as of May 3, 2026 and 14,617,238 shares issued and outstanding as of February 1, 2026.	—	—
Additional paid-in capital	195,123	194,843
Accumulated earnings	10,411	23,864
Stockholders' Equity	205,534	218,707
Total Liabilities and Stockholders' Equity	$500,973	$534,682
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	May 3, 2026	May 4, 2025
Net sales	$138,196	$138,373
Cost of merchandise sold	66,222	64,003
Gross profit	71,974	74,370
Operating expenses:
Selling, general and administrative expenses	68,568	67,117
Advertising and marketing	16,599	18,594
Depreciation and amortization	4,181	3,613
Total operating expenses	89,348	89,324
Operating loss	(17,374)	(14,954)
Interest and other income, net	666	325
Net loss before taxes	(16,708)	(14,629)
Income tax benefit	5,615	3,789
Net loss	$(11,093)	$(10,840)

Net loss per common share:
Basic	$(0.76)	$(0.73)
Diluted	$(0.76)	$(0.73)

Weighted average shares outstanding:
Basic	14,668,023	14,792,080
Diluted	14,668,023	14,792,080

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Thirteen weeks ended
	Common
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings	Total Shareholders' Equity
Balance - February 1, 2026	14,617,238	$—	$194,843	$23,864	$218,707
Net loss	—	—	—	(11,093)	(11,093)
Equity-based compensation	—	—	2,100	—	2,100
Vested restricted stock units	162,794	—	—	—	—
Repurchases of common stock	(141,482)	—	—	(2,360)	(2,360)
Taxes paid for net share settlement of equity awards	—	—	(1,820)	—	(1,820)
Balance - May 3, 2026	14,638,550	$—	$195,123	$10,411	$205,534

Balance - February 2, 2025	14,786,934	$—	$190,510	$25,845	$216,355
Net loss	—	—	—	(10,840)	(10,840)
Equity-based compensation	—	—	2,501	—	2,501
Vested restricted stock units	68,641	—	—	—	—
Repurchases of common stock	(306,325)	—	—	(6,058)	(6,058)
Taxes paid for net share settlement of equity awards	—	—	(744)	—	(744)
Balance - May 4, 2025	14,549,250	$—	$192,267	$8,947	$201,214
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(amounts in thousands)	May 3, 2026	May 4, 2025
Cash Flows from Operating Activities
Net loss	$(11,093)	$(10,840)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of property and equipment	4,081	3,545
Amortization of other intangible assets	100	68
Amortization of deferred financing fees	15	19
Net loss on disposal of property and equipment	38	21
Equity based compensation	2,100	2,501
Non-cash lease expense	7,205	6,684
Deferred income taxes	(5,652)	(3,637)
Change in operating assets and liabilities:
Trade accounts receivable	(1,425)	3,759
Merchandise inventories	(2,950)	(593)
Prepaid expenses and other current assets	(2,850)	5,137
Other assets	332	935
Accounts payable	738	(27,228)
Accrued expenses and other payables	(21,944)	(15,720)
Operating lease liabilities	(6,831)	(6,417)
Customer deposits	2,780	389
Net cash used in operating activities	(35,356)	(41,377)
Cash Flows from Investing Activities
Purchase of property and equipment	(5,030)	(8,577)
Payments for patents and trademarks	(285)	(124)
Net cash used in investing activities	(5,315)	(8,701)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(1,820)	(744)
Repurchases of common stock	(2,364)	(6,000)
Payment of deferred financing costs	—	(12)
Net cash used in financing activities	(4,184)	(6,756)
Net change in cash and cash equivalents	(44,855)	(56,834)
Cash and cash equivalents - Beginning	101,853	83,734
Cash and cash equivalents - Ending	$56,998	$26,900
Supplemental Cash Flow Data:
Cash paid for taxes	$20	$—
Cash paid for interest	$30	$40
Non-cash investing and financing activities:
Asset acquisitions not yet paid for at period end	$1,282	$519
Leasehold improvements acquired through lease incentive	$—	$1,824
Excise tax on share repurchases, accrued but not paid	$—	$58
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED NOTES TO FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Summary of Significant Accounting Policies

The balance sheet of The Lovesac Company (the “Company”, “we”, “us” or “our”) as of February 1, 2026, which has been derived from our audited financial statements as of and for the 52-week year ended February 1, 2026, and the accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed financial statements. Such adjustments are of a normal, recurring nature. These condensed financial statements should be read in conjunction with the Company’s financial statements filed in its Annual Report on Form 10-K for the fiscal year ended February 1, 2026.
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen weeks ended May 3, 2026 and May 4, 2025 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary Designed for Life® approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms and online directly at www.lovesac.com. As of May 3, 2026, the Company operated 281 showrooms located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
Credit Losses. In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that allows entities to assume that current conditions do not change for the remaining life of the asset when developing reasonable and supportable forecasts for expected credit losses. The Company adopted this ASU effective February 2, 2026, and elected to apply the practical expedient. Due to the nature of the Company's trade receivable balance, the adoption of this ASU did not have a material impact on its condensed financial statements.
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

Research and Development Expenses
Research and development costs are charged to expense in the period incurred. Research and development expenses were $2.1 million and $2.2 million during the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.
Note 2. Revenue Recognition
The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $34.0 million and $27.2 million during the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction to net sales and cost of sales on the condensed statement of operations and an increase in inventory and customer returns liability on the condensed balance sheet. As of May 3, 2026 and February 1, 2026, there was a returns allowance recorded on the condensed balance sheet in the amount of $5.2 million and $8.5 million, respectively, which was included in accrued expenses, and sales returns of $1.2 million and $1.9 million, respectively, included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company’s condensed balance sheet. As of May 3, 2026 and February 1, 2026, the Company recorded customer deposit liabilities in the amount of $14.3 million and $11.5 million respectively. During the thirteen weeks ended May 3, 2026 and May 4, 2025, the Company recognized $11.5 million and $11.3 million, respectively, related to customer deposits from fiscal 2026 and 2025, respectively.
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

	Thirteen weeks ended
(amounts in thousands)	May 3, 2026	May 4, 2025
Showrooms	$97,052	$96,470
Internet	35,682	33,328
Other	5,462	8,575
Total net sales	$138,196	$138,373

The Company has no foreign operations and had no sales to foreign countries for the thirteen weeks ended May 3, 2026. The Company's net sales to foreign countries was less than 0.01% of total net sales for the thirteen weeks ended May 4, 2025. The Company had no customers that comprise more than 10% of total net sales for the thirteen weeks ended May 3, 2026 and May 4, 2025.
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

The Company did not recognize any barter sales in exchange for media credits during the thirteen weeks ended May 3, 2026 or May 4, 2025. As of May 3, 2026 and February 1, 2026, the Company had $2.5 million and $2.2 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $29.7 million and $30.4 million, respectively, classified as non-current. The credits expire from January 2034 through October 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment during the thirteen weeks ended May 3, 2026 or May 4, 2025. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the utilization of media credits.
Note 3. Income Taxes
For the thirteen weeks ended May 3, 2026 and May 4, 2025, the Company recorded an income tax benefit of $5.6 million and $3.8 million, respectively, which reflects an effective tax rate of 33.6% and 25.9%, respectively. The effective tax rate for the thirteen weeks ended May 3, 2026 and May 4, 2025 varies from the 21% federal statutory tax rate primarily due to income state taxes and covered employees compensation limitation under Section 162m.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen weeks ended May 3, 2026 and May 4, 2025, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes various changes to U.S. federal income tax law, including extensions of several expiring provisions from the Tax Cuts and Jobs Act of 2017. The OBBBA has multiple effective dates, with certain provisions effective in 2025. The OBBBA did not have a material impact on the Company’s effective tax rate for the thirteen weeks ended May 3, 2026.
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

	Thirteen weeks ended
(amounts in thousands, except per share data and share amounts)	May 3, 2026	May 4, 2025
Net loss	$(11,093)	$(10,840)

Weighted-average number of common shares outstanding, basic	14,668,023	14,792,080
Effect of dilutive securities(1)(2)	—	—
Weighted-average number of common shares outstanding, diluted	14,668,023	14,792,080

Basic net loss per share	$(0.76)	$(0.73)
Diluted net loss per share	$(0.76)	$(0.73)
(1) The effect of dilutive securities includes unvested restricted stock units and stock options. For the thirteen weeks ended May 3, 2026, there were no anti-dilutive unvested restricted stock units. For the thirteen weeks ended May 4, 2025, unvested restricted stock units of 1,710,191 were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. For the thirteen weeks ended May 3, 2026 and May 4, 2025, the effects of 385,285 and 495,366 stock options outstanding, respectively, were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.
(2) The Company prospectively corrected the diluted earnings per share calculation. The impact to previous years was not material.
Note 5. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended
	May 3, 2026	May 4, 2025
Operating lease expense	$9,955	$9,302
Variable and short term lease expense	867	973
Total lease expense	$10,822	$10,275
Variable lease expense includes percentage rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During the thirteen weeks ended May 3, 2026 and May 4, 2025, we did not recognize any impairment charges associated with showroom-level right-of-use assets.
Supplemental information related to our operating leases is as follows (in thousands):

	Thirteen weeks ended
(amounts in thousands)	May 3, 2026	May 4, 2025
Operating cash flow information:
Amounts paid on operating lease liabilities	$9,901	$9,411
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$4,911	$12,232
Weighted average remaining lease term - operating leases	6.8 years	7.2 years
Weighted average discount rate - operating leases	5.63%	5.38%

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

Tariff Matters

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. On April 20, 2026, U.S. Customs and Border Protection (“CBP”) launched the Consolidated Administration and Processing of Entries (“CAPE”) process to permit importers to seek refunds of previously paid IEEPA tariffs. The Company submitted refund claims in April 2026 and will record these refunds as the amounts are collected. The timing of any refunds and the total amount ultimately received remains uncertain and may differ materially from the amounts claimed.

The Company has elected to apply the gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for potential recoveries of previously paid IEEPA tariffs. The Company determined this model is appropriate given the uncertainty surrounding the timing and ultimate receipt of any refunds. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Any recovery, when recognized, would be reflected as a reduction of inventory to the extent the related goods remain on hand, or as a reduction of cost of merchandise sold for amounts related to merchandise already sold. The allocation between inventory and cost of merchandise sold will be determined based on the inventory status of the related goods at the time of recognition.

As of May 3, 2026, the Company had not received any refund payments. Accordingly, no gain has been recognized in the condensed consolidated financial statements for the period ending May 3, 2026.

Subsequent to May 3, 2026, the Company received refunds for IEEPA tariffs previously paid totaling approximately $3.6 million through June 10, 2026, including an immaterial amount of interest. Consistent with ASC 450-30, these amounts were not recognized in the condensed consolidated financial statements for the period ending May 3, 2026.

Note 7. Financing Arrangements
Revolving Line of Credit
We are party to a credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association ("Wells"), as administrative agent, that matures July 29, 2029. The maximum revolver commitment is $40.0 million, subject to borrowing base and availability restrictions, and also includes an uncommitted accordion feature that allows the Company, subject to certain customary conditions, to increase the size of the revolving credit facility by $10.0 million. Our credit agreement includes a $1.0 million sublimit for the issuance of letters of credit and a $4.0 million sublimit for swing line loans.
As of May 3, 2026 and February 1, 2026, the Company’s borrowing availability under the line of credit with Wells was $34.9 million and $36.0 million, respectively, and there were no borrowings outstanding on this line of credit.
Note 8. Stockholders' Equity
Equity Incentive Plan
The Company adopted the Second Amended and Restated 2017 Equity Incentive Plan (the “2017 Equity Plan”) which provides for awards in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance based restricted stock units, cash-based awards and other stock-based awards. All awards shall be granted within 10 years from June 2, 2022, the effective date of the 2017 Equity Plan. In fiscal 2025, the 2017 Equity Plan was amended to increase the shares of our common stock authorized and reserved for issuance by 1,100,000 shares, which increased the number of shares of common stock reserved for issuance under the 2017 Equity Plan to 3,979,889 shares of common stock.
Performance Based Restricted Stock Units

Performance based restricted stock units ("PSU awards") granted under the 2017 Equity Plan are generally subject to both a service-based vesting condition and a performance-based vesting condition. PSU awards generally vest over a one to three year period on the anniversaries of the grant date, contingent upon the achievement of specified performance targets established at the beginning of the performance period and continued service through the applicable vesting date. The stock-based compensation expense relating to PSU awards is recognized over the requisite service period when it is probable that the performance condition will be satisfied.
In March 2023, Shawn Nelson, our Chief Executive Officer, received a one-time performance and retention long-term incentive grant of 235,000 PSU awards (the “PSU Grant”) pursuant to the 2017 Equity Plan and Mr. Nelson’s Restricted Stock Units Agreement and Grant Notice (the “PSU Agreement”). The PSU Grant vests on the later to occur of (i) the fifth anniversary of the date of grant so long as, (x) on or prior to such date (subject to certain limited extensions), the Company has achieved a specified level of performance with respect to share price and net sales, and (y) Mr. Nelson remains in continuous service with the Company as Chief Executive Officer through such date; or (ii) if the specified level of performance with respect to net sales is not achieved on or prior to the fifth anniversary of the date of grant, but the other conditions in subclause (i) are achieved, the first date that such specified level of performance with respect to net sales is achieved, so long as it is achieved on or prior to the seventh anniversary of the date of grant and so long as Mr. Nelson remains in continuous service with the Company through such date. Except in the event of termination of employment as defined in the 2017 Equity Plan, the PSU Grant will be settled in shares of common stock of the Company on the first anniversary of the applicable vesting date. The PSU Grant was valued using a Monte Carlo simulation model to account for the path dependent market conditions that stipulate when and whether or not the PSU awards shall vest. The expense will be recognized on a straight-line basis over the explicit service period.

The following table summarizes the Company's PSU awards activity during the thirteen weeks ended May 3, 2026:

	Number of shares	Weighted average grant date fair value
Unvested at February 1, 2026	1,046,994	$22.05
Granted	263,891	17.67
Forfeited	(72,948)	23.09
Vested	(123,443)	21.04
Unvested at May 3, 2026	1,114,494	$21.06
During the thirteen weeks ended May 4, 2025, 330,314 PSU awards were granted with a weighted-average grant date fair value of $19.87. During the thirteen weeks ended May 3, 2026 and May 4, 2025, the total fair value of PSU awards vested was $2.6 million and $0.3 million, respectively.

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

The following table summarizes the Company's RSU awards activity during the thirteen weeks ended May 3, 2026:

	Number of shares	Weighted average grant date fair value
Unvested at February 1, 2026	504,488	$20.37
Granted	254,475	16.65
Forfeited	(10,846)	19.92
Vested	(148,916)	20.89
Unvested at May 3, 2026	599,201	$18.67
During the thirteen weeks ended May 4, 2025, 319,429 RSU awards were granted with a weighted-average grant date fair value of $19.49. During the thirteen weeks ended May 3, 2026 and May 4, 2025, the total fair value of RSU awards vested was $3.1 million and $2.4 million, respectively.
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
There were no stock options issued, exercised, canceled, or forfeited for the thirteen weeks ended May 3, 2026 and May 4, 2025. As of May 3, 2026, 385,285 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 3.1 years, and no intrinsic value. As of May 4, 2025, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 4.1 years and no intrinsic value.

For the thirteen weeks ended May 3, 2026 and May 4, 2025, the Company recognized equity-based compensation expense of $2.1 million and $2.5 million, respectively. The income tax benefit for the vesting of our equity-based compensation awards was immaterial for the thirteen weeks ended May 3, 2026. For the thirteen weeks ended May 4, 2025, the income tax benefit for the vesting of our equity-based compensation awards was $0.4 million. The total unrecognized equity-based compensation cost related to unvested RSU and PSU awards was approximately $19.1 million as of May 3, 2026 and will be recognized in operations over a weighted average period of 2.5 years.
Share Repurchase Program
On June 11, 2024, our Board of Directors approved a $40.0 million share repurchase program. Repurchases may be made through open market purchases, privately negotiated transactions, and accelerated share repurchases. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. The exact number of shares to be repurchased by the Company, if any, is not guaranteed. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time or periodically without prior notice.
On March 26, 2026, our Board of Directors authorized the repurchase of an additional $40.0 million of our outstanding common stock under the share repurchase program.

During the thirteen weeks ended May 3, 2026 and May 4, 2025, we repurchased and subsequently retired 141,482 and 306,325 shares of common stock, costing $2.4 million and $6.0 million, respectively, including broker commissions and fees. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of stock repurchases. During the thirteen weeks ended May 3, 2026 and May 4, 2025, the excise tax on net share repurchases was not material.

As of May 3, 2026, approximately $51.7 million remained available for future purchases under the share repurchase program.
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
The Company’s net sales by product which are considered one reportable segment are as follows:

	Thirteen weeks ended
(amounts in thousands)	May 3, 2026	May 4, 2025
Sactionals	$125,562	$127,321
Sacs	7,303	9,427
Other(1)	5,331	1,625
Total net sales	$138,196	$138,373
(1) Includes our product platform Snugg.

Interest income, net is as follows:

	Thirteen weeks ended
(amounts in thousands)	May 3, 2026	May 4, 2025
Interest income, net(1)	$666	$327

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended February 1, 2026. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the Forward-Looking Statements section herein and those discussed in the section titled “Risk Factors” under Part I, Item 1A in our Annual Report on Form 10-K.

We operate on a 52 or 53-week fiscal year that ends on the Sunday closest to February 1. Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, the fourth quarter represents a 14-week period. The fiscal year ended January 31, 2027 will consist of 52 weeks.

Overview
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary Designed for Life® approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. Our current product offering is comprised of modular couches called Sactionals®, premium foam beanbag chairs called Sacs®, the immersive surround sound home theater system called StealthTech®, the PillowSac® Chair, the Sactionals Reclining Seat, a recently launched platform of premium seating called Snugg™, and various accessories. Innovation is at the center of our design philosophy with all of our core products protected by a robust portfolio of utility and design patents. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms and online directly at www.lovesac.com. We believe that our ecommerce centric approach, coupled with our ability to deliver our large upholstered products through express couriers, is unique to the furniture industry.

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

Tariff Refunds
In April , 2026, we filed for refunds of previously paid tariffs assessed under the International Emergency Economic Powers Act. As of May 3, 2026, due to the uncertainty surrounding the ultimate receipt and amount of these refunds, we have not recorded a receivable or any related reduction to cost of merchandise sold or inventories in our condensed financial statements for the first quarter of fiscal 2027. Any benefit from these refunds will be recognized in the period the refunds are received. See Note 6. Commitments and Contingencies in the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more information.
Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered for any new setting or occasion, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing primarily two, standardized pieces, “seats” and “sides,” and approximately 200 high quality, tight-fitting cover options that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, angled sides and roll or swept arms. In September 2024, we launched the AnyTable®, a versatile table that seamlessly enhances any Sactionals living space, and in November 2024, we launched the Sactionals Reclining Seat, an innovation that integrates advanced reclining technology and delivers unparalleled comfort and flexibility while maintaining the sleek, sophisticated aesthetic of our Sactionals. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 90.9% and 92.0% of our net sales for the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.

Our Sactionals StealthTech Sound + Charge product line complements our Sactionals as a unique innovation that features immersive surround sound by Harman Kardon and convenient wireless charging, all seamlessly embedded and hidden inside the adaptable Sactionals platform. The system includes two Sound + Charge Sides each with embedded front- and rear-firing Harman Kardon speakers, a Subwoofer that easily integrates into a Sactionals Seat Frame and a Center Channel, all working in unison to deliver captivating surround sound that is completely hidden from view. We also offer Satellite Subwoofers as an add-on to the Sound + Charge System, enhancing the existing StealthTech setup with improved bass and overall entertainment experience. In November 2024, we launched the StealthTech Charge Side, integrating wireless device charging into our Sactionals Sides without the need for our sound system.
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sacs product line offers 5 different sizes ranging from 32 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. In May 2024, we launched the PillowSac Chair, an accessory that elevates the style and comfort of our existing PillowSac. In October 2025, the Company launched the PillowSac Chair Jr. which delivers the same comfort and premium materials as the PillowSac Chair, scaled for smaller spaces. Our Sacs represented 5.3% and 6.8% of our net sales for the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.
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
•Showrooms. We market and sell our products through 281 showroom locations strategically situated at top tier malls, lifestyle centers, and street locations in 45 states in the U.S. We carefully select what we believe are the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-showroom sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms are designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 70.2% and 69.7% of total net sales for the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. Our net sales generated by this channel accounted for 25.8% and 24.1% of total net sales for the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, barter inventory transactions, and the Loved by Lovesac program.
◦In store and online pop-up-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are typically 10-day shows and are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. For the thirteen weeks ended May 3, 2026 and May 4, 2025, we operated 159 and 171 in store pop-up-shops, respectively, and 9 and 2 online pop-up-shops on Costco.com, respectively.
◦Shop-in-shops. Prior to discontinuing this touchpoint at the end of fiscal 2026, shop-in-shops were designed to be in permanent locations carrying the same digital technology of our showrooms and were also staffed with associates trained to demonstrate and sell our products. In June 2025, the Company discontinued its partnership with Best Buy, resulting in the closure of all remaining shop-in-shop locations as of the end of fiscal 2026. Prior to the discontinuation of the partnership, we operated 49 Best Buy shop-in-shops as of May 4, 2025.
◦Barter inventory transactions. Our barter inventory transactions with a third party vendor are part of our Circular Operations ("CO"), Designed for Life, and Environmental, Social and Governance ("ESG") initiatives. CO is a way of doing business that is meant to reduce our footprint, while dramatically extending the life of products through more looped, localized, long-term, and sustainable practices, policies, and programs. Our barter inventory arrangement permits us from time to time to repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. See Note 2. Revenue Recognition— Barter Arrangements in the notes to the condensed financial statements included in Part I,

Item 1 of this Quarterly Report on Form 10-Q, for more information about our unused media credits as of May 3, 2026.
◦Loved by Lovesac. In June 2025, we launched the Loved by Lovesac program which enables customers to purchase quality-assured, revitalized open-box products through our dedicated resale platform at www.lovedbylovesac.com. All items are inspected and verified for resale prior to listing. We believe this initiative aligns with our Designed for Life philosophy and supports our commitment to sustainability by extending the lifecycle of our products and reducing environmental impact. The Company has initiated a limited launch of Loved by Lovesac, which as of May 3, 2026, is currently available in 30 select states nationwide.
Other net sales, which includes pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, accounted for 4.0% and 6.2% of our total net sales for the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.

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
We are pursuing initiatives to increase domestic manufacturing of Sactionals (or certain products) as part of our broader supply chain strategy. These efforts are intended to enhance supply chain reliability, mitigate tariff and logistics risks, and improve operational efficiency through automation and reduced transportation distances. Implementation is expected to occur in phases and requires upfront investment and operational execution. The ultimate impact on our cost structure and operating results will depend on a number of factors, and there can be no assurance that anticipated benefits will be realized.

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

Results of Operations
The following tables summarize key components of our results of operations for the thirteen weeks ended May 3, 2026 and May 4, 2025:

	Thirteen weeks ended		Thirteen weeks ended
	May 3, 2026	May 4, 2025	May 3, 2026	May 4, 2025
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$97,052	$96,470	70.2%	69.7%
Internet	35,682	33,328	25.8%	24.1%
Other	5,462	8,575	4.0%	6.2%
Total net sales	138,196	138,373	100.0%	100.0%
Cost of merchandise sold	66,222	64,003	47.9%	46.3%
Gross profit	71,974	74,370	52.1%	53.7%
Operating expenses:
Selling, general and administrative expenses	68,568	67,117	49.6%	48.5%
Advertising and marketing	16,599	18,594	12.0%	13.4%
Depreciation and amortization	4,181	3,613	3.0%	2.6%
Total operating expenses	89,348	89,324	64.6%	64.5%
Operating loss	(17,374)	(14,954)	(12.5)%	(10.8)%
Interest and other income, net	666	325	0.5%	0.2%
Net loss before taxes	(16,708)	(14,629)	(12.0)%	(10.6)%
Income tax benefit	5,615	3,789	4.1%	2.7%
Net loss	$(11,093)	$(10,840)	(7.9)%	(7.9)%
Other Operational Data
Our recent showroom growth is summarized in the following table:

	Thirteen weeks ended
Showroom Count:	May 3, 2026	May 4, 2025
Showrooms open at beginning of period	278	257
Showrooms opened	6	11
Showrooms closed	(3)	(1)
Showrooms open at end of period(1)	281	267
Showroom remodels	—	1
(1) During the second quarter of fiscal 2026, the Company made the decision to repurpose its 2 mobile concierges, and subsequently closed its last remaining kiosk in the fourth quarter of fiscal 2026. Showrooms open as of May 4, 2025 included 1 kiosk and 2 mobile concierges.

Thirteen weeks ended May 3, 2026 compared to the thirteen weeks ended May 4, 2025
Net sales

Net sales decreased $0.2 million, or 0.1%, in the thirteen weeks ended May 3, 2026 compared to the prior year period driven by the closure of the Company's Best Buy shop-in-shop locations and a 1.0% decrease in omni-channel comparable net sales, partially offset by new showroom openings. In the thirteen weeks ended May 3, 2026, the number of repeat and new customers decreased by 1.2% and 2.5%, respectively. In the comparable prior year period, the number of repeat and new customers increased by 23.0% and 1.2%, respectively.

Showroom net sales increased $0.6 million, or 0.6%, in the thirteen weeks ended May 3, 2026 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) increased $2.4 million, or 7.1%, in the thirteen weeks ended May 3, 2026 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, and the Loved by Lovesac program, decreased $3.1 million, or 36.3%, in the thirteen weeks ended May 3, 2026 compared to the prior year period. The decrease was primarily attributable to the closure of the Company's Best Buy shop-in-shop locations as a result of the discontinuation of its partnership with Best Buy.

Gross profit
Gross profit decreased $2.4 million, or 3.2% in the thirteen weeks ended May 3, 2026 compared to the prior year period. Gross margin decreased 160 basis points to 52.1% of net sales in the thirteen weeks ended May 3, 2026 from 53.7% of net sales in the prior year period primarily driven by increases of 380 basis points in inbound transportation and tariff costs and 110 basis points in outbound transportation and warehousing costs, partially offset by an increase of 330 basis points in product margin driven by price increases and cost reduction initiatives, partially offset by higher promotional discounting.
Selling, general and administrative (SG&A) expenses

SG&A expenses increased $1.5 million, or 2.2%, in the thirteen weeks ended May 3, 2026 compared to the prior year period. The increase was primarily related to increases of $1.0 million in payroll associated with higher incentive compensation and $0.5 million in other overhead expenses. As a percentage of net sales, SG&A was 49.6% for the thirteen weeks ended May 3, 2026 compared to 48.5% in the prior year period.
Advertising and marketing expenses
Advertising and marketing expenses decreased $2.0 million, or 10.7%, in the thirteen weeks ended May 3, 2026 compared to the prior year period, primarily due to the strategic timing of marketing investments and continued emphasis on efficiency. Advertising and marketing expenses were 12.0% of net sales in the thirteen weeks ended May 3, 2026 compared to 13.4% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.6 million, or 15.7%, in the thirteen weeks ended May 3, 2026 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest and other income, net
Interest and other income, net was $0.7 million for the thirteen weeks ended May 3, 2026 compared to $0.3 million in the prior year period. The increase in interest income was primarily the result of higher cash deposits in the Company's interest-bearing bank accounts.

Income tax benefit
Income tax benefit was $5.6 million for the thirteen weeks ended May 3, 2026, compared to $3.8 million in the prior year period. The change in benefit was primarily driven by a higher net loss before taxes and an increase in the effective tax rate.

Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. At May 3, 2026, we had $57.0 million in cash and cash equivalents. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. We periodically use cash to repurchase shares of our common stock under our share repurchase program. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, customer deposits, and other current liabilities. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Our long-term cash needs will depend on, among other things, our profitability and our ability to manage working capital requirements, and if needed, our ability to identify and secure other potential sources to fund future working capital needs and meet capital expenditure requirements.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Capital expenditures also include patents and trademarks used in the normal course of our business. Cash paid for capital expenditures was $5.3 million in the thirteen weeks ended May 3, 2026.
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

Condensed Statement of Cash flow Data:
	Thirteen weeks ended
(amounts in thousands)	May 3, 2026	May 4, 2025
Net cash used in operating activities	$(35,356)	$(41,377)
Net cash used in investing activities	(5,315)	(8,701)
Net cash used in financing activities	(4,184)	(6,756)
Net change in cash and cash equivalents	(44,855)	(56,834)
Cash and cash equivalents at the end of the period	56,998	26,900
Net cash used in operating activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash lease expense, and deferred income taxes and the effect of changes in working capital and other activities.
Net cash used in operating activities was $35.4 million in the thirteen weeks ended May 3, 2026, compared to $41.4 million in the prior year period. The decrease was primarily attributable to working capital fluctuations, driven by timing of payments to vendors.

Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings and the acquisition of intangible assets.
For the thirteen weeks ended May 3, 2026, net cash used in investing activities was $5.3 million, primarily driven by continued investments in new showrooms. For the thirteen weeks ended May 4, 2025, net cash used in investing activities was $8.7 million, primarily driven by one-time capital expenditures related to our new corporate office and the continued investments in new showrooms.
Net cash used in financing activities
Financing activities consist primarily of repurchases of our common stock, taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For the thirteen weeks ended May 3, 2026 and May 4, 2025, net cash used in financing activities was $4.2 million and $6.8 million, respectively, mainly due to the repurchase of our common stock and taxes paid for the net share settlement of equity awards.
Revolving Line of Credit

We are party to a credit agreement providing for an asset-based revolving credit facility with the lenders party thereto, and Wells Fargo Bank, National Association ("Wells"), as administrative agent, that matures July 29, 2029. The maximum revolver commitment is $40.0 million, subject to borrowing base and availability restrictions, and also includes an uncommitted accordion feature that allows the Company, subject to certain customary conditions, to increase the size of the revolving credit facility by $10.0 million. Our credit agreement includes a $1.0 million sublimit for the issuance of letters of credit and a $4.0 million sublimit for swing line loans.
For additional information regarding our line of credit with Wells, see Note 7. Financing Arrangements. As of May 3, 2026 and February 1, 2026, the Company’s borrowing availability under the line of credit was $34.9 million and $36.0 million, respectively, and there were no outstanding borrowings under our credit facility.
Share Repurchase
On June 11, 2024, our board of directors authorized a share repurchase program for up to $40.0 million of shares of our common stock. On March 26, 2026, our Board of Directors authorized the repurchase of an additional $40.0 million of our outstanding common stock under the share repurchase program. Repurchases may be made through open market purchases, privately negotiated transactions, and accelerated share repurchases. The timing, volume and nature of share repurchases, if any, will be at our sole discretion and will be dependent on market conditions, liquidity, applicable securities laws, and other factors. We may suspend or discontinue the share repurchase program at any time. We plan on funding any repurchases in the future with our current cash and cash equivalents and future cash flows.
During the thirteen weeks ended May 3, 2026 and May 4, 2025, we repurchased and subsequently retired 141,482 and 306,325 shares of common stock, costing $2.4 million and $6.0 million, respectively, including broker commissions and fees.
As of May 3, 2026, approximately $51.7 million remained available for future purchase under our share repurchase program. For additional information, see Note 8. Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of May 3, 2026, except for employment agreements entered in the ordinary course of business.

Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with US GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Refer to Note 1 of our financial statements included on Form 10-K for the fiscal year ended February 1, 2026 for a complete description of our significant accounting policies. There have been no material changes to the significant accounting policies during the thirteen weeks ended May 3, 2026.
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

Inflation

In the first quarter of fiscal 2027 we continued to see normalization of inflationary pressures in the supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 3, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended May 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 6. Commitments and Contingencies, included in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the thirteen weeks ended May 3, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
February 2, 2026 to March 1, 2026	—	$—	—	$14,090
March 2, 2026 to April 5, 2026	—	$—	—	$54,090
April 6, 2026 to May 3, 2026	141,482	$16.69	141,482	$51,729
Total	141,482		141,482
(1) Average price paid per share excludes broker commission fees and the 1% excise tax incurred under the Inflation Reduction Act of 2022.
(2) On June 11, 2024, our board of directors authorized the repurchase of up to $40.0 million in shares of our outstanding common stock, and there is no expiration date. This authorization was subsequently increased by an additional $40.0 million on March 26, 2026. For additional information, refer to Note 8. Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Director and Officer Trading Arrangements

No directors or officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement (each as defined in Item 408 (a) and (c) of Regulation S-K) during the thirteen weeks ended May 3, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Dated Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	6/7/2021
3.2	Amended and Restated Bylaws	8-K	3.2	12/1/2023
19.1	The Lovesac Company Insider Trader Policy, as amended April 15, 2026	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: June 11, 2026		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith Siegner
Keith Siegner
Date: June 11, 2026		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)