Form 10-Q
period 2026-08-02
Lovesac Co
filed 2026-09-10
CIK 1701758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 7, 2026, there were 14,423,433 shares of common stock, $0.00001 par value per share, outstanding.

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE LOVESAC COMPANY
CONDENSED BALANCE SHEETS
(unaudited)

(amounts in thousands, except share and per share amounts)	August 2, 2026	February 1, 2026
Assets
Current Assets
Cash and cash equivalents	$68,804	$101,853
Trade accounts receivable, net	16,681	11,733
Merchandise inventories, net	130,165	106,317
Prepaid expenses	15,657	10,473
Other current assets	7,507	6,260
Total Current Assets	238,814	236,636
Property and equipment, net	88,759	86,400
Operating lease right-of-use assets	161,166	163,322
Goodwill	144	144
Intangible assets, net	2,748	2,373
Deferred tax asset	14,706	13,387
Other assets	32,624	32,420
Total Assets	$538,961	$534,682
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$60,214	$43,736
Accrued expenses	44,178	38,788
Payroll payable	15,009	21,936
Customer deposits	12,532	11,544
Current operating lease liabilities	24,648	24,111
Sales taxes payable	5,586	6,996
Total Current Liabilities	162,167	147,111
Operating lease liabilities, long-term	166,376	168,400
Income tax payable, long-term	464	464
Line of credit	—	—
Total Liabilities	329,007	315,975
Commitments and Contingencies (see Note 6)
Stockholders’ Equity
Preferred Stock $0.00001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of August 2, 2026 and February 1, 2026.	—	—
Common Stock $0.00001 par value, 40,000,000 shares authorized, 14,422,288 shares issued and outstanding as of August 2, 2026 and 14,617,238 shares issued and outstanding as of February 1, 2026.	—	—
Additional paid-in capital	197,028	194,843
Accumulated earnings	12,926	23,864
Stockholders' Equity	209,954	218,707
Total Liabilities and Stockholders' Equity	$538,961	$534,682
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands, except per share data and share amounts)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net sales	$161,245	$160,530	$299,441	$298,903
Cost of merchandise sold	50,975	69,922	117,197	133,925
Gross profit	110,270	90,608	182,244	164,978
Operating expenses:
Selling, general and administrative expenses	72,316	72,114	140,884	139,231
Advertising and marketing	22,803	23,481	39,402	42,075
Depreciation and amortization	4,209	3,836	8,390	7,449
Total operating expenses	99,328	99,431	188,676	188,755
Operating income (loss)	10,942	(8,823)	(6,432)	(23,777)
Interest and other income, net	1,212	100	1,878	425
Net income (loss) before taxes	12,154	(8,723)	(4,554)	(23,352)
Income tax (expense) benefit	(4,725)	2,073	890	5,862
Net income (loss)	$7,429	$(6,650)	$(3,664)	$(17,490)

Net income (loss) per common share:
Basic	$0.51	$(0.45)	$(0.25)	$(1.19)
Diluted	$0.51	$(0.45)	$(0.25)	$(1.19)

Weighted average shares outstanding:
Basic	14,652,167	14,623,823	14,660,096	14,707,952
Diluted	14,652,167	14,623,823	14,660,096	14,707,952

The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Thirteen weeks ended
	Common
	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings	Total Shareholders' Equity
Balance - May 3, 2026	14,638,550	$—	$195,123	$10,411	$205,534
Net income	—	—	—	7,429	7,429
Equity-based compensation	—	—	2,262	—	2,262
Vested restricted stock units	58,164	—	—	—	—
Repurchases of common stock	(274,426)	—	—	(4,914)	(4,914)
Taxes paid for net share settlement of equity awards	—	—	(357)	—	(357)
Balance - August 2, 2026	14,422,288	$—	$197,028	$12,926	$209,954

Balance - May 4, 2025	14,549,250	$—	$192,267	$8,947	$201,214
Net loss	—	—	—	(6,650)	(6,650)
Equity-based compensation	—	—	3,266	—	3,266
Vested restricted stock units	50,575	—	—	—	—
Repurchases of common stock	—	—	—	10	10
Taxes paid for net share settlement of equity awards	—	—	(379)	—	(379)
Balance - August 3, 2025	14,599,825	$—	$195,154	$2,307	$197,461

	Twenty-six weeks ended
	Common		Additional Paid-in Capital	Accumulated Earnings	Total Shareholders' Equity
(amounts in thousands, except share amounts)	Shares	Amount
Balance - February 1, 2026	14,617,238	$—	$194,843	$23,864	$218,707
Net loss	—	—	—	(3,664)	(3,664)
Equity-based compensation	—	—	4,362	—	4,362
Vested restricted stock units	220,958	—	—	—	—
Repurchases of common stock	(415,908)	—	—	(7,274)	(7,274)
Taxes paid for net share settlement of equity awards	—	—	(2,177)	—	(2,177)
Balance - August 2, 2026	14,422,288	$—	$197,028	$12,926	$209,954

Balance - February 2, 2025	14,786,934	$—	$190,510	$25,845	$216,355
Net loss	—	—	—	(17,490)	(17,490)
Equity-based compensation	—	—	5,767	—	5,767
Vested restricted stock units	119,216	—	—	—	—
Repurchases of common stock	(306,325)	—	—	(6,048)	(6,048)
Taxes paid for net share settlement of equity awards	—	—	(1,123)	—	(1,123)
Balance - August 3, 2025	14,599,825	$—	$195,154	$2,307	$197,461
The accompanying notes are an integral part of these condensed financial statements.

THE LOVESAC COMPANY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(amounts in thousands)	August 2, 2026	August 3, 2025
Cash Flows from Operating Activities
Net loss	$(3,664)	$(17,490)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of property and equipment	8,180	7,306
Amortization of other intangible assets	210	143
Amortization of deferred financing fees	30	37
Net loss on disposal of property and equipment	56	34
Impairment of long-lived assets	—	1,541
Equity based compensation	4,362	5,767
Non-cash lease expense	14,083	13,374
Deferred income taxes	(1,319)	(5,979)
Change in operating assets and liabilities:
Trade accounts receivable	(4,948)	2,709
Merchandise inventories	(23,848)	350
Prepaid expenses and other current assets	(6,461)	4,133
Other assets	(204)	2,170
Accounts payable	17,590	(16,742)
Accrued expenses and other payables	(3,070)	(16,430)
Operating lease liabilities	(13,414)	(12,438)
Customer deposits	988	2,303
Net cash used in operating activities	(11,429)	(29,212)
Cash Flows from Investing Activities
Purchase of property and equipment	(11,592)	(12,910)
Payments for patents and trademarks	(612)	(286)
Net cash used in investing activities	(12,204)	(13,196)
Cash Flows from Financing Activities
Taxes paid for net share settlement of equity awards	(2,177)	(1,123)
Repurchases of common stock	(7,239)	(6,000)
Payment of deferred financing costs	—	(12)
Net cash used in financing activities	(9,416)	(7,135)
Net change in cash and cash equivalents	(33,049)	(49,543)
Cash and cash equivalents - Beginning	101,853	83,734
Cash and cash equivalents - Ending	$68,804	$34,191
Supplemental Cash Flow Data:
Cash paid for taxes	$879	$9,077
Cash paid for interest	$38	$71
Non-cash investing and financing activities:
Asset acquisitions not yet paid for at period end	$726	$731
Leasehold improvements acquired through lease incentive	$—	$1,824
Excise tax on share repurchases, accrued but not paid	$35	$48
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
Due to the seasonality of the Company’s business, with the majority of our activity occurring in the fourth quarter of each fiscal year, the results of operations for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025 are not necessarily indicative of results to be expected for the full fiscal year.
Nature of Operations
We are a technology driven company that designs, manufactures and sells unique, high quality furniture derived through our proprietary Designed for Life® approach which results in products that are built to last a lifetime and designed to evolve as our customers’ lives do. We market and sell our products through an omni-channel platform that includes direct-to-consumer touch points in the form of our own showrooms and online directly at www.lovesac.com. As of August 2, 2026, the Company operated 284 showrooms located throughout the United States. The Company was formed as a Delaware corporation on January 3, 2017, in connection with a corporate reorganization with SAC Acquisition LLC, a Delaware limited liability company, the predecessor entity to the Company.
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
Research and Development Expenses
Research and development costs are charged to expense in the period incurred. Research and development expenses were $1.8 million and $2.1 million during the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively, and $4.0 million and $4.3 million for the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.
Note 2. Revenue Recognition
The Company’s revenue consists substantially of product net sales. The Company reports product net sales net of discounts and recognizes them at the point in time when control transfers to the customer, which generally occurs upon our delivery to a third-party carrier.
Shipping and handling charges billed to customers are included in revenue. The Company recognizes shipping and handling expense as fulfillment activities (rather than a promised good or service) when the activities are performed. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue. Shipping and handling costs incurred are included in cost of merchandise sold and include inbound freight and tariff costs relative to inventory sold, warehousing, and last mile shipping to our customers. Shipping and handling costs were $13.4 million and $28.6 million during the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively, and $47.4 million and $55.8 million for the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively. See Note 6. Commitments and Contingencies for further details on the impact of International Emergency Economic Powers Act ("IEEPA") tariff refunds on shipping and handling costs.
Estimated refunds for returns and allowances are recorded using our historical return patterns, adjusting for any changes in returns policies. The Company records estimated refunds for net sales returns on a monthly basis as a reduction to net sales and cost of sales on the condensed statement of operations and an increase in inventory and customer returns liability on the condensed balance sheet. As of August 2, 2026 and February 1, 2026, there was a returns allowance recorded on the condensed balance sheet in the amount of $6.9 million and $8.5 million, respectively, which was included in accrued expenses, and sales returns of $1.7 million and $1.9 million, respectively, included in merchandise inventories.
In some cases, deposits are received before the Company transfers control, resulting in contract liabilities. These contract liabilities are reported as customer deposits on the Company’s condensed balance sheet. As of August 2, 2026 and February 1, 2026, the Company recorded customer deposit liabilities in the amount of $12.5 million and $11.5 million respectively. During the twenty-six weeks ended August 2, 2026 and August 3, 2025, the Company recognized $11.5 million and $11.3 million, respectively, related to customer deposits from fiscal 2026 and 2025, respectively.
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

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Showrooms	$114,135	$109,071	$211,187	$205,541
Internet	40,228	42,499	75,910	75,827
Other	6,882	8,960	12,344	17,535
Total net sales	$161,245	$160,530	$299,441	$298,903
The Company has no foreign operations and had no sales to foreign countries for the thirteen weeks ended August 2, 2026 and August 3, 2025. There were no sales to foreign countries for the twenty-six weeks ended August 2, 2026, and net sales to foreign countries was less than 0.01% of total net sales for the twenty-six weeks ended August 3, 2025. The Company had no customers that comprise more than 10% of total net sales for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025.
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

The Company did not recognize any barter sales in exchange for media credits during the thirteen and twenty-six weeks ended August 2, 2026 or August 3, 2025. As of August 2, 2026 and February 1, 2026, the Company had $2.8 million and $2.2 million, respectively, of unused media credits expected to be utilized in the next fiscal year classified as current, and the remaining balance of $28.9 million and $30.4 million, respectively, classified as non-current. The credits expire from January 2034 through October 2034 and the Company expects to utilize all credits prior to expiration. The Company did not recognize any impairment during the thirteen and twenty-six weeks ended August 2, 2026 or August 3, 2025. The difference between the opening and closing balances of the Company's prepaid barter credit primarily results from the utilization of media credits.
Note 3. Income Taxes
For the thirteen weeks ended August 2, 2026 and August 3, 2025, the Company recorded an income tax expense of $4.7 million and an income tax benefit of $2.1 million, respectively, which reflects an effective tax rate of 38.9% and 23.8%, respectively. For the twenty-six weeks ended August 2, 2026 and August 3, 2025, the Company recorded an income tax benefit of $0.9 million and $5.9 million, respectively, which reflects an effective tax rate of 19.5% and 25.1%, respectively. The effective tax rate for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025 varies from the 21% federal statutory tax rate primarily due to income state taxes and covered employees compensation limitation under Section 162m.The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur. The Company had no material interest or penalties during the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025, and does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to uncertain tax positions as income tax expense in the condensed statements of operations.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes various changes to U.S. federal income tax law, including extensions of several expiring provisions from the Tax Cuts and Jobs Act of 2017. The OBBBA has multiple effective dates, with certain provisions effective in 2025. The OBBBA did not have a material impact on the Company’s effective tax rate for the thirteen and twenty-six weeks ended August 2, 2026.
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

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands, except per share data and share amounts)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net income (loss)	$7,429	$(6,650)	$(3,664)	$(17,490)

Weighted-average number of common shares outstanding, basic	14,652,167	14,623,823	14,660,096	14,707,952
Effect of dilutive securities(1)(2)	—	—	—	—
Weighted-average number of common shares outstanding, diluted	14,652,167	14,623,823	14,660,096	14,707,952

Basic net income (loss) per share	$0.51	$(0.45)	$(0.25)	$(1.19)
Diluted net income (loss) per share	$0.51	$(0.45)	$(0.25)	$(1.19)
(1) The effect of dilutive securities includes unvested restricted stock units and stock options.
(2) The Company prospectively corrected the diluted earnings per share calculation. The impact to previous years was not material.
For the thirteen weeks ended August 2, 2026, unvested restricted stock units of 1,559,583 and the effects of 385,285 stock options outstanding were excluded from the computation of diluted net income per share because their effects would have been anti-dilutive. For the twenty-six weeks ended August 2, 2026, unvested restricted stock units of 1,559,583 and the effects of 385,285 stock options outstanding were excluded from the computation of diluted net loss per share because their effects would have been anti-dilutive. For the thirteen and twenty-six weeks ended August 3, 2025, unvested restricted stock units of 1,646,041 and the effects of 495,366 stock options outstanding were excluded from the computation of diluted net loss per share because their effects would have been anti-dilutive.

Note 5. Leases
Components of lease expense were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Operating lease expense	$9,582	$9,282	$19,537	$18,584
Variable and short term lease expense	1,397	1,162	2,264	2,135
Total lease expense	$10,979	$10,444	$21,801	$20,719
Variable lease expense includes percentage rent, maintenance, real estate taxes, insurance and other variable charges included in the lease as well as rental expenses related to short term leases.
During the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025, we did not recognize any impairment charges associated with showroom-level right-of-use assets.
Supplemental information related to our operating leases is as follows (in thousands):

	Twenty-six weeks ended
(amounts in thousands)	August 2, 2026	August 3, 2025
Operating cash flow information:
Amounts paid on operating lease liabilities	$19,977	$18,986
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$9,494	$18,526
Weighted average remaining lease term - operating leases	6.7 years	7.1 years
Weighted average discount rate - operating leases	5.73%	5.45%
Note 6. Commitments and Contingencies

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business, as well as certain other non-ordinary course proceedings, claims and investigations, as described below. We make a provision for a loss contingency when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue to the low end of the range. For proceedings in which an unfavorable outcome is reasonably possible but not probable and an estimate of the loss or range of losses arising from the proceeding can be made, we disclose such an estimate, if material. If such a loss or range of losses is not reasonably estimable, we disclose that fact. We review any such loss contingency provisions at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. We recognize insurance recoveries, if any, when they are probable of receipt. All associated costs due to third-party service providers and consultants, including legal fees, are expensed as incurred. Legal proceedings are inherently unpredictable. It is possible that our condensed financial position, results of operations or cash flows could be materially negatively affected in any particular period by an unfavorable resolution of one or more of such legal proceedings.

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

On August 26, 2025, a putative class action complaint related to alleged wage and hour violations was filed against the Company. On October 27, 2025, Plaintiff filed a first amended class action and PAGA complaint. The lawsuit, captioned Guerrero v. The Lovesac Company, was filed in the Superior Court of California, County of San Diego. The complaint generally alleges that the Company (1) failed to pay minimum wages, (2) failed to pay overtime, (3) failed to provide meal periods, (4) failed to permit rest breaks, (5) failed to indemnify necessary business expenses, (6) failed to timely pay final wages, (7) failed to provide accurate wage statements, (8) unfair business practices, and (9) civil penalties under PAGA . The plaintiff seeks, among other things, an unspecified amount of monetary damages, such as general unpaid minimum and overtime wages, pre-judgment interest, statutory penalties, civil penalties, attorneys' fees and costs and injunctive relief.

On November 24, 2025, the Company filed an answer to the first amended complaint. On July 29, 2026, the parties mediated this matter. The parties were unable to come to an agreement at the July 29 mediation. The litigation is in its early stages and the final determinations of liability arising from this litigation matter will only be made following comprehensive investigations and litigation processes. The Company believes the resolution will not have a material impact to the financial statements.

In the opinion of management for the Company, there is no litigation in which the outcome will have a material effect on the financial statements as of August 2, 2026.

Tariff Matters

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the IEEPA were unlawful. On April 20, 2026, U.S. Customs and Border Protection ("CBP") launched the Consolidated Administration and Processing of Entries ("CAPE") process to permit importers to seek refunds of previously paid IEEPA tariffs. The Company submitted refund claims under the CAPE process in April 2026.

The Company began receiving refunds in the second quarter of fiscal 2027 and recognizes such refunds in accordance with the gain contingency guidance in ASC 450-30, Gain Contingencies. Accordingly, refunds are recognized only when realized or realizable and collection is deemed probable.

As of August 2, 2026, the Company had received $21.0 million of IEEPA tariff refunds, including related interest. Of this amount, $20.0 million was recognized as a reduction of cost of merchandise sold, $0.3 million was recorded as a reduction of inventory, and $0.7 million was recognized as interest income within interest and other income, net. The tariff refunds were recorded consistent with the original classification of the underlying tariff costs, while the related interest was recognized separately as compensation for the time value of money rather than as a recovery of product costs.

Subsequent to August 2, 2026, CBP advanced Phase III of the refund process by accepting the Company's CAPE Phase III registration. The Phase III portal did not open in August 2026 as anticipated, and CBP has not announced a revised launch date. The Company is required to submit declarations and refund claims through the portal once it becomes available. The amount of the claims to be submitted, including related interest, is immaterial. Accordingly, the Company has not submitted a CAPE Phase III Declaration or related refund claim, the applicable entries have not been reliquidated, and no Phase III refunds have been received. The timing of any refunds and the total amount ultimately received remains uncertain and may differ materially from the amounts claimed. The Company will reevaluate its assessment at each reporting period based on any new information.

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
As of August 2, 2026 and February 1, 2026, the Company’s borrowing availability under the line of credit with Wells was $34.0 million and $36.0 million, respectively, and there were no borrowings outstanding on this line of credit.
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

The following table summarizes the Company's PSU awards activity during the twenty-six weeks ended August 2, 2026:

	Number of shares	Weighted average grant date fair value
Unvested at February 1, 2026	1,046,994	$22.05
Granted	263,891	17.67
Forfeited	(172,339)	21.40
Vested	(149,419)	21.65
Unvested at August 2, 2026	989,127	$21.06
During the twenty-six weeks ended August 3, 2025, 330,314 PSU awards were granted with a weighted-average grant date fair value of $19.87. During the twenty-six weeks ended August 2, 2026 and August 3, 2025, the total fair value of PSU awards vested was $3.2 million and $0.6 million, respectively.

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

The following table summarizes the Company's RSU awards activity during the twenty-six weeks ended August 2, 2026:

	Number of shares	Weighted average grant date fair value
Unvested at February 1, 2026	504,488	$20.37
Granted	356,956	16.45
Forfeited	(75,345)	18.55
Vested	(215,643)	21.32
Unvested at August 2, 2026	570,456	$17.80
During the twenty-six weeks ended August 3, 2025, 357,277 RSU awards were granted with a weighted-average grant date fair value of $19.64. During the twenty-six weeks ended August 2, 2026 and August 3, 2025, the total fair value of RSU awards vested was $4.6 million and $4.1 million, respectively.
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
There were no stock options issued, exercised, canceled, or forfeited for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025. As of August 2, 2026, 385,285 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 2.8 years, and no intrinsic value. As of August 3, 2025, 495,366 stock options remain outstanding with a weighted average exercise price of $38.10, a weighted average remaining contractual life of 3.8 years and no intrinsic value.

For the thirteen weeks ended August 2, 2026 and August 3, 2025, the Company recognized equity-based compensation expense of $2.3 million and $3.3 million, respectively, and for the twenty-six weeks ended August 2, 2026 and August 3, 2025, the Company recognized equity based compensation expense of $4.4 million and $5.8 million, respectively. For the thirteen and twenty-six weeks ended August 2, 2026, the income tax benefit for the vesting of our equity-based compensation awards was $0.4 million and $0.3 million, respectively. For the thirteen and twenty-six weeks ended August 3, 2025, the income tax benefit for the vesting of our equity-based compensation awards was $0.6 million and $1.0 million, respectively. The total unrecognized equity-based compensation cost related to unvested RSU and PSU awards was approximately $17.5 million as of August 2, 2026 and will be recognized in operations over a weighted average period of 2.3 years.
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

During the thirteen weeks ended August 2, 2026, we repurchased and subsequently retired 274,426 shares of common stock, costing $4.9 million, including broker commissions and fees. We did not repurchase any shares of common stock during the thirteen weeks ended August 3, 2025. During the twenty-six weeks ended August 2, 2026 and August 3, 2025, we repurchased and subsequently retired 415,908 and 306,325 shares of common stock for $7.2 million and $6.0 million, respectively, including broker commissions and fees. The Inflation Reduction Act imposed a nondeductible 1% excise tax on the net value of stock repurchases. During the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025, the excise tax on net share repurchases was not material.

As of August 2, 2026, approximately $46.9 million remained available for future purchases under the share repurchase program.
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

The Company’s net sales by product within the Company’s one reportable segment were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Sactionals	$146,933	$149,487	$272,495	$276,808
Sacs	8,231	9,004	15,534	18,431
Other(1)	6,081	2,039	11,412	3,664
Total net sales	$161,245	$160,530	$299,441	$298,903
(1) Includes our product platform Snugg.
Interest income, net is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(amounts in thousands)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Interest income, net(1)	$1,212	$100	$1,878	$427

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
Tariff Refunds
In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA") tariffs were unlawful, and in April 2026, U.S. Customs and Border Protection (“CBP”) launched a phased refund process for previously paid IEEPA tariffs. Accordingly, we submitted refund claims through the Consolidated Administration and Processing of Entries (“CAPE”) process in April 2026. During the second quarter of fiscal 2027, we received and recognized $21.0 million of IEEPA tariff refunds and related interest, consisting of $20.0 million recognized as a reduction of cost of merchandise sold, $0.3 million recognized as a reduction of inventory, and $0.7 million recognized as interest income.
Subsequent to August 2, 2026, CBP advanced Phase III of the refund process by accepting the Company's CAPE Phase III registration. The Phase III portal did not open as anticipated in August 2026, and CBP has not announced a revised launch date. As no declarations or refund claims have been submitted and no entries have been reliquidated, no amounts have been recognized in accordance with ASC 450-30. See Note 6. Commitments and Contingencies in the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more information.
Product Overview
Our products serve as a set of building blocks that can be rearranged, restyled and re-upholstered for any new setting or occasion, mitigating constant changes in fashion and style. They are built to last and evolve throughout a customer’s life.
•Sactionals. Our Sactional product line currently represents a majority of our net sales. We believe our Sactionals platform is unlike competing products in its adaptability yet is comparable aesthetically to similarly priced premium couches and sectionals. Our Sactional products include a number of patented features relating to their geometry and modularity, coupling mechanisms and other features. Utilizing primarily two, standardized pieces, “seats” and “sides,” and over 200 high quality, tight-fitting cover options that are removable, washable, and changeable, customers can create numerous permutations of a sectional couch with minimal effort. Customization is further enhanced with our specialty-shaped modular offerings, such as our wedge seat, angled sides and roll or swept arms. In September 2024, we launched the AnyTable®, a versatile table that seamlessly enhances any Sactionals living space, and in November 2024, we launched the Sactionals Reclining Seat, an innovation that integrates advanced reclining technology and delivers unparalleled comfort and flexibility while maintaining the sleek, sophisticated aesthetic of our Sactionals. Our custom features and accessories can be added easily and quickly to a Sactional to meet endless design, style, storage and utility preferences, reflecting our Designed for Life philosophy. Sactionals are built to meet the highest durability and structural standards applicable to fixed couches. Sactionals are comprised of standardized units and we guarantee their compatibility over time, which we believe is a major pillar of their value proposition to the consumer. Our Sactionals represented 91.1% and 93.1% of our net sales for the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively, and 91.0% and 92.6% of our net sales for the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.

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
•Sacs. We believe that our Sacs product line is a category leader in oversized beanbags. The Sacs product line offers 5 different sizes ranging from 32 pounds to 95 pounds with capacity to seat 3+ people on the larger model Sacs. Filled with Durafoam, a proprietary blend of shredded foam, Sacs provide serene comfort and guaranteed durability. Their removable covers are machine washable and may be easily replaced with a wide selection of cover offerings. In May 2024, we launched the PillowSac Chair, an accessory that elevates the style and comfort of our existing PillowSac. In October 2025, the Company launched the PillowSac Chair Jr. which delivers the same comfort and premium materials as the PillowSac Chair, scaled for smaller spaces. Our Sacs represented 5.1% and 5.6% of our net sales for the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively, and 5.2% and 6.2% of our net sales for the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.
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
•Showrooms. We market and sell our products through 284 showroom locations strategically situated at top tier malls, lifestyle centers, and street locations in 45 states in the U.S. We carefully select what we believe are the best small-footprint showroom locations in high-end malls and lifestyle centers for our showrooms. Compared to traditional retailers, our showrooms require significantly less square footage because of our need to have only a few in-showroom sample configurations for display and our ability to stock our inventory for immediate sale. The architecture and layout of these showrooms are designed to communicate our brand personality and key product features. Our goal is to educate first-time customers, creating an environment where people can touch, feel, read, and understand the technology behind our products. Our showroom concept emphasizes our unique product platform and utilizes technology in more experiential ways to increase traffic and net sales. Net sales generated by this channel accounted for 70.8% and 67.9% of total net sales for the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively, and 70.5% and 68.8% of our net sales for the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.
•Ecommerce. Through our ecommerce channel, we believe we are able to significantly enhance the consumer shopping experience for home furnishings, driving deeper brand engagement and loyalty, while also realizing more favorable margins than our showroom locations. We believe our robust technological capabilities position us well to benefit from the growing consumer preference to transact at home and via mobile devices. Our net sales generated by this channel accounted for 24.9% and 26.5% of total net sales for the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively, and 25.4% and 25.4% of our net sales for the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.
•Other touchpoints. We augment our showrooms with other touchpoint strategies including online and in store pop-up-shops, shop-in-shops, barter inventory transactions, and the Loved by Lovesac program.
◦In store and online pop-up-shops. We utilize in store pop-up-shops to increase the number of locations where customers can experience and purchase our products, a low cost alternative to drive brand awareness, in store net sales, and ecommerce net sales. These in store pop-up-shops are typically 10-day shows and are staffed similarly to our showrooms with associates trained to demonstrate and sell our products and promote our brand. For the thirteen weeks ended August 2, 2026 and August 3, 2025, we operated 172 and 157 in store pop-up-shops, respectively, and 6 and 3 online pop-up-shops on Costco.com, respectively, and for the twenty-six weeks ended August 2, 2026 and August 3, 2025, we operated 331 and 328 in store pop-up-shops, respectively, and 15 and 5 online pop-up-shops on Costco.com, respectively.
◦Shop-in-shops. Prior to discontinuing this touchpoint at the end of fiscal 2026, shop-in-shops were designed to be in permanent locations carrying the same digital technology of our showrooms and were also staffed with associates trained to demonstrate and sell our products. In June 2025, the Company discontinued its partnership with Best Buy, resulting in the closure of all remaining shop-in-shop locations as of the end of fiscal 2026. Prior to the discontinuation of the partnership, we operated 43 Best Buy shop-in-shops as of August 3, 2025.
◦Barter inventory transactions. Our barter inventory transactions with a third party vendor are part of our Circular Operations ("CO"), Designed for Life, and Environmental, Social and Governance ("ESG") initiatives. CO is a way of doing business that is meant to reduce our footprint, while dramatically extending the life of products through more looped, localized, long-term, and sustainable practices, policies, and programs. Our barter inventory arrangement permits us from time to time to repurpose returned open-box inventory in exchange for media credits, which are being used to support our advertising initiatives to create brand awareness and drive net sales growth. See Note 2. Revenue Recognition— Barter Arrangements in the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more information about our unused media credits as of August 2, 2026.
◦Loved by Lovesac. In June 2025, we launched the Loved by Lovesac program which enables customers to purchase quality-assured, revitalized open-box products through our dedicated resale platform at www.lovedbylovesac.com. All items are inspected and verified for resale prior to listing. We believe this initiative aligns with our Designed for Life philosophy and supports our commitment to sustainability by extending the lifecycle of our products and reducing environmental impact. The Company has initiated a limited launch of Loved by Lovesac, which as of August 2, 2026, is currently available in 30 select states nationwide.
Other net sales, which includes pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, accounted for 4.3% and 5.6% of our total net sales for the thirteen weeks ended August 2, 2026 and August 3, 2025, respectively, and 4.1% and 5.8% of our net sales for the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.

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

Gross Profit
Gross profit is equal to our net sales less cost of merchandise sold. Gross profit as a percentage of our net sales is referred to as gross margin. Certain competitors and other retailers may report gross profit differently than we do, by excluding from gross profit some or all of the costs related to their distribution network and instead including them in selling, general and administrative expenses. As a result, the reporting of our gross profit and gross margin may not be comparable to other companies.
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
Advertising and Marketing Expense
Advertising and marketing expenses include digital, social, and traditional advertising and marketing initiatives, that cover all of our business channels. Advertising and marketing expenses are projected to rise as the Company drives net sales growth, supported by ongoing investments in these areas and careful monitoring to ensure efficient resource allocation.

Results of Operations
The following tables summarize key components of our results of operations for the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025:

	Thirteen weeks ended		Thirteen weeks ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$114,135	$109,071	70.8%	67.9%
Internet	40,228	42,499	24.9%	26.5%
Other	6,882	8,960	4.3%	5.6%
Total net sales	161,245	160,530	100.0%	100.0%
Cost of merchandise sold	50,975	69,922	31.6%	43.6%
Gross profit	110,270	90,608	68.4%	56.4%
Operating expenses:
Selling, general and administrative expenses	72,316	72,114	44.8%	44.9%
Advertising and marketing	22,803	23,481	14.1%	14.6%
Depreciation and amortization	4,209	3,836	2.6%	2.4%
Total operating expenses	99,328	99,431	61.5%	61.9%
Operating income (loss)	10,942	(8,823)	6.9%	(5.5)%
Interest and other income, net	1,212	100	0.8%	0.1%
Net income (loss) before taxes	12,154	(8,723)	7.7%	(5.4)%
Income tax (expense) benefit	(4,725)	2,073	(2.9)%	1.3%
Net income (loss)	$7,429	$(6,650)	4.8%	(4.1)%

	Twenty-six weeks ended		Twenty-six weeks ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
	(in thousands)		(Percentage of net sales)
Net sales
Showrooms	$211,187	$205,541	70.5%	68.8%
Internet	75,910	75,827	25.4%	25.4%
Other	12,344	17,535	4.1%	5.8%
Total net sales	299,441	298,903	100.0%	100.0%
Cost of merchandise sold	117,197	133,925	39.1%	44.8%
Gross profit	182,244	164,978	60.9%	55.2%
Operating expenses:
Selling, general and administrative expenses	140,884	139,231	47.0%	46.6%
Advertising and marketing	39,402	42,075	13.2%	14.1%
Depreciation and amortization	8,390	7,449	2.8%	2.5%
Total operating expenses	188,676	188,755	63.0%	63.2%
Operating loss	(6,432)	(23,777)	(2.1)%	(8.0)%
Interest and other income, net	1,878	425	0.6%	0.1%
Net loss before taxes	(4,554)	(23,352)	(1.5)%	(7.9)%
Income tax benefit	890	5,862	0.3%	2.0%
Net loss	$(3,664)	$(17,490)	(1.2)%	(5.9)%
Other Operational Data
Our recent showroom growth is summarized in the following table:

	Thirteen weeks ended		Twenty-six weeks ended
Showroom Count:	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Showrooms open at beginning of period	281	267	278	257
Showrooms opened	5	6	11	17
Showrooms closed	(2)	(3)	(5)	(4)
Showrooms open at end of period(1)	284	270	284	270
Showroom remodels	2	1	2	2
(1) During the second quarter of fiscal 2026, the Company made the decision to repurpose its 2 mobile concierges, and subsequently closed its last remaining kiosk in the fourth quarter of fiscal 2026. Showrooms open as of August 3, 2025 included 1 kiosk.

Thirteen weeks ended August 2, 2026 compared to the thirteen weeks ended August 3, 2025
Net sales

Net sales increased $0.7 million, or 0.4%, in the thirteen weeks ended August 2, 2026 compared to the prior year period driven by new showroom openings, partially offset by a 1.9% decrease in omni-channel comparable net sales and the closure of the Company's Best Buy shop-in-shop locations. In the thirteen weeks ended August 2, 2026, the number of repeat and new customers decreased by 0.5% and 1.9%, respectively. In the comparable prior year period, the number of repeat customers increased by 8.6%, partially offset by a 7.4% decline in new customers.

Showroom net sales increased $5.1 million, or 4.6%, in the thirteen weeks ended August 2, 2026 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) decreased $2.3 million, or 5.3%, in the thirteen weeks ended August 2, 2026 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, and the Loved by Lovesac program, decreased $2.1 million, or 23.2%, in the thirteen weeks ended August 2, 2026 compared to the prior year period. The decrease was primarily attributable to the closure of the Company's Best Buy shop-in-shop locations as a result of the discontinuation of its partnership with Best Buy.

Gross profit
Gross profit increased $19.7 million, or 21.7% in the thirteen weeks ended August 2, 2026 compared to the prior year period. Gross margin increased 1,200 basis points to 68.4% of net sales in the thirteen weeks ended August 2, 2026 from 56.4% of net sales in the prior year period. Gross margin increased primarily due to recoveries of IEEPA tariffs, which contributed 1,240 basis points, and a 250 basis point improvement in product margin driven primarily by price increases, partially offset by higher promotional discounting. These favorable impacts were partially offset by increases of 160 basis points in inbound transportation and tariff costs and 130 basis points in outbound transportation and warehousing costs. During the quarter, we received $21.0 million of IEEPA tariff refunds and related interest. Approximately $20.0 million was recognized through cost of merchandise sold, $0.3 million reduced inventory, and $0.7 million was recognized as interest income.
Selling, general and administrative (SG&A) expenses

SG&A expenses increased $0.2 million, or 0.3%, in the thirteen weeks ended August 2, 2026 compared to the prior year period. The increase was primarily related to increases of $1.9 million in payroll associated with severance and higher incentive compensation and $0.8 million in other overhead expenses, partially offset by $1.5 million of impairment charges related to the Best Buy partnership termination that were recognized in the prior year period, and a $1.0 million decrease in equity-based compensation. As a percentage of net sales, SG&A was 44.8% for the thirteen weeks ended August 2, 2026 compared to 44.9% in the prior year period.
Advertising and marketing expenses
Advertising and marketing expenses decreased $0.7 million, or 2.9%, in the thirteen weeks ended August 2, 2026 compared to the prior year period, primarily due to the strategic timing of marketing investments and continued emphasis on efficiency. Advertising and marketing expenses were 14.1% of net sales in the thirteen weeks ended August 2, 2026 compared to 14.6% of net sales in the prior year period.
Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.4 million, or 9.7%, in the thirteen weeks ended August 2, 2026 compared to the prior year period primarily driven by capital investments for new showrooms.

Interest and other income, net
Interest and other income, net was $1.2 million for the thirteen weeks ended August 2, 2026 compared to $0.1 million in the prior year period. The increase in interest income was primarily the result of interest earned on IEEPA tariff refunds and higher cash deposits in the Company's interest-bearing bank accounts.
Income tax (expense) benefit
Income tax expense was $4.7 million for the thirteen weeks ended August 2, 2026, compared to an income tax benefit of $2.1 million in the prior year period. The change in the tax provision was primarily attributable to the Company's generation of pre-tax income in the current quarter compared to a pre-tax loss in the prior-year period, and an increase in the effective tax rate.
Twenty-six weeks ended August 2, 2026 compared to the twenty-six weeks ended August 3, 2025
Net sales

Net sales increased $0.5 million, or 0.2%, in the twenty-six weeks ended August 2, 2026 compared to the prior year period driven by new showroom openings, partially offset by the closure of the Company's Best Buy shop-in-shop locations and a decrease of 1.3% in omni-channel comparable net sales. In the twenty-six weeks ended August 2, 2026, the numbers of repeat and new customers decreased by 1.3% and 2.6%, respectively. In the comparable prior year period, the number of repeat customers increased by 14.8%, partially offset by a 3.9% decline in new customers.

Showroom net sales increased $5.6 million, or 2.7%, in the twenty-six weeks ended August 2, 2026 compared to the prior year period.

Internet net sales (sales made directly to customers through our ecommerce channel) increased $0.1 million, or 0.1%, in the twenty-six weeks ended August 2, 2026 compared to the prior year period.

Other net sales, which include pop-up-shop sales, shop-in-shop sales, barter inventory transactions, and the Loved by Lovesac program, decreased $5.2 million, or 29.6%, in the twenty-six weeks ended August 2, 2026 compared to the prior year period. The decrease was primarily attributable to the closure of the Company's Best Buy shop-in-shop locations as a result of the discontinuation of its partnership with Best Buy.
Gross profit
Gross profit increased $17.3 million, or 10.5%, in the twenty-six weeks ended August 2, 2026 compared to the prior year period. Gross margin increased 570 basis points to 60.9% of net sales in the twenty-six weeks ended August 2, 2026 from 55.2% of net sales in the prior year period. Gross margin increased primarily due to recoveries of IEEPA tariffs, which contributed 670 basis points, and a 280 basis point improvement in product margin driven primarily by price increases, partially offset by higher promotional discounting. These favorable impacts were partially offset by increases of 260 basis points in inbound transportation and tariff costs and 120 basis points in outbound transportation and warehousing costs.
Selling, general and administrative (SG&A) expenses
SG&A expenses increased $1.7 million, or 1.2%, in the twenty-six weeks ended August 2, 2026 compared to the prior year period. The increase was primarily related to increases of $2.9 million in payroll associated with severance and higher incentive compensation, $1.0 million in new product innovation costs, and $0.7 million in other overhead expenses, partially offset by $1.5 million of impairment charges related to the Best Buy partnership termination that were recognized in the prior year period, and a $1.4 million decrease in equity-based compensation. As a percentage of net sales, SG&A was 47.0% in the twenty-six weeks ended August 2, 2026, compared to 46.6% in the prior year period.
Advertising and marketing expenses
Advertising and marketing expenses decreased $2.7 million, or 6.4%, in the twenty-six weeks ended August 2, 2026 compared to the prior year period, primarily due to the strategic timing of marketing investments and continued emphasis on efficiency. Advertising and marketing expenses were 13.2% of net sales in the twenty-six weeks ended August 2, 2026 compared to 14.1% of net sales in the prior year period.

Depreciation and amortization expenses
Depreciation and amortization expenses increased $0.9 million, or 12.6%, in the twenty-six weeks ended August 2, 2026 compared to the prior year period primarily driven by capital investments for new showrooms.
Interest and other income, net
Interest and other income, net was $1.9 million for the twenty-six weeks ended August 2, 2026, compared to $0.4 million in the prior year period. The increase in interest income was primarily the result of interest earned on IEEPA tariff refunds and higher cash deposits in the Company's interest-bearing bank accounts.
Income tax benefit
Income tax benefit was $0.9 million for the twenty-six weeks ended August 2, 2026, compared to $5.9 million in the prior year period. The change in benefit was primarily driven by lower pre-tax loss and a decrease in the effective tax rate.

Liquidity and Capital Resources
General
Our business relies on cash flows from operations, our revolving line of credit (see “Revolving Line of Credit” below) and securities issuances as our primary sources of liquidity. At August 2, 2026, we had $68.8 million in cash and cash equivalents. Our primary cash needs are for marketing and advertising, inventory, payroll, showroom rent, capital expenditures associated with opening new showrooms and updating existing showrooms, as well as infrastructure and information technology. We periodically use cash to repurchase shares of our common stock under our share repurchase program. The most significant components of our working capital are cash and cash equivalents, merchandise inventory, prepaid expenses, accounts payable, accrued expenses, customer deposits, and other current liabilities. We believe that cash expected to be generated from operations, the availability under our revolving line of credit and our existing cash balances are sufficient to meet working capital requirements and anticipated capital expenditures for at least the next 12 months. Our long-term cash needs will depend on, among other things, our profitability and our ability to manage working capital requirements, and if needed, our ability to identify and secure other potential sources to fund future working capital needs and meet capital expenditure requirements.
Capital Expenditures
Historically, we have invested significant capital expenditures in opening new showrooms and updating existing showrooms. These capital expenditures have increased in the past and may continue to increase in future periods as we open additional showrooms. Capital expenditures are anticipated to support our showroom growth, including capital outlays for leasehold improvements, fixtures and equipment, and the construction of new showrooms. Capital expenditures also include patents and trademarks used in the normal course of our business. Cash paid for capital expenditures was $12.2 million in the twenty-six weeks ended August 2, 2026.
Cash Flow Analysis
A summary of operating, investing, and financing activities during the periods indicated are shown in the following table:

Condensed Statement of Cash flow Data:
	Twenty-six weeks ended
(amounts in thousands)	August 2, 2026	August 3, 2025
Net cash used in operating activities	$(11,429)	$(29,212)
Net cash used in investing activities	(12,204)	(13,196)
Net cash used in financing activities	(9,416)	(7,135)
Net change in cash and cash equivalents	(33,049)	(49,543)
Cash and cash equivalents at the end of the period	68,804	34,191

Net cash used in operating activities
Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, equity-based compensation, non-cash lease expense, and deferred income taxes and the effect of changes in working capital and other activities.
Net cash used in operating activities was $11.4 million in the twenty-six weeks ended August 2, 2026, compared to $29.2 million in the prior year period. The decrease was primarily attributable to the receipt of IEEPA tariff refunds and net working capital changes, including the timing of vendor payments and strategic investments in inventory to support future demand.
Net cash used in investing activities
Investing activities consist primarily of investments related to capital expenditures for new showroom openings and the acquisition of intangible assets.
For the twenty-six weeks ended August 2, 2026, net cash used in investing activities was $12.2 million, primarily driven by continued investments in new showrooms. For the twenty-six weeks ended August 3, 2025, net cash used in investing activities was $13.2 million, primarily driven by one-time capital expenditures related to our new corporate office and the continued investments in new showrooms.
Net cash used in financing activities
Financing activities consist primarily of repurchases of our common stock, taxes paid for the net settlement of equity awards and payment of deferred financing costs.
For the twenty-six weeks ended August 2, 2026 and August 3, 2025, net cash used in financing activities was $9.4 million and $7.1 million, respectively, mainly due to the repurchase of our common stock and taxes paid for the net share settlement of equity awards.
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
For additional information regarding our line of credit with Wells, see Note 7. Financing Arrangements. As of August 2, 2026 and February 1, 2026, the Company’s borrowing availability under the line of credit was $34.0 million and $36.0 million, respectively, and there were no outstanding borrowings under our credit facility.

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
During the thirteen weeks ended August 2, 2026, we repurchased and subsequently retired 274,426 shares of common stock, costing $4.9 million, including broker commissions and fees. We did not repurchase any shares of common stock during the thirteen weeks ended August 3, 2025. During the twenty-six weeks ended August 2, 2026 and August 3, 2025, we repurchased and subsequently retired 415,908 and 306,325 shares of common stock for $7.2 million and $6.0 million, respectively, including broker commissions and fees.
As of August 2, 2026, approximately $46.9 million remained available for future purchase under our share repurchase program. For additional information, see Note 8. Stockholders' Equity in the notes to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements
We have no material off balance sheet arrangements as of August 2, 2026, except for employment agreements entered in the ordinary course of business.
Critical Accounting Policies and Estimates
The discussion and analysis of financial condition and results of operations is based upon our condensed financial statements, which have been prepared in conformity with US GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Refer to Note 1 of our financial statements included on Form 10-K for the fiscal year ended February 1, 2026 for a complete description of our significant accounting policies. There have been no material changes to the critical accounting policies during the twenty-six weeks ended August 2, 2026.
Recent Accounting Pronouncements
Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies, contained in the Condensed Notes to Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.
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

Inflation

In the second quarter of fiscal 2027 we continued to see normalization of inflationary pressures in the supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 2, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended August 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the share repurchase activity for the thirteen weeks ended August 2, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
May 4, 2026 to May 31, 2026	—	$—	—	$51,729
June 1, 2026 to July 5, 2026	—	$—	—	$51,729
July 6, 2026 to August 2, 2026	274,426	$17.74	274,426	$46,860
Total	274,426	$17.74	274,426
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
Item 5. Other Information.
Director and Officer Trading Arrangements

No directors or officers of the Company (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non- Rule 10b5-1 trading arrangement (each as defined in Item 408 (a) and (c) of Regulation S-K) during the thirteen weeks ended August 2, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed / Incorporated by Reference from Form **	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	6/7/2021
3.2	Amended and Restated Bylaws	8-K	3.2	12/1/2023
10.1	Separation Agreement by and between The Lovesac Company and Keith Siegner	8-K	10.1	6/15/2026
10.2+	Offer Letter between The Lovesac Company and Andrew Farag, dated April 1, 2026	8-K	10.2	6/15/2026
10.3+	Employment Agreement by and between The Lovesac Company and Andrew Farag dated June 15, 2026	8-K	10.3	6/15/2026
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

The Lovesac Company

	By:	/s/ Shawn Nelson
Shawn Nelson
Date: September 10, 2026		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew Farag
Andrew Farag
Date: September 10, 2026		Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)